Form 10-Q
period 2007-06-30
Orbitz Worldwide, Inc.
filed 2007-08-14
CIK 1394159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-33599

ORBITZ WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5337455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 W. Madison Street Suite 1000 Chicago, Illinois	60661
(Address of principal executive offices)	(Zip Code)

(312) 894-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 14, 2007, 82,912,526 shares of Common Stock, par value $0.01 per share, of the Registrant were outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

ORBITZ WORLDWIDE
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
	Predecessor	Successor	Predecessor	Successor
Net Revenue	$207	$229	$389	$441
Cost and Expenses
Cost of Revenue	29	42	58	80
Selling, General & Administrative	152	176	297	328
Depreciation & Amortization	13	12	29	25
Impairment of Intangible Assets	122	—	122	—
Total Operating Expenses	316	230	506	433
Operating (Loss) Income	(109)	(1)	(117)	8
Interest Expense, Net	8	28	15	47
(Loss) before Income Taxes	(117)	(29)	(132)	(39)
(Benefit) Provision for Income Taxes	(1)	3	—	3
Net (Loss)	$(116)	$(32)	$(132)	$(42)

See Notes to Unaudited Condensed Combined Consolidated Financial Statements.

ORBITZ WORLDWIDE
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

	December 31, 2006	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$28	$61
Accounts receivable (net of allowance for doubtful accounts of $3 and $3, respectively)	51	65
Prepaid expenses	10	9
Security deposits	7	8
Deferred income taxes	—	3
Other current assets	8	11
Total current assets	104	157
Property and equipment, net	166	184
Goodwill	1,190	1,193
Trademarks and trade names	311	313
Other intangible assets, net	88	80
Due from related parties	100	121
Deferred income taxes	62	62
Other non-current assets	40	39
Total assets	$2,061	$2,149
Liabilities and invested equity
Current liabilities:
Accounts payable	$123	$189
Accrued expenses	234	276
Deferred income	25	50
Other current liabilities	5	—
Total current liabilities	387	515
Due to related parties	205	184
Notes payable to Travelport	—	860
Tax sharing liability	126	138
Unfavorable contracts	45	40
Other non-current liabilities	31	36
Total liabilities	794	1,773
Commitments and contingencies
Invested equity:
Travelport net investment	1,265	369
Accumulated other comprehensive income	2	7
Total invested equity	1,267	376
Total liabilities and invested equity	$2,061	$2,149

See Notes to Unaudited Condensed Combined Consolidated Financial Statements.

ORBITZ WORLDWIDE
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Predecessor	Successor
	Six months ended June 30, 2006	Six months ended June 30, 2007
Operating activities:
Net (loss)	$(132)	$(42)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	29	25
Non-cash revenue	(5)	(5)
Impairment of goodwill and intangible assets	122	—
Interest expense	15	47
Deferred income taxes	(12)	2
Stock compensation	3	3
Provision for bad debts	1	3
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1)	(15)
Deferred income	16	22
Accounts payable, accrued expenses and other current liabilities	97	146
Other	(31)	(6)
Net cash provided by operating activities	102	180
Investing activities:
Property and equipment additions	(41)	(26)
Net cash (used in) investing activities	(41)	(26)
Financing activities:
Capital lease and debt payments	(2)	—
Advances to Travelport	(11)	(122)
Net cash (used in) financing activities	(13)	(122)
Effects of changes in exchange rates on cash and cash equivalents	—	1
Net increase in cash and cash equivalents	48	33
Cash and cash equivalents at beginning of period	33	28
Cash and cash equivalents at end of period	$81	$61
Supplemental Disclosure of Cash Flow Information:
Income tax payments, net	$6	$3
Interest payments, net of capitalized interest	$3	$—
Non-cash Financing Activity:
Capital expenditures incurred not yet paid	$4	$3
Non-cash capital contributions and distributions to Travelport	$—	$854

See Notes to Unaudited Condensed Combined Consolidated Financial Statements.

ORBITZ WORLDWIDE
CONDENSED COMBINED CONSOLIDATED STATEMENT OF INVESTED EQUITY (UNAUDITED)
(in millions)

		Accumulated
		Other	Total
	Travelport	Comprehensive	Invested
Successor	Net Investment	Income	Equity
Balance as of December 31, 2006	$1,265	$2	$1,267
Comprehensive loss:
Net loss	(42)	—	(42)
Currency translation adjustment	—	5	5
Total comprehensive loss	(42)	5	(37)
Capital distribution to Travelport and other, net	(854)	—	(854)
Balance as of June 30, 2007	$369	$7	$376

See Notes to Unaudited Condensed Combined Consolidated Financial Statements.

ORBITZ WORLDWIDE

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

1.   Basis of Presentation

Orbitz Worldwide, Inc. (“Orbitz Worldwide”) was incorporated on June 18, 2007 and formed to be the parent company of Orbitz, Inc. (“Orbitz”), ebookers Limited (“ebookers”) and Travel Acquisition Corporation Pty. Ltd. (“Flairview”) and the related subsidiaries and affiliates of those businesses. Orbitz Worldwide is the registrant as a result of its initial public offering in July 2007, which is described in more detail in Note 13—Subsequent Events.

The accompanying unaudited condensed combined consolidated financial statements primarily consist of the online travel businesses of Travelport Limited (“Travelport”) which have been carved out from the Travelport operations. The financial statements combine the accounts of Orbitz, ebookers and Flairview and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide (the “Company”). These entities were wholly-owned subsidiaries of Travelport as of June 30, 2007 and own the brand names of Orbitz, CheapTickets, the Neat Group, Lodging, Away, ebookers, HotelClub, RatesToGo, and AsiaHotels.com.

The Company prepared these condensed interim combined consolidated financial statements in accordance with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed combined consolidated financial statements include all adjustments consisting of normal recurring adjustments and accruals that management considers necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. These condensed combined consolidated financial statements should be read in conjunction with the year-end combined consolidated financial statements and accompanying notes included in the Company’s Prospectus filed with the Securities and Exchange Commission on July 20, 2007.

Background

Historically, the Company has not operated as an independent standalone company. The unaudited condensed interim combined consolidated financial statements have been carved-out of the historical financial statements of Cendant Corporation (“Cendant”) for the period prior to Travelport’s acquisition of the travel related businesses of Cendant (the “Blackstone Acquisition”) and the historical financial statements of Travelport for the period subsequent to the Blackstone Acquisition on August 23, 2006. In connection with the Blackstone Acquisition, all of the Company’s assets and liabilities were revised to reflect their fair values on the date of acquisition, based upon a preliminary allocation of the overall purchase price of Travelport to the underlying net assets acquired. The accompanying unaudited condensed combined consolidated financial statements present separately the financial position, results of operations, cash flows and changes in invested equity for the Company on a “Successor” basis (reflecting the Company’s ownership by Travelport) and “Predecessor” basis (reflecting the Company’s ownership by Cendant). The financial information of the Company has been separated by a vertical line on the face of the unaudited condensed combined consolidated financial statements to identify these different bases of accounting. These entities became subsidiaries of Orbitz Worldwide as part of an intercompany restructuring which was completed before July 20, 2007.

The Company’s unaudited condensed interim combined consolidated results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as a separate, standalone entity during the periods presented.

2.   Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and is currently evaluating the impact of such adoption on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires the Company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

3.   Cumulative Effect of Change in Accounting Principle—FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Company adopted the provisions of FIN 48 effective January 1, 2007, as required, and as a result of its application recorded an additional income tax liability of approximately $2 million as of June 30, 2007. As the conditions resulting in this liability existed as of the Blackstone Acquisition, the Company recorded additional goodwill of approximately $2 million. The interest on such liability for the period subsequent to the acquisition through December 31, 2006 has been recorded as an adjustment in the amount of almost nil to the January 1, 2007 beginning retained earnings balance.

Under the terms of the purchase agreement relating to the Blackstone Acquisition, the Company is indemnified for all pre-closing income tax liabilities. For purposes of FIN 48, with respect to periods prior to the sale, the Company is only required to take into account tax returns for which it or one of its affiliates is the primary taxpaying entity, namely separate state returns and non-U.S. returns. U.S. federal and state combined and unitary tax returns are only applicable in the post-sale period. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for federal income tax purposes. With limited exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for the years before 2001.

The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at January 1, 2007. The Company expects no material change for the next 12 months to the FIN 48 liability recorded as of June 30, 2007. The Company anticipates making payments of approximately $1 million with respect to tax assessments within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
Additions due to adoption of FIN 48 recorded as an adjustment to purchase accounting	$2
Balance at December 31, 2006	2
Additions during 2007	—
Balance at June 30, 2007	$2

The balance as of June 30, 2007 includes tax positions for which the ultimate deductibility is highly certain but for which great uncertainty exists as to the timing of such deductions. The net value of such positions is almost nil.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company had accrued almost nil for purposes of increasing its unrecognized tax benefits, including interest and penalties, during 2007.

4.   Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	As of December 31, 2006			As of June 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill and Indefinite-Lived Intangible Assets
Goodwill	$1,190	—	$1,190	$1,193	—	$1,193
Trademarks and trade names	$311	—	$311	$313	—	$313
Definite-Lived Intangible Assets
Customer relationships	$91	$(6)	$85	$92	$(16)	$76
Vendor relationships and other	4	(1)	3	5	(1)	4
	$95	$(7)	$88	$97	$(17)	$80

The purchase price allocation associated with the Blackstone Acquisition may be subject to revision when the Company receives final resolution on certain allocations of assets and outstanding contingent liabilities or other information which should be assessed to determine any potential adjustment to the initial fair value.

The weighted average remaining useful lives for customer relationships is 6 years at December 31, 2006 and 5 years at June 30, 2007 and for vendor relationships and other is 7 years at December 31, 2006 and 6 years at June 30, 2007.

The changes in the carrying amount of goodwill are as follows:

Amount
Balance at December 31, 2006	$1,190
Adjustments to goodwill acquired during 2006(a)	3
Balance at June 30, 2007	$1,193

(a)           Adjustments to goodwill relate to purchase price allocations, including the refinement of the fair value of assets acquired and liabilities assumed and the adoption of FIN 48.

The changes in the carrying amount of the definite-lived intangible assets are as follows:

Amount
Balance at December 31, 2006	$88
Amortization expense	(10)
Impact of foreign currency translation	2
Balance at June 30, 2007	$80

Amortization expense relating to intangible assets is as follows:

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Customer relationships	$2	$5	$3	$9
Vendor relationships and other	—	—	—	1
Total(b)	$2	$5	$3	$10

(b)          Included as a component of depreciation and amortization on the Company’s condensed combined consolidated statements of operations.

Based on the Company’s definite-lived intangible assets as of June 30, 2007, the Company expects amortization expense relating to intangible assets to be approximately $10 million for the remainder of 2007 and $19 million, $19 million, $13 million, $4 million, and $3 million for each of the five succeeding fiscal years, respectively.

5.   Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31, 2006	June 30, 2007
Capitalized software	$84	$102
Furniture, fixtures and equipment	44	45
Building and leasehold improvements	21	17
Construction in progress	28	46
Gross property and equipment	177	210
Less: accumulated depreciation and amortization	(11)	(26)
Property and equipment, net	$166	$184

For the three months ended June 30, 2006 and June 30, 2007, depreciation and amortization expense related to property and equipment amounted to $11 million and $7 million, respectively.  For the six months ended June 30, 2006 and June 30, 2007, depreciation and amortization expense related to property and equipment amounted to $26 million and $15 million, respectively.

Interest is capitalized on any internal software development projects in accordance with SFAS No. 34, “Capitalization of Interest Cost,” and Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The amount capitalized is computed by applying our weighted average borrowing rate to the average amount of accumulated expenditures in the period. Capitalized interest included in the construction in progress balance totaled nil and $3 million as of December 31, 2006 and June 30, 2007, respectively.

Assets subject to capital leases totaled $4 million as of December 31, 2006 and June 30, 2007 and are included in furniture, fixtures and equipment.

6.   Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2006	June 30, 2007
Accrued merchant payable	$109	$145
Accrued employee costs	17	19
Accrued advertising and marketing	35	45
Accrued tax sharing liability, current portion	9	3
Accrued unfavorable contracts, current portion	10	10
Other	54	54
Total accrued expenses	$234	$276

7.   Acquired Company Tax Sharing Liability

The tax sharing liability relates to an agreement between Orbitz and its former owners or their affiliates (the “Founding Airlines”) governing the allocation of up to approximately $308 million of tax benefits resulting from a taxable exchange that took place in connection with the Orbitz initial public offering in December 2003 (“Orbitz IPO”). As a result of this taxable exchange, the Company is entitled to additional deductions for depreciation and amortization, which may reduce the amount of the taxes that the Company is required to pay. For each tax period during the term of the tax agreement, the Company is obligated to pay the Founding Airlines a significant percentage of the amount of such tax benefit realized attributable to that taxable exchange. The tax agreement commenced upon consummation of the Orbitz IPO in 2003 and continues until all tax benefits have been utilized. The remaining payments that may be due under this agreement are approximately $277 million, which we expect to pay principally over the next 15 years. Based upon the Company’s assumptions regarding the realization of the tax benefits, the Company calculated the net present value of the liability utilizing a discount rate of 10%. The Company estimates that the net present value of the obligation to pay tax benefits to the Founding Airlines was $135 million and $141 million as of December 31, 2006 and June 30, 2007, respectively. This estimate is based upon certain assumptions, including the applicable tax rate, period to payment and discount rate, all of which the Company believes are reasonable. Such assumptions are inherently uncertain, however, and actual results could differ from those estimates. The Predecessor accreted interest expense related to this liability of approximately $11 million for the six months ended June 30, 2006 and the Company accreted interest expense of approximately $6 million for the six months ended June 30, 2007. Based upon the payments expected to be made within one year of the balance sheet, $9 million and $3 million of the liability is included as a component of accrued expenses at December 31, 2006 and June 30, 2007, respectively. The Company was indemnified by Cendant for amounts due under the tax sharing agreement at the time of the

Blackstone Acquisition. As a result, the Company has recorded a receivable of $37 million which is included in other noncurrent assets on the condensed combined consolidated balance sheet at December 31, 2006 and June 30, 2007, respectively.

8.   Unfavorable Contracts

Worldspan

The rates earned under the Worldspan contract were considered unfavorable when compared to market rates at the time of the acquisition of Orbitz in 2004 and the subsequent Blackstone Acquisition in 2006. As a result, an unfavorable contract liability was recorded at its fair value at each acquisition date. As of December 31, 2006 and June 30, 2007, this unfavorable contract amounted to $32 million and $28 million, respectively. The present value of the unfavorable contract liability is being amortized on a straight-line basis over the remaining contractual term and is classified as revenue in the Company’s condensed combined consolidated statement of operations. Revenue recognized under this unfavorable contract amounted to $2 million and $2 million for the three months ended June 30, 2006 and June 30, 2007, respectively. Revenue recognized under this unfavorable contract amounted to $4 million and $3 million for the six months ended June 30, 2006 and June 30, 2007, respectively.

Charter Associate Agreements

The rebate structure under the Charter Associate Agreements was considered unfavorable when compared to market conditions at the time of the acquisition of Orbitz in 2004 and the subsequent Blackstone Acquisition in 2006. As of December 31, 2006 and June 30, 2007, this unfavorable contract for Charter Associate Agreements amounted to $23 million and $21 million, respectively. The present value of the unfavorable contract liability is being amortized on a straight-line basis over the remaining contractual term and is classified as revenue in the Company’s condensed combined consolidated statement of operations. The revenue recognized for the unfavorable portion of the Charter Associate Agreements amounted to $1 million for the three months ended June 30, 2006 and $1 million for the three months ended June 30, 2007. The revenue recognized for the unfavorable portion of the Charter Associate Agreements amounted to $1 million for the six months ended June 30, 2006 and $2 million for the six months ended June 30, 2007.

9.   Employee Benefit Plan

Travelport and Cendant sponsor defined contribution savings plans for employees in the United States that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. In addition, the foreign businesses of Flairview and ebookers sponsor similar defined contribution savings plans. The Company matches the contributions of participating employees on the basis specified by the plans. The Company recorded expense related to these plans totaling $1 million and $1 million for the three months ended June 30, 2006 and June 30, 2007, respectively. The Company recorded expense related to these plans totaling $1 million and $3 million for the six months ended June 30, 2006 and June 30, 2007, respectively.

10.   Contingencies

Company Litigation

The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters.

Orbitz sued Worldspan in Illinois state court in September 2005. The complaint alleged that Worldspan misrepresented and omitted material facts in connection with the parties’ negotiation of amendments to the parties’ computer reservations system (“CRS”), or access contract (“CRS Agreement”), in 2002 and 2004, and that the omissions and misrepresentations violated the Illinois Consumer Fraud Act. Orbitz’s complaint sought to rescind the amendments to the CRS Agreement and unspecified monetary damages. On September 19, 2005, Worldspan removed Orbitz’s state court case to federal court. On April 3, 2006, the case was remanded back to state court. On July 5, 2006, Orbitz filed an Amended Complaint against Worldspan, asserting eight causes of action including Director Conflict of Interest, Fraudulent Inducement under the Illinois Consumer Fraud Act, Common Law Fraud, Equitable Estoppel, two Breach of Contract counts, and Declaratory Relief. In the Amended Complaint, Orbitz seeks rescission of the contract, unspecified monetary damages and costs, and a Declaratory Judgment. On August 14, 2006, Worldspan filed a motion to dismiss four of Orbitz’s claims in the Amended Complaint (consumer fraud, fraud, director conflict and equitable estoppel). The parties have briefed the issues raised by Worldspan’s motion, but the case has been stayed by agreement of the parties.

Orbitz is subject to claims brought by Worldspan alleging breach of contract and other alleged violations. Worldspan seeks damages in excess of $109 million and injunctive relief. The case has been stayed by agreement of the parties. The Company believes that it has meritorious defenses and is vigorously defending against these claims. Worldspan sued Orbitz in federal court in Chicago in September 2005. The complaint alleged breach of contract and the violation of the federal Computer Fraud and Abuse Act. Worldspan alleged that Orbitz violated the parties’ CRS Agreement by using certain Worldspan data to support Orbitz’s Supplier Link product, and by using the services of non-Worldspan CRS’s to support Supplier Link bookings. Additionally, Worldspan alleged that Orbitz’s shopping provider, ITA, is a CRS and that the use of ITA’s non-CRS related services breached the CRS Agreement. Worldspan’s Computer Fraud and Abuse Act claim related to Orbitz’s alleged impermissible use of Worldspan’s system for use or support of Supplier Link bookings. The complaint sought in excess of $50 million as damages. On April 19, 2006, Worldspan’s federal complaint was dismissed in its entirety. Worldspan appealed the order and filed its opening brief in support of the appeal with the Seventh Circuit on November 6, 2006. The appeal has been stayed by agreement of the parties, and no hearing or ruling date has been set.

Worldspan filed a separate Illinois state court case against Orbitz on April 24, 2006. In that complaint, Worldspan alleged the same state law claims as its dismissed federal suit. Worldspan filed an amended complaint on October 16, 2006 adding a claim under the Georgia Computer Systems Protection Act and contract claims alleging failure by Orbitz to mediate certain issues and breach of the covenant of good faith and fair dealing. On November 17, 2006, Orbitz filed a motion to dismiss Worldspan’s complaint, and the parties have briefed the issues. This case has been stayed by the agreement of the parties.

The Company is party to various cases brought by consumers and municipalities and other governmental entities involving hotel occupancy taxes and the Company’s merchant hotel business model. Some of the cases are purported class actions and most of the cases were brought simultaneously against other Internet travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that the Company violated the jurisdictions’ hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action.

An adverse ruling in one or more of these cases could require the Company to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

The Company has also been contacted by several municipalities or other taxing bodies concerning its possible obligations with respect to state or local hotel occupancy or related taxes. The City of New Orleans, Louisiana, the City of Philadelphia, Pennsylvania, the City of Madison, Wisconsin, Miami Dade County, the cities of Dalton, Warner Robbins, Rockmart, Cedartown, Rome, Hartwell and Cartersville, Georgia, state tax officials from Wisconsin, Pennsylvania and Indiana, and a third-party on behalf of unnamed municipalities and counties in Alabama, among others, have begun or attempted to pursue formal or informal administrative procedures or audits or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes it has meritorious defenses and the Company is vigorously defending these claims, proceedings and inquiries.

Litigation is inherently unpredictable and, although the Company believes it has valid defenses in these matters based upon advice of counsel, unfavorable resolutions could occur. While the Company cannot estimate its range of loss, an adverse outcome from such unresolved proceedings could be material to the Company with respect to earnings or cash flows in any given reporting period. The Company does not believe that the impact of such unresolved litigation would result in a material liability to the Company in relation to its combined consolidated financial position or liquidity.

Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby it indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees and indemnifications are granted under various agreements, including, but not limited to, those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks or other intellectual property, (iv) access to credit facilities and use of derivatives, (v) issuances of debt securities and (vi) issuances of surety bonds. The guarantees and indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts, (iv) underwriters in debt security issuances and (v) surety companies in surety bond arrangements. While some of these guarantees and indemnifications extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees and indemnifications, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees and indemnifications, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, insurance coverage is maintained that mitigates any potential payments to be made. As of December 31, 2006 and June 30, 2007, there were $2 million of surety bonds outstanding which were covered under indemnity agreements. The Company has agreed to use reasonable efforts to release Travelport from such indemnity agreements. The Company is required to arrange for the issuance of surety bonds to certain U.S. state agencies. Travelport (subsequent to the Blackstone Acquisition) and Cendant (prior to the Blackstone Acquisition) arranged for the issuance of surety bonds on behalf of the Company. The surety bond fees were almost nil for the three months ended June 30, 2006 and June 30, 2007. The surety bond fees were almost nil for the six months ended June 30, 2006 and June 30, 2007.

Fees relating to the surety bonds are included in the general corporate overhead expense allocation and have been included in selling, general and administrative expense on the condensed combined consolidated statements of operations.

Financing Arrangements

The Company is required to issue letters of credit to certain suppliers and non-U.S. government agencies. Travelport (subsequent to the Blackstone Acquisition) and Cendant (prior to the Blackstone Acquisition) issued letters of credit on behalf of the Company under a letter of credit facility or a revolving credit facility. The letter of credit fees were almost nil and $1 million for the three months ended June 30, 2006 and June 30, 2007, respectively. The letter of credit fees were almost nil and $1 million for the six months ended June 30, 2006 and June 30, 2007, respectively. As of December 31, 2006 and June 30, 2007, outstanding letters of credit issued on the Company’s behalf were $59 million and $107 million, respectively.

Fees relating to the letters of credit are included in the general corporate overhead expense allocation and have been included in selling, general and administrative expense on the condensed combined consolidated statements of operations.

11.          Equity-Based Compensation

Travelport introduced an equity based long-term incentive program in 2006 for the purpose of retaining certain key employees, including employees of the Company. Under this program key employees were granted restricted equity units in Travelport and interests in the partnership that indirectly owns Travelport. Travelport’s board of directors approved the grant of up to 100 million units. The equity awards issued consist of four classes of partnership interest. The Class A-2 equity units vest at a pro-rata rate of 6.25% on a quarterly basis and become fully vested in May 2010. The Class B partnership interests vest annually over a four-year period beginning in August 2007. The Class C and D partnership interests vest upon the occurrence of a liquidity event.

The Company’s activity in Travelport’s equity award program is presented below:

	Restricted Equity Units				Partnership Interest
	Class A-2		Class B		Class C		Class D
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2006	9,227,872	$1.00	1,103,501	$0.49	1,103,501	$0.43	1,103,501	$0.38
Granted at fair market value	230,881	$1.84	99,863	$0.70	99,863	$0.65	99,863	$0.56
Balance at June 30, 2007	9,458,753	$1.02	1,203,364	$0.51	1,203,364	$0.45	1,203,364	$0.39

As of June 30, 2007, approximately 2 million Class A-2 restricted equity units were vested, and almost nil of the partnership interests were vested. Travelport granted additional restricted equity units and partnership interests during the second quarter of 2007, of which a negligible amount were vested as of June 30, 2007. Orbitz Worldwide expensed the restricted equity units and the Class B partnership interests over their vesting period based upon the fair value of the award on the date of grant. During the three months and six months ended June 30, 2007, the Company recognized $1 million and $1 million, respectively, in compensation expense as a component of selling, general and administrative expense, related to the restricted equity units and the Class B partnership interests, none of which is expected to provide a tax benefit. The Company did not record any compensation expense for the Class C and Class D

Partnership Interests as it was determined that it is not probable that these awards will vest due to vesting being contingent upon performance targets. See Note 13—Subsequent Events for conversion of these awards to the Orbitz Worldwide 2007 Equity and Incentive Plan.

12.          Notes Payable to Travelport

On January 26, 2007 and January 30, 2007, the Company became the obligor on two intercompany notes payable to affiliates of Travelport in the aggregate principal amounts of approximately $25 million and $835 million, respectively, and recorded an $860 million reduction to net invested equity. The unpaid principal of these notes accrues interest at a fixed annual rate of 10.25% until the earlier of payment in full or the maturity date of February 19, 2014. These notes may be paid in whole or in part at any time at the Company’s option without penalty. Interest expense payable to Travelport during the three and six months ended June 30, 2007 was $22 million and $37 million, respectively, and is accrued in the due to related parties line of the condensed combined consolidated balance sheet. See Note 13—Subsequent Events for repayment of the notes payable to Travelport.

13.          Subsequent Events

Initial Public Offering

On July 25, 2007, Orbitz Worldwide completed the initial public offering of 34,000,000 shares of its common stock at a price of $15.00 per share for net proceeds of $475 million after deducting underwriting commissions and discounts of $28 million and estimated offering expenses of $7 million. The Company has granted the underwriters a 30-day option to purchase up to an aggregate of 5,100,000 additional shares of common stock at the public offering price in connection with the offering. Concurrently with the consummation of the offering, the Company entered into a seven-year $600 million senior secured term loan with a maturity date of July 25, 2014 and a six-year senior secured revolving credit facility that provides for borrowings of up to $85 million with a maturity date of July 25, 2013. The term loan and the revolving credit facility bear interest at floating rates tied to LIBOR.

The proceeds of the initial public offering and the debt financing, less estimated deferred financing costs of $5 million and amounts to be retained for operational purposes, together were used to repay $860 million of indebtedness the Company owed to Travelport, described in Note 12—Notes Payable to Travelport, and to pay a dividend to Travelport. Approximately $65 million in letters of credit remain outstanding under Travelport’s credit facility under an arrangement the Company has with Travelport to maintain these letters of credit on behalf of the Company.

The Company has authorized capital stock of 140,000,000 shares of common stock and 100 shares of preferred stock. The preferred stock has not been issued. Immediately following the Company’s initial public offering there were 82,912,526 shares of common stock outstanding of which Travelport beneficially owned 48,912,526 shares, or 59%, and 34,000,000 shares, or 41%, have been distributed to the public. Additionally, 6,100,000 shares of common stock are reserved for issuance under the Orbitz Worldwide 2007 Equity and Incentive Plan.

Debt and Hedging

As mentioned above, the Company entered into a $600 million senior secured term loan which bears an interest rate of LIBOR plus 300 basis points. The senior secured term loan is secured by all of the Company’s and its subsidiaries’ tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of its direct and indirect domestic subsidiaries and, in the case of foreign subsidiaries, 65% of the shares or equity interests of such foreign subsidiaries, subject to certain exceptions. On July 25, 2007, the Company entered into two interest rate swaps which convert a portion of its floating rate obligation to a fixed rate obligation. The first swap has a notional amount of $100 million maturing on December 31, 2008 and the second swap has a notional amount of $200 million maturing on December 31, 2009. On both swaps, the Company will pay a fixed rate of 5.207% and receive a floating rate of the 3-month LIBOR. The objective of executing the swap is to protect against volatility of future cash flows and effectively hedge the floating LIBOR interest payments. The Company believes that this designated hedging instrument qualifies for cash flow hedge accounting treatment since it has met the relevant requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Transition Services Provided by Travelport

Following the initial public offering, the Company started to perform certain general and administrative functions that were performed by Travelport. Certain of these services continue to be provided by Travelport during a transitional period pursuant to a transition services agreement.

Stock Plans

The Company and TDS Investor (Luxembourg) S.a.r.l, as the Company’s sole stockholder prior to the offering, approved the Orbitz Worldwide 2007 Equity and Incentive Plan. The 2007 Equity and Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to the Company’s directors, officers and other employees, advisors and consultants who are selected by the compensation committee for participation in the 2007 Equity and Incentive Plan. In addition, the Company may grant annual cash bonuses and long-term cash awards under this plan. Under the 2007 Equity and Incentive Plan, 3,034,891 shares of common stock are reserved for issuance upon the exercise of options, 2,705,804 shares of common stock are reserved for issuance in connection with restricted stock units, and 359,305 shares of common stock are issuable under the plan. The exercise price of the stock options issued equals the initial offering price of $15.00. A portion of the restricted stock units and options granted upon consummation of the Company’s initial public offering were made in connection with the conversion of Travelport equity interests as described in the Note 11—Equity-Based Compensation.

Disposal of Technovate

On July 5, 2007, the Company completed the sale of stock of Tecnovate, our Indian services organization, to TDS Investor (Luxembourg) S.a.r.l.

Disposal of Travelbag

On July 16, 2007, the Company completed the stock sale of a former offline UK travel subsidiary, Travelbag.

Pro Forma Balance Sheet and (Loss) Per Share

The pro forma balance sheet data below at June 30, 2007 reflects the transactions noted above that occurred subsequent to June 30, 2007. The pro forma balance sheet specifically gives effect to the repayment of approximately $860 million of outstanding indebtedness the Company owed to Travelport, the settlement of a $63 million net intercompany debt payable to Travelport, which included accrued interest of $37 million on the $860 million outstanding indebtedness, an estimated dividend to Travelport of $113 million, the issuance of 34,000,000 shares as part of the Company’s initial public offering and concurrent debt of $600 million, as if the payments of the indebtedness, the dividend, the issuance of the shares and concurrent debt financing had occurred on June 30, 2007.

ORBITZ WORLDWIDE
PRO FORMA BALANCE SHEET (UNAUDITED)
(in millions)

Pro forma
June 30, 2007
Assets:
Current assets:
Cash and cash equivalents	$95
Accounts receivable (net of allowance for doubtful accounts of $3)	65
Prepaid expenses	9
Security deposits	8
Deferred Income Taxes	3
Other current assets	11
Total current assets	191
Property and equipment, net	184
Goodwill	1,193
Trademarks and trade names	313
Other intangible assets, net	80
Deferred income taxes	62
Other non-current assets	44
Total assets	$2,067
Liabilities and Shareholders’ equity:
Current liabilities:
Accounts payable	$189
Accrued expenses	276
Deferred income	50
Other current liabilities	6
Total current liabilities	521
Long-term debt	594
Tax sharing liability	138
Unfavorable contracts	40
Other non-current liabilities	36
Total liabilities	1,329
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—
Common Stock, $0.01 par value, 140,000,000 shares authorized; 82,912,526 shares issued and outstanding on a pro forma basis	1
Additional paid in capital	730
Accumulated other comprehensive income	7
Total shareholders’ equity	738
Total liabilities and shareholders’ equity	$2,067

Pro forma net (loss) per share is presented below. The pro forma net (loss) per share and the pro forma weighted average number of shares outstanding for the three months and six months ended June 30, 2006 and June 30, 2007 reflect the elimination of interest expense on the $860 million of outstanding indebtedness the Company owed to Travelport and the impact on interest expense from the replacement of the intercompany trade payables to Travelport with concurrent debt financing as if the issuance of shares and concurrent debt financing had occurred on January 1, 2006 for the periods ending June 30, 2006 and as if the payments of indebtedness and concurrent debt financing had occurred on January 1, 2007 for the periods ending June 30, 2007.

Pro forma net (loss) for the three months and six months ended June 30, 2006 and June 30, 2007 is calculated as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
	(in millions, except share and per share data)
Net (loss)	$(116)	$(32)	$(132)	$(42)
Plus: Interest expense on note payable to Travelport	—	22	—	37
Plus: Interest expense on trade payables to Travelport	4	5	6	5
Less: Interest expense on the concurrent debt	(13)	(13)	(25)	(25)
Pro forma net (loss)	$(125)	$(18)	$(151)	$(25)
Pro forma net (loss) per share(a)
Basic and diluted	$(1.51)	$(0.22)	$(1.82)	$(0.30)
Pro forma weighted average shares outstanding
Basic and diluted	82,912,526	82,912,526	82,912,526	82,912,526

(a)           Pro forma net (loss) per share may not recalculate based on the pro forma net (loss) shown above due to rounding.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and with our Prospectus filed with the Securities and Exchange Commission on July 20, 2007. Unless otherwise noted, all dollar amounts are in millions.

This Quarterly Report on Form 10-Q contains forward-looking statements that provide our current views with respect to, among other things, future events and financial performance. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections below entitled “Risk Factors’’ and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Prospectus filed with the Securities and Exchange Commission on July 20, 2007. Accordingly, you should not unduly rely on these forward-looking statements. Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition covers periods both prior to and subsequent to the consummation of the acquisition by affiliates of The Blackstone Group and Technology Crossover Ventures of the Travelport business of Cendant, which we refer to as the Blackstone Acquisition. Accordingly, the discussion and analysis of historical periods prior to August 23, 2006 does not reflect the impact that the Blackstone Acquisition had on us, including the effect of purchase accounting on our results.

EBITDA, a performance measure used by management, is defined as net loss plus: interest expense, provision for income taxes and depreciation and amortization, as shown in the table below. Adjusted EBITDA represents EBITDA as adjusted for certain items as described in the table below.

EBITDA and Adjusted EBITDA, as presented on a combined basis for the three and six months ended June 30, 2006 and June 30, 2007, are not defined under U.S. generally-accepted accounting principles, and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly-titled measures of other companies.

We use and we believe investors benefit from the presentation of EBITDA and Adjusted EBITDA in evaluating our operating performance because they provide us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA and Adjusted EBITDA are useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because:

•       EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•       investors commonly adjust EBITDA information to eliminate the effect of non-recurring items such as restructuring charges, as well as non-cash items such as impairment of goodwill and intangible assets and equity compensation all of which vary widely from company to company and impact comparability.

Our management uses adjusted EBITDA:

•       as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;

•       as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and

•       as a performance evaluation metric off which to base executive and employee incentive compensation programs.

The following table provides a reconciliation of net loss to EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2006 Predecessor	June 30, 2007 Successor	June 30, 2006 Predecessor	June 30, 2007 Successor
	(in millions)
Net loss	$(116)	$(32)	$(132)	$(42)
Interest expense	8	28	15	47
(Benefit)/Provision for income taxes	(1)	3	—	3
Depreciation and amortization	13	12	29	25
EBITDA	$(96)	$11	$(88)	$33

EBITDA was adjusted by the items listed and described in more detail below. The following table provides a reconciliation of EBITDA to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2006 Predecessor	June 30, 2007 Successor	June 30, 2006 Predecessor	June 30, 2007 Successor
	(in millions)
EBITDA	$(96)	$11	$(88)	$33
Goodwill and intangible impairment expense(a)	122	—	122	—
Purchase accounting adjustments(b)	—	—	—	6
Corporate allocations and other direct corporate costs(c)	3	3	7	6
Global platform expense(d)	1	2	2	4
Stock-based compensation expense(e)	2	2	3	3
Restructuring and moving expenses(f)	9	—	9	—
Travelport corporate solutions adjustments(g)	(1)	—	(2)	—
Public company costs(h)	(4)	(3)	(7)	(7)
Professional Services Fees(i)	—	6	—	6
Contract exit costs(j)	—	13	—	13
Adjusted EBITDA(k)	$36	$34	$46	$64

(a)           Represents the charge recorded for impairment of goodwill and intangible assets. The impairment is primarily related to a decline in ebookers’ fair value relative to its carrying value, which was the result of poor operating performance occurring after the asset was acquired by Cendant.

(b)          Represents the purchase accounting adjustments made at the time of the Blackstone Acquisition in order to reflect the fair value of deferred revenue and accrued liabilities on the opening balance sheet date. These adjustments, which are non-recurring in nature, reduced deferred revenue and accrued liabilities and resulted in a reduction in revenue and operating income for the three and six months ended June 30, 2007.

(c)           Represents corporate allocations and direct costs for services performed on our behalf by Cendant or Travelport. After the completion of our initial public offering, we will perform these services with either internal or outside resources, although we may utilize Travelport for certain services under the transition services agreement. We have included our estimate of the costs we expect to incur after the completion of our initial public offering as described in footnote (h) below.

(d)          Represents costs associated with operating two technology platforms simultaneously as we invest in our global technology platform. These development and duplicative technology expenses are expected to cease in 2008 following the migration of certain of our operations to the global technology platform.

(e)           Represents primarily non-cash stock compensation expense; also includes restricted cash granted as a private company.

(f)             Represents non-recurring costs incurred as part of our separation from Cendant and the costs of relocating our corporate offices.

(g)           Represents the difference in the historical amounts earned from Galileo by our corporate travel solutions business and the amount that would have been earned under our new arrangement with Galileo if such arrangement had been in place as of the beginning of the period presented.

(h)          Represents our estimate of the cash costs expected to be incurred for certain headquarters and public company costs after completion of our initial public offering, including costs for services which were previously provided by Travelport or Cendant. These include tax, treasury, internal audit, board of director’s costs, and similar items. Also included are costs for D&O insurance, audit, investor relations and other public company costs.

(i)             Represents one time accounting and consulting services primarily associated with the initial public offering.

(j)              Represents costs to exit an online marketing services agreement.

(k)          Includes EBITDA of Tecnovate, our Indian services organization, of $1 million, $2 million, $1 million and $2 million for the three and six months ended June 30, 2006 and the three and six months ended June 30, 2007, respectively. Also includes revenue of Travelbag, a former UK offline travel subsidiary, of $6 million, $13 million, $6 million and $13 million and EBITDA of almost nil, $(2) million, $(1) million and $(2) million and gross bookings of $55 million, $115 million, $58 million and $124 million for the three and six months ended June 30, 2006 and the three and six months ended June 30, 2007, respectively. The sale of Tecnovate closed on July 5, 2007. The sale of Travelbag closed on July 16, 2007.

Key Operating Metrics

Our operating results are affected by certain key metrics that represent overall transaction activity and projected subsequent financial performance generated by our travel services. Two of the most important of these metrics are gross bookings and net revenue. Gross bookings is defined as the total amount paid by a consumer for transactions booked under both the retail and merchant models at the time of booking. Net revenue is defined as commissions and fees generated through our retail and merchant models as well as advertising revenue and certain other fees and commissions.

Gross bookings provide insight into changes in overall travel activity levels, changes in industry-wide online booking activity, and more specifically, changes in the number of bookings through our websites. We follow net revenue trends for our various brands, geographies and product categories to gain insight into the profitability of our business across these categories. Both metrics are critical in determining the ongoing growth of our business.

	Three Months Ended		Six Months Ended
	June 30, 2006 Predecessor	June 30, 2007 Successor	June 30, 2006 Predecessor	June 30, 2007 Successor
	(in millions)
Other Data:
Gross bookings	$2,736	$2,994	$5,168	$5,935
Air gross bookings	2,050	2,245	3,850	4,396
Non-air and other gross bookings	686	749	1,318	1,539
Domestic gross bookings	2,415	2,597	4,544	5,127
International gross bookings	321	397	624	808
Net revenue	207	229	389	441
Air net revenue	96	103	185	202
Non-air and other net revenue	111	126	204	239
Domestic net revenue	167	185	314	351
International net revenue	40	44	75	90
EBITDA	$(96)	$11	$(88)	$33
Adjusted EBITDA	$36	$34	$46	$64

The table below details our gross bookings and net revenue for our domestic and international businesses for the three and six months ended June 30, 2006 and June 30, 2007:

	Three Months Ended		%	Six Months Ended		%
	June 30, 2006	June 30, 2007	Change	June 30, 2006	June 30, 2007	Change
	(in millions)
Domestic
Gross bookings	$2,415	$2,597	8%	$4,544	$5,127	13%
Net revenue	167	185	11%	314	351	12%
International
Gross bookings	$321	$397	24%	$624	$808	29%
Net revenue	40	44	10%	75	90	20%
Total
Gross bookings	$2,736	$2,994	9%	$5,168	$5,935	15%
Net revenue	207	229	11%	389	441	13%

For our domestic business, which is comprised principally of Orbitz, CheapTickets and our corporate travel businesses, gross bookings increased $182 million, or 8%, from the three months ended June 30, 2006 to the three months ended June 30, 2007 and increased $583 million, or 13%, from the six months ended June 30, 2006 to the six months ended June 30, 2007. Increased air volume on Orbitz and CheapTickets and the growth in dynamic package bookings drove the domestic gross bookings increase in both the three and six month periods. For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, gross bookings increased $76 million, or 24%, from the three months ended June 30, 2006 to the three months ended June 30, 2007 and increased $184 million, or 29%, from the six months ended June 30, 2006 to the six months ended June 30, 2007. The increase in international gross bookings from the three months ended June 30, 2006 to the three months ended June 30, 2007 was driven in part by a 9% fluctuation in foreign exchange rates. The increase in international gross bookings from the six months ended June 30, 2006 to the six months ended June 30, 2007 was driven in part by a 10% fluctuation in foreign exchange rates. The remaining increase for both the three and six month periods is due to increased air volume at ebookers and the growth in hotel volume at ebookers and Flairview.

For the three months ended June 30, 2006 compared to the three months ended June 30, 2007, net revenue from our international business remained at 19% as a percent of our total net revenue. For the six months ended June 30, 2006 compared to the six months ended June 30, 2007, net revenue from our international business increased as a percent of our total net revenue from 19% to 20%.

The table below details our gross bookings and net revenue for our air and non-air and other businesses for the three and six months ended June 30, 2006 and June 30, 2007:

	Three Months Ended		%	Six Months Ended		%
	June 30, 2006	June 30, 2007	Change	June 30, 2006	June 30, 2007	Change
	(in millions)
Air
Gross bookings	$2,050	$2,245	10%	$3,850	$4,396	14%
Net revenue	96	103	7%	185	202	9%
Non-Air and other
Gross bookings	$686	$749	9%	$1,318	$1,539	17%
Net revenue	111	126	14%	204	239	17%
Total
Gross bookings	$2,736	$2,994	9%	$5,168	$5,935	15%
Net revenue	207	229	11%	389	441	13%

For the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2007, the net revenue of our non-air and other business as a percent of our total net revenue increased from 54% to 55% and from 52% to 54%, respectively. This increase was driven primarily by growth in dynamic packaging and hotel volume and a shift in mix from retail to merchant hotel bookings.

Net Revenue

	Three Months Ended		$	%	Six Months Ended		$	%
	June 30, 2006	June 30, 2007	Change	Change	June 30, 2006	June 30, 2007	Change	Change
	(in millions)
Air	$96	$103	$7	7%	$185	$202	$17	9%
Non-Air	88	100	12	14%	160	189	29	18%
Other	23	26	3	13%	44	50	6	14%
Net revenue	$207	$229	$22	11%	$389	$441	$52	13%

Net revenue increased $22 million, or 11%, from $207 million for the three months ended June 30, 2006 compared to $229 million for the three months ended June 30, 2007. Net revenue increased $52 million, or 13%, from $389 million for the six months ended June 30, 2006 compared to $441 million for the six months ended June 30, 2007.

Air.   Net revenue from air bookings increased $7 million, or 7%, from $96 million for the three months ended June 30, 2006 compared to $103 million for the three months ended June 30, 2007. Higher domestic volume drove a $10 million increase in air net revenue. Partially offsetting the higher domestic volume was a $6 million reduction in net revenue due to lower average commissions on our air transactions and reduced paper ticket fees as airlines continue to move toward electronic ticketing; $2 million of this $6 million decrease was the result of the final contractual step-down in commissions paid to us by the airlines with which we have charter associate agreements. An increase in international air volume primarily drove the remaining $3 million increase in net revenue.

Net revenue from air bookings increased $17 million, or 9%, from $185 million for the six months ended June 30, 2006 compared to $202 million for the six months ended June 30, 2007. Higher domestic volume drove a $22 million increase in air net revenue. Partially offsetting the higher domestic volume was a $14 million reduction in net revenue due to lower average commissions on our air transactions and reduced paper ticket fees as airlines continue to move toward electronic ticketing; $4 million of this $14 million decrease was the result of the final contractual step-down in commissions paid to us by the airlines with which we have charter associate agreements. An increase in international air volume primarily drove the remaining $9 million increase in net revenue.

Non-air.   Net revenue from non-air bookings increased $12 million, or 14%, from $88 million for the three months ended June 30, 2006 compared to $100 million for the three months ended June 30, 2007. The increase in non-air net revenue was primarily due to a shift in mix from retail to merchant bookings, increased domestic Average Daily Rate (ADR), and increased volume from dynamic packaging and hotel bookings. Net revenue from dynamic packaging in the three months ended June 30, 2007 increased approximately $4 million, as a result of domestic volume growth. Net revenue from hotel bookings in the three months ended June 30, 2007 increased approximately $11 million driven primarily by higher domestic and international volume and improved domestic merchant mix. A decrease in domestic car volume and international car margins primarily drove the remaining $3 million decrease in net revenue.

Net revenue from non-air bookings increased $29 million, or 18%, from $160 million for the six months ended June 30, 2006 compared to $189 million for the six months ended June 30, 2007. The increase in non-air net revenue was primarily due to a shift in mix from retail to merchant bookings, increased domestic ADR, and increased volume from dynamic packaging and hotel bookings. Net revenue from dynamic packaging increased $12 million, primarily as a result of domestic volume growth. Net revenue from hotel bookings in the six months ended June 30, 2007 increased $20 million driven primarily by higher domestic and international volume and improved domestic merchant mix. A decrease in domestic car volume and international car margins primarily drove the remaining $3 million decrease in net revenue.

Other.   Other net revenue increased $3 million, or 13%, from $23 million for the three months ended June 30, 2006 compared to $26 million for the three months ended June 30, 2007. This increase was primarily driven by the growth in insurance and attractions and services revenue.

Other net revenue increased $6 million, or 14%, from $44 million for the six months ended June 30, 2006 compared to $50 million for the six months ended June 30, 2007. This increase was primarily driven by the growth in insurance and attractions and services revenue.

Cost of Revenue

	Three Months Ended		$	%	Six Months Ended		$	%
	June 30, 2006	June 30, 2007	Change	Change	June 30, 2006	June 30, 2007	Change	Change
	(in millions)
Cost of revenue	$29	$42	$13	45%	$58	$80	$22	38%
% of net revenue	14%	18%			15%	18%

Cost of revenue increased $13 million, or 45%, from $29 million for the three months ended June 30, 2006 compared to $42 million for the three months ended June 30, 2007. The increase in cost of revenue was primarily due to higher domestic transaction volume, including higher dynamic packaging and merchant hotel volume, which drove an increase in expense of $6 million. The remaining three month period increase was driven by higher year-over-year cost of revenue at ebookers and Flairview.

Cost of revenue increased $22 million, or 38%, from $58 million for the six months ended June 30, 2006 compared to $80 million for the six months ended June 30, 2007. The increase in cost of revenue was primarily due to higher domestic transaction volume, including higher dynamic packaging and merchant hotel volume, which drove an increase in expense of $13 million. The remaining increase was driven by higher year-over-year cost of revenue at ebookers and Flairview.

Selling, General and Administrative Expenses

	Three Months Ended		$	%	Six Months Ended		$	%
	June 30, 2006	June 30, 2007	Change	Change	June 30, 2006	June 30, 2007	Change	Change
	(in millions)
Selling, general and administrative	$152	$176	$24	16%	$297	$328	$31	10%
% of net revenue	73%	77%			76%	74%

Selling general and administrative expenses increased $24 million, or 16%, from $152 million for the three months ended June 30, 2006 compared to $176 million for the three months ended June 30, 2007. Marketing expense increased $13 million in this period primarily due to higher transaction volume and expanded advertising campaigns promoting our Orbitz brand. In addition, we recorded a one-time exit penalty of $13 million related to our online marketing services agreement and incurred $5 million of one-time audit and consulting fees in connection with our initial public offering. These expense increases were partially offset by a decrease in our wages and benefits and other operating expenses in our domestic and international businesses.

As a percentage of net revenue, selling, general and administrative expense increased from 73% for the three months ended June 30, 2006 compared to 77% for the three months ended June 30, 2007. This increase is due to the one-time exit penalty and one-time audit and consulting fees incurred in the quarter. Excluding these one-time costs, our selling, general and administrative expense was 69% of net revenue for the three months ended June 30, 2007.

Selling general and administrative expenses increased $31 million, or 10%, from $297 million for the six months ended June 30, 2006 compared to $328 million for the six months ended June 30, 2007. Marketing expense increased $23 million in this period primarily due to higher online spending, driven largely by higher transaction volume and expanded advertising campaigns promoting our Orbitz brand. In addition, we recorded a one-time exit penalty of $13 million related to our online marketing services agreement and incurred $5 million of one-time audit and consulting fees in connection with our initial public offering. These expense increases were partially offset by a decrease in our wages and benefits and other operating expenses in our domestic and international businesses.

As a percentage of net revenue, selling, general and administrative expense decreased from 76% for the six months ended June 30, 2006 compared to 74% for the six months ended June 30, 2007. Excluding the one-time exit penalty and one-time audit and consulting fees, our selling, general and administrative expense was 70% for the six months ended June 30, 2007.

Depreciation and Amortization

	Three Months Ended		$	%	Six Months Ended		$	%
	June 30, 2006	June 30, 2007	Change	Change	June 30, 2006	June 30, 2007	Change	Change
	(in millions)
Depreciation and amortization	$13	$12	$(1)	(8)%	$29	$25	$(4)	(14)%
% of net revenue	6%	5%			7%	6%

Depreciation and amortization decreased $1 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2007 and decreased in total by $4 million, or 14%, from $29 million for the six months ended June 30, 2006 compared to $25 million for the six months ended June 30, 2007. As a percentage of net revenue, depreciation and amortization represented 7% for the six months ended June 30, 2006 compared to 6% for the six months ended June 30, 2007. The decrease in depreciation and amortization expense was primarily related to purchase accounting resulting from the Blackstone Acquisition on August 23, 2006.

Interest Expense

	Three Months Ended		$	%		Six Months Ended		$	%
	June 30, 2006	June 30, 2007	Change	Change		June 30, 2006	June 30, 2007	Change	Change
	(in millions)
Interest expense	$8	$28	$20		*	$15	$47	$32		*
% of net revenue	4%	12%				4%	11%

*                     Not meaningful

For the three months ended June 30, 2006 compared to the three months ended June 30, 2007, interest expense increased by $20 million from $8 million to $28 million. As a percentage of net revenue, interest expense represented 4% for the three months ended June 30, 2006 and 12% for the three months ended June 30, 2007. Interest expense increased primarily as a result of $22 million in interest related to the $860 million of intercompany notes partially offset by capitalization of interest on internal software development of $1 million and a decrease in imputed interest on the tax sharing liability of $1 million.

Interest expense increased by $32 million from $15 million for the six months ended June 30, 2006 compared to $47 million for the six months ended June 30, 2007. As a percentage of net revenue, interest expense represented 4% for the six months ended June 30, 2006 and 11% for the six months ended June 30, 2007. Interest expense increased primarily as a result of $37 million in interest related to the $860 million of intercompany notes partially offset by capitalization of interest on internal software development and a decrease in imputed interest on the tax sharing liability of $5 million.

(Benefit)/Provision for Income Taxes

	Three Months Ended		$	%		Six Months Ended		$	%
	June 30, 2006	June 30, 2007	Change	Change		June 30, 2006	June 30, 2007	Change	Change
	(in millions)
(Benefit)/provision for income taxes	$(1)	$3	$4		*	$—	$3	$3		*
% of net revenue	0%	1%				0%	1%

*                     Not meaningful

For the three months ended June 30, 2006 and the three months ended June 30, 2007 we recorded a tax (benefit) provision of $(1) million and $3 million, respectively. Our provision was due primarily to losses for which we did not record a tax benefit.

We recorded a tax provision of nil for the six months ended June 30, 2006 and a $3 million for the six months ended June 30, 2007. For the six months ended June 30, 2007, our provision was due primarily to losses for which we did not record a tax benefit.

Seasonality

Some of our businesses experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends cause our revenue to be generally higher in the second and third calendar quarters of the year as travelers plan and purchase their spring and summer travel, and then to flatten in the fourth and first calendar quarters of the year. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations, including working capital. The principal uses of cash are to fund planned operating expenditures and capital expenditures, including investments in products and technology offerings. As of June 30, 2007, our financing needs were supported by our parent company, Travelport. In July 2007, concurrently with our initial public offering, we entered into a revolving credit facility that provides for borrowings of up to $85 million (see Note 13—Subsequent Events). We have the ability to use this revolving credit facility to fund future financing needs.

Cash Flows

Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Three Months		Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
	Predecessor	Successor	Predecessor	Successor
	(in millions)
Cash provided by (used in):
Operating activities	$12	$33	$102	$180
Investing activities	(29)	(12)	(41)	(26)
Financing activities	45	(9)	(13)	(122)
Effect of changes in exchange rates on cash and cash equivalents	2	1	—	1
Net increase in cash and cash equivalents	$30	$13	$48	$33

Operating Activities

Cash from operating activities consists of the results from the statements of operations adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, non-cash compensation and changes in various working capital items, principally accrued merchant payables, deferred income and accounts payable.

Three months ended June 30, 2006 compared to three months ended June 30, 2007

Our net cash provided by operations increased $21 million from $12 million for the three months ended June 30, 2006, to $33 million for the three months ended June 30, 2007. The increase in the working capital deficit was primarily a result of additional accrued travel supplier payments, deferred revenue and customer advances which related primarily to the merchant model transactions.

Six months ended June 30, 2006 compared to six months ended June 30, 2007

Our net cash provided by operations increased $78 million from $102 million for the six months ended June 30, 2006, to $180 million for the six months ended June 30, 2007. The increase in the working capital deficit was primarily a result of additional accrued travel supplier payments, deferred revenue and customer advances which related primarily to the merchant model transactions.

Investing Activities

Three months ended June 30, 2006 compared to three months ended June 30, 2007

Cash flow used in investing activities decreased $17 million from $29 million for the three months ended June 30, 2006, to $12 million for the three months ended June 30, 2007. The decrease was primarily due to strategic initiatives and the reduction in capitalizable expenditures for the development of our new global technology platform.

Six months ended June 30, 2006 compared to six months ended June 30, 2007

Cash flow used in investing activities decreased $15 million from $41 million for the six months ended June 30, 2006, to $26 million for the six months ended June 30, 2007. The decrease was primarily due to strategic initiatives and the reduction in capitalizable expenditures for the development of our new global technology platform.

Financing Activities

Three months ended June 30, 2006 compared to three months ended June 30, 2007

Cash flow provided by financing activities for the three months ended June 30, 2006 was $45 million compared to cash flow used in financing activities of $9 million for the three months ended June 30, 2007. The change is related to the cash distributed to Travelport primarily from the merchant model transactions.

Six months ended June 30, 2006 compared to six months ended June 30, 2007

Cash flow used in financing activities for the six months ended June 30, 2006 was $13 million compared to cash flow used in financing activities of $122 million for the six months ended June 30, 2007. The change is related to the cash distributed to Travelport primarily from the merchant model transactions.

Financing Arrangements

On January 26, 2007 and January 30, 2007, we became the obligor on two intercompany notes payable to subsidiaries of Travelport, Galileo International, Inc. and Travelport LLC, in the aggregate principal amounts of approximately $25 million and $835 million, respectively, and recorded an $835 million reduction to net invested equity. The unpaid principal of these notes accrued interest at a fixed annual rate of 10.25% until the earlier of payment in full or the maturity date of February 19, 2014. On July 25, 2007, these notes were repaid in full with net proceeds from our initial public offering and our new senior secured term loan, described in Note 13—Subsequent Events.

As a wholly owned subsidiary of Cendant and then Travelport, each of Cendant and Travelport provided guarantees, letters of credit, surety bonds and other performance guarantees on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. Letters of credit on our behalf were issued under Travelport’s senior secured credit facility. The outstanding amount of guarantees, letters of credit and surety bonds was $1 million in 2004, $81 million in 2005 and $113 million in 2006. On the closing date of our initial public offering, approximately $65 million in letters of credit remained outstanding under Travelport’s credit facility under an arrangement we have with them. Under the separation agreement, other than as described below, we will seek to have Travelport released from the remaining guarantees and surety bonds by contacting and negotiating with the beneficiaries thereunder. If we are unable to release Travelport from these obligations, Travelport will continue to perform under such obligations and we will indemnify them for any related loss. Travelport no longer provides performance guarantees in connection with commercial agreements or leases entered into or replaced by us.

On July 25, 2007, we entered into a new senior secured credit agreement with a syndicate of financial institutions, including affiliates of certain of the underwriters involved in our initial public offering, consisting of a seven-year $600 million senior secured term loan and a six-year senior secured revolving credit facility that provides for borrowings of up to $85 million. The term loan and the revolving credit facility bear interest at floating rates tied to LIBOR. We used approximately $530 million of the net proceeds from the term loan to repay a portion of the indebtedness we owed to Travelport represented by intercompany notes, as described above, and to pay a dividend to Travelport.

Our new senior secured term loan and revolving credit facility are secured by all of our and our subsidiaries’ tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of our direct and indirect domestic subsidiaries and, in the case of foreign subsidiaries, 65% of the shares or equity interests of such foreign subsidiaries, subject to certain exceptions.

Our new senior secured credit agreement contains various customary restrictive covenants that limit our and our subsidiaries’ ability to, among other things:

•       incur more indebtedness or make guarantees;

•       enter into sales or leasebacks;

•       make investments, loans or acquisitions;

•       grant or incur liens on our assets;

•       sell our assets;

•       engage in mergers, consolidations, liquidations or dissolutions;

•       engage in transactions with affiliates;

•       make restricted payments and;

•       sell or transfer all or substantially all of our assets.

In addition, our new senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio.

Financial Obligations

Commitments and Contingencies

Orbitz is subject to claims brought by Worldspan alleging breach of contract and other alleged violations. Worldspan seeks damages in excess of $109 million and injunctive relief. The case has been stayed by agreement of the parties. For additional information, see Note 10—Contingencies.

We and certain of our affiliates are parties to cases brought by consumers and municipalities and other governmental entities involving hotel occupancy taxes. We believe that we have meritorious defenses and we are vigorously defending against these claims. For additional information, see Note 10—Contingencies.

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters based upon advice of counsel, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded could be material to us with respect to earnings or cash flows in any given reporting period. However, we do not believe that the impact of such unresolved litigation would result in a material liability to us in relation to our combined financial position or liquidity.

Contractual Obligations

Our future contractual obligations have not changed significantly from the amounts reported within our Prospectus filed with the Securities and Exchange Commission on July 20, 2007. Any changes to our obligations related to our indebtedness are presented above within the section entitled “Financing Arrangements.”

Other Commercial Commitments and Off-Balance Sheet Arrangements

Standard Guarantees/Indemnifications

In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees and indemnifications are granted under various agreements, including, but not limited to, those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks or other intellectual property, (iv) access to credit facilities and use of derivatives, (v) issuances of debt securities and (vi) issuances of surety bonds. The guarantees and indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts, (iv) underwriters in debt security issuances and (v) surety companies in surety bond arrangements. While some of these guarantees and indemnifications extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees and indemnifications, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees and indemnifications, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, insurance coverage is maintained that mitigates any potential payments to be made. As of December 31, 2006, there were $2 million of surety bonds outstanding which were covered under indemnity agreements. We have agreed to use reasonable efforts to release Travelport from such indemnity agreements.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of foreign subsidiaries. The Company primarily hedges its foreign currency exposure to the British pound, euro and Australian dollar. Substantially all the forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2007, total realized losses from those instruments amounted to $1 million, of which the majority was incurred in the three month period ended June 30, 2007.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $7 million compared to $8 million at December 31, 2006.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting.   We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with the audit of our financial statements for the years ended December 31, 2004 and 2005 and the periods January 1, 2006 through August 22, 2006 and August 23, 2006 through December 31, 2006, our auditors and we have identified certain matters involving our internal controls over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (“PCAOB”).

The PCAOB defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected by our employees. A significant deficiency is defined as a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when:

•                           a control necessary to meet the control objective is missing; or

•                           an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.

A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not posses the necessary authority or qualifications to perform the control effectively.

The material weakness identified results from currently inadequate external reporting, technical accounting and tax staff, inadequate integrated financial systems and financial reporting and closing processes, and inadequate written policies and procedures. Specifically, the following items were identified:

•                           we do not currently have a sufficient complement of external reporting, technical accounting or tax staff commensurate to support standalone external financial reporting under public company or SEC requirements;

•                           we do not have a fully integrated financial consolidation and reporting system, and as a result, extensive manual analysis, reconciliation and adjustments are required in order to produce financial statements for external reporting purposes; and

•                           we have not completed a reevaluation and documentation of the policies and procedures used for external financial reporting, accounting and income tax purposes.

We are in the process of developing a remediation plan to address the deficiencies in the areas of personnel, systems and controls.

Personnel

We have hired a director of external reporting and we continue our search for additional personnel for positions in external reporting, tax, treasury and technical accounting. While we continue our search for these permanent full time positions, these roles are being augmented through consultants and the transition services agreement with Travelport.

Systems

We continue to work on the implementation of a consolidation module in Oracle as part of a financial systems implementation occurring across Travelport. This module is expected to be operational before December 31, 2007. We have developed compensating controls in the current Oracle environment in order to enable the system to fully consolidate and produce timely financial information for external reporting.

Controls

We have engaged an independent consulting firm to assist us with our initial analysis of the consolidation and close process for Orbitz Worldwide. Based on the results of this work, we are in the process of developing an evaluation of our current policies and procedures related to external financial reporting. This initiative regarding the review and documentation of our accounting, external reporting and tax policies is an on going effort that we will continue to review and document.

Changes in Internal Control over Financial Reporting.   Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.                Controls and Procedures.

Not applicable.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

Except as described below, there have been no material developments in our legal proceedings since those reported in our Prospectus filed with the Securities and Exchange Commission on July 20, 2007.

An additional city has issued an occupancy tax assessment against Orbitz, Inc. and Orbitz, LLC. Orbitz, Inc. and Orbitz, LLC have sent a formal protest to the assessment.

Item 1A.                Risk Factors.

There are no material changes from the risk factors previously disclosed in our Prospectus filed with the Securities and Exchange Commission on July 20, 2007.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

On July 19, 2007, subsequent to the balance sheet date, our registration statement on Form S-1 (Reg. No. 333-142797) for the offering of 34,000,000 shares of our common stock and 5,100,000 shares of our common stock allocated to cover the underwriters’ over-allotments was declared effective. Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Lehman Brothers Inc. and J.P. Morgan Securities Inc. were the global coordinators with Credit Suisse and UBS Investment Bank acting as joint lead managers. The offering was consummated on July 25, 2007 and the gross proceeds were $510 million.

We incurred expenses in connection with the offering of approximately $35 million, which consisted of direct payments of (i) $7 million in legal, accounting and printing fees and other expenses and (ii) $28 million in underwriters’ discounts, fees and commissions. After deducting these expenses, we received net offering proceeds of $475 million.

We used all of the proceeds of the offering to repay a portion of the $860 million of intercompany notes on which we were the obligor and to pay a dividend to Travelport.

Item 3.                        Defaults Upon Senior Securities.

Not applicable.

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.                        Other Information.

Not applicable.

Item 6.                        Exhibits.

3.1

Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).

3.2

Amended and Restated Bylaws of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).

31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITZ WOLRDWIDE, INC.
Dated: August 13, 2007	By:	/s/ STEVEN BARNHART
Steven Barnhart
President, Chief Executive Officer and Director (Principal Executive Officer)
Dated: August 13, 2007	By:	/s/ MARSHA C. WILLIAMS
Marsha C. Williams
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: August 13, 2007	By:	/s/ JOHN W. BOSSHART
John W. Bosshart
Vice President and Controller

EXHIBIT INDEX

3.1

Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).

3.2

Amended and Restated Bylaws of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).

31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.