Form 10-Q
period 2007-09-30
Orbitz Worldwide, Inc.
filed 2007-11-14
CIK 1394159

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33599

ORBITZ WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5337455 (I.R.S. Employer Identification No.)
500 W. Madison Street Suite 1000 Chicago, Illinois (Address of principal executive offices)	60661 (Zip Code)
(312) 894-5000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of November 9, 2007, 83,027,963 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Table of Contents

		Page
PART I	Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Period from July 1, 2006 to August 22, 2006 (Predecessor), Period from August 23, 2006 to September 30, 2006 (Successor), Three Months Ended September 30, 2007 (Successor), Period from January 1, 2006 to August 22, 2006 (Predecessor), Period from August 23, 2006 to September 30, 2006 (Successor), and Nine Months Ended September 30, 2007 (Successor) (Unaudited)	3
	Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Period from January 1, 2006 to August 22, 2006 (Predecessor), Period from August 23, 2006 to September 30, 2006 (Successor), and Nine Months Ended September 30, 2007 (Successor) (Unaudited)	5
	Condensed Consolidated Statement of Invested Equity/Shareholders' Equity for the Nine Months Ended September 30, 2007 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
Item 4T.	Controls and Procedures	45
PART II	Other Information
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
	Signatures	50

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

ORBITZ WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except share and per share data)

	Period from July 1, 2006 to August 22, 2006 Predecessor	Period from August 23, 2006 to September 30, 2006 Successor	Three Months Ended September 30, 2007 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor	Period from August 23, 2006 to September 30, 2006 Successor	Nine Months Ended September 30, 2007 Successor
Net Revenue	$121	$63	$221	$510	$63	$662
Cost and Expenses
Cost of Revenue	17	13	36	75	13	116
Selling, General and Administrative	82	60	149	379	60	477
Depreciation and Amortization	8	6	17	37	6	42
Impairment of Intangible Assets	—	—	—	122	—	—

Total Operating Expenses	107	79	202	613	79	635

Operating Income (Loss)	14	(16)	19	(103)	(16)	27
Interest Expense, Net	3	4	19	18	4	66
Other Income, Net	1	—	—	1	—	—

Income (Loss) before Income Taxes	12	(20)	—	(120)	(20)	(39)
Provision for Income Taxes	1	—	32	1	—	35

Net Income (Loss)	$11	$(20)	$(32)	$(121)	$(20)	$(74)

						Period from July 18, 2007 to September 30, 2007
Net Loss						$(31)

Net Loss Per Share—Basic and Diluted:
Net Loss Per Share						$(0.38)

Weighted Average Shares Outstanding						79,807,770

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	December 31, 2006	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$28	$58
Accounts receivable (net of allowance for doubtful accounts of $3 and $3, respectively)	51	67
Prepaid expenses	10	19
Security deposits	7	8
Other current assets	8	12

Total current assets	104	164
Property and equipment, net	166	182
Goodwill	1,190	1,190
Trademarks and trade names	311	314
Other intangible assets, net	88	73
Due from related parties	100	—
Deferred income taxes	62	19
Other non-current assets	40	44

Total Assets	$2,061	$1,986

Liabilities and Invested Equity/Shareholders' Equity
Current liabilities:
Accounts payable	$123	$134
Accrued expenses	234	261
Deferred income	25	39
Term loan, current portion	—	6
Other current liabilities	5	2

Total current liabilities	387	442
Due to related parties	205	1
Term loan, net of current portion	—	594
Tax sharing liability	126	130
Unfavorable contracts	45	17
Other non-current liabilities	31	40

Total Liabilities	794	1,224

Commitments and contingencies (see Note 15)
Minority interest	—	12
Invested Equity/Shareholders' Equity:
Travelport net investment	1,265	—
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 0 and 83,027,963 shares issued and outstanding, respectively	—	1
Additional paid in capital	—	890
Accumulated deficit	—	(140)
Accumulated other comprehensive income (loss)	2	(1)

Total Invested Equity/Shareholders' Equity	1,267	750

Total Liabilities and Invested Equity/Shareholders' Equity	$2,061	$1,986

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Period from January 1, 2006 to August 22, 2006 Predecessor	Period from August 23, 2006 to September 30, 2006 Successor	Nine Months Ended September 30, 2007 Successor
Operating activities:
Net (loss)	$(121)	$(20)	$(74)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	37	6	42
Non-cash revenue	(8)	(3)	(7)
Impairment of goodwill and intangible assets	122	—	—
Interest expense	18	4	8
Deferred income taxes	(16)	1	34
Stock compensation	4	1	4
Provision for bad debts	1	—	3
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7)	6	(20)
Deferred income	15	15	12
Accounts payable, accrued expenses and other current liabilities	119	17	119
Other	(38)	1	(15)

Net cash provided by operating activities	126	28	106

Investing activities:
Property and equipment additions	(55)	(7)	(36)
Proceeds from sale of business, net of cash assumed by buyer	—	—	(31)
Investments	1	—	—

Net cash (used in) investing activities	(54)	(7)	(67)

Financing activities:
Proceeds from initial public offering, net of offering costs	—	—	477
Proceeds from issuance of debt, net of issuance costs	—	—	595
Repayment of note payable to Travelport	—	—	(860)
Dividend to Travelport	—	—	(109)
Payment for settlement of intercompany balances with Travelport	—	—	(17)
Capital contributions from Travelport	—	—	25
Capital lease and debt payments	(3)	—	(1)
Advances to Travelport	(36)	(2)	(122)
Payment for settlement of tax sharing liability	(31)	—	—

Net cash (used in) financing activities	(70)	(2)	(12)

Effects of changes in exchange rates on cash and cash equivalents	1	(6)	3

Net increase in cash and cash equivalents	3	13	30
Cash and cash equivalents at beginning of period	33	36	28

Cash and cash equivalents at end of period	$36	$49	$58

Supplemental disclosure of cash flow information:
Income tax payments, net	$6	$—	$8
Interest payments, net of capitalized interest of $0, $0, and $3 million, respectively	$4	$—	$55
Non-cash financing activity:
Capital expenditures incurred not yet paid	$3	$4	$2
Non-cash capital contributions and distributions to Travelport	$—	$—	$(814)
Non-cash forgiveness of receivable from Cendant	$(67)	$—	$—
Non-cash use of tax benefits by Cendant	$10	$—	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF INVESTED EQUITY/SHAREHOLDERS' EQUITY

(UNAUDITED)

(in millions)

						Accumulated Other Comprehensive Income (Loss)
						Net Unrealized (Losses) Gains From
								Total Invested Equity/ Shareholders' Equity
		Common Stock
Successor	Travelport Net Investment			Additional Paid in Capital	Accumulated Deficit	Interest Rate Swaps	Foreign Currency Translation
		Shares	Amount
Balance at December 31, 2006	$1,265	—	—	—	—	—	$2	$1,267
Capital distribution to Travelport and other, net	(841)	—	—	—	—	—	—	(841)
Issuance of common stock to Travelport in connection with Reorganization	(381)	49	$1	$380	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs	—	34	—	477	—	—	—	477
Dividend paid to Travelport	—	—	—	—	$(109)	—	—	(109)
Contributions from Travelport	—	—	—	30	—	—	—	30
Amortization of equity based compensation awards granted to employees of Orbitz Worldwide, Inc.	—	—	—	3	—	—	—	3
Comprehensive (loss):
Net (loss) from January 1, 2007 through July 17, 2007	(43)	—	—	—	—	—	—	(43)
Net (loss) from July 18, 2007 through September 30, 2007	—	—	—	—	(31)	—	—	(31)
Unrealized (losses) on floating-to-fixed interest rate swaps	—	—	—	—	—	$(3)	—	(3)

Total comprehensive (loss):	(43)	—	—	—	(31)	(3)	—	(77)

Balance at September 30, 2007	—	83	$1	$890	$(140)	$(3)	$2	$750

See Notes to Unaudited Condensed Consolidated Financial Statments.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

1. Basis of Presentation

        Orbitz Worldwide, Inc. (the "Company") was incorporated on June 18, 2007 and formed to be the parent company of Orbitz, Inc. ("Orbitz"), ebookers Limited ("ebookers") and Travel Acquisition Corporation Pty. Ltd. ("HotelClub," formerly known as Flairview) and the related subsidiaries and affiliates of those businesses. The Company is the registrant as a result of the completion of its initial public offering ("IPO") of 34,000,000 shares of its common stock at an initial offering price of $15.00 per share on July 25, 2007.

        The accompanying unaudited interim condensed consolidated financial statements primarily consist of the online travel businesses of Travelport Limited ("Travelport"), which have been carved out from the Travelport operations. The financial statements present the accounts of Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc. These entities were indirect, wholly-owned subsidiaries of Travelport prior to the IPO. These entities became wholly-owned subsidiaries of the Company as part of an intercompany restructuring that was completed on July 18, 2007 (the "Reorganization"). Following the IPO, an affiliate of Travelport retained a 59% equity interest in the Company. Travelport is controlled by affiliates of The Blackstone Group ("Blackstone"), Technology Crossover Ventures and One Equity Partners.

        Prior to the IPO, the Company had not operated as an independent standalone company. As a result, the condensed consolidated financial statements have been carved out of the historical financial statements of Cendant Corporation ("Cendant") for the period prior to Travelport's acquisition of the travel related businesses of Cendant on August 23, 2006 (the "Blackstone Acquisition") and the historical financial statements of Travelport for the period subsequent to the Blackstone Acquisition. In connection with the Blackstone Acquisition, the carrying values of the Company's assets and liabilities were revised to reflect their fair values as of August 23, 2006, based upon an allocation of the overall purchase price of Travelport to the underlying net assets of the various Travelport affiliates acquired. The accompanying condensed consolidated financial statements present separately the financial position, results of operations, cash flows and changes in equity for the Company on a "Successor" basis (reflecting the Company's ownership by Travelport) and "Predecessor" basis (reflecting the Company's ownership by Cendant). The financial information of the Company has been separated by a vertical line on the face of the condensed consolidated financial statements to identify these different bases of accounting.

        The Company's condensed consolidated results of operations, financial position and cash flows for periods prior to the IPO may not be indicative of its future performance and do not necessarily reflect what its results of operations, financial position and cash flows would have been had the Company operated as a separate, standalone entity during the periods presented.

        Prior to the Reorganization, the Company's businesses were operated by Cendant and Travelport as a part of their broader corporate organizations, rather than as a separate consolidated entity. The legal entity of Orbitz Worldwide, Inc. was not formed until the Reorganization, and there was no single capital structure upon which to calculate historical earnings (loss) per share information. Accordingly, earnings (loss) per share information has not been presented for historical periods prior to the Reorganization.

        The Company sold all of the stock in Tecnovate, an Indian services organization, on July 5, 2007. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," as revised ("FIN 46(R)"), the Company continues to consolidate the results of operations of Tecnovate since it is the primary beneficiary of this variable interest entity ("VIE"). The Company's variable interest is the result of the terms of a contractual relationship the Company has with Tecnovate. Minority interest is reported in the condensed consolidated financial statements since the Company no longer has an ownership interest in the VIE.

        The Company prepared these condensed consolidated financial statements in accordance with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the year-end combined consolidated financial statements and accompanying notes included in the Company's Prospectus filed with the Securities and Exchange Commission on July 20, 2007.

        The accompanying condensed consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

        The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates.

2. Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and is currently evaluating the impact of such adoption on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. GAAP has required different measurement attributes for different assets and liabilities, which can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires the Company to display the fair value of those assets and liabilities that it has chosen to report at fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

3. Income Taxes and FIN 48

        During the three months ended September 30, 2007, the Company recorded a full valuation allowance against $32 million of foreign deferred tax assets related to portions of its UK based business in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Prior to the IPO, the Company had the ability to realize these assets through offsetting of taxable income of other Travelport subsidiaries and affiliates in the UK and had included these tax assets in the combined consolidated financial statements of the Company on that basis. As a result of the IPO and the reduction of common ownership between the Company and Travelport, the tax losses underlying these deferred tax assets are no longer available for consumption by other affiliates of Travelport. As a consequence, the Company has recorded a $32 million valuation allowance for the previously recorded deferred tax assets and accumulated losses. Under SFAS No. 109, this valuation allowance could not be recorded until after the completion of the IPO.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of SFAS No. 109. The Company adopted the provisions of FIN 48 effective January 1, 2007, as required. There was no impact of the adoption of FIN 48 on the Company's financial statements.

        Under the terms of the purchase agreement relating to the Blackstone Acquisition, the Company is indemnified for all pre-closing income tax liabilities. For purposes of FIN 48, with respect to periods prior to the Blackstone Acquisition, the Company is only required to take into account tax returns for which it or one of its affiliates is the primary taxpaying entity, namely separate state returns and non-U.S. returns. U.S. federal and state combined and unitary tax returns are only applicable in the post-Blackstone Acquisition period. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for federal income tax purposes. With limited exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for the years before 2001.

        The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at January 1, 2007. The Company expects no material change for the next 12 months to the FIN 48 liability recorded as of September 30, 2007. The Company does not anticipate making any payments with respect to tax assessments within the next 12 months.

        A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Amount
Balance at January 1, 2007	$2
Settlements and reductions	(1)

Balance at September 30, 2007	$1

        The balance at September 30, 2007 includes tax positions for which the ultimate deductibility is highly certain but for which uncertainty exists as to the timing of such deductions. The net value of such positions is almost nil.

        The Company recognizes interest and penalties accrued related to uncertain tax positions as part of the provision for income taxes. The Company had accrued almost nil for purposes of increasing its uncertain tax positions, including interest and penalties, during 2007.

4. Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangible assets consisted of the following:

	As of December 31, 2006	As of September 30, 2007
	Gross Carrying Amount	Gross Carrying Amount
Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$1,190	$1,190
Trademarks and trade names	$311	$314

        The changes in the carrying amount of goodwill are as follows:

Amount
Balance at December 31, 2006	$1,190
Adjustments to goodwill acquired during 2006(a):
Tax sharing liability(b)	(8)
Other(c)	(4)
Impact of foreign currency translation(d)	12

Balance at September 30, 2007	$1,190

(a)
As of August 22, 2007, the Company had finalized the purchase price allocations for the Blackstone Acquisition.

(b)
Represents adjustments to goodwill related to the refinement of certain estimates, including the applicable tax rate and period of payment, previously used to determine the net present value of the tax sharing liability as of the Blackstone Acquisition. See Note 7—Acquired Company Tax Sharing Liability for further discussion.

(c)
Represents other adjustments to goodwill related to purchase price allocations, including the refinement of the fair value of assets acquired and liabilities assumed.

(d)
Upon finalization of the purchase price allocation for the Blackstone Acquisition, the Company allocated goodwill among its subsidiaries, including certain international affiliates. As a result, there was a $12 million impact of foreign currency translation recognized during the third quarter of 2007.

        Finite-lived intangible assets consisted of the following:

	As of December 31, 2006			As of September 30, 2007
							Weighted Average Useful Life (in years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets:
Customer relationships	$91	$(6)	$85	$90	$(21)	$69	6
Vendor relationships and other	4	(1)	3	5	(1)	4	7

Total Finite-Lived Intangible Assets	$95	$(7)	$88	$95	$(22)	$73	6

        For the periods July 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the three months ended September 30, 2007, the Company recorded amortization expense related to finite-lived intangible assets in the amount of $2 million, $1 million and $5 million, respectively. For the periods January 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the nine months ended September 30, 2007, the Company recorded amortization expense related to finite-lived intangible assets in the amount of $5 million, $1 million and $15 million, respectively. These amounts are included in depreciation and amortization expense on the condensed consolidated statements of operations. The Company expects amortization expense relating to finite-lived intangible assets to be $5 million for the remainder of 2007 and $19 million, $19 million, $13 million, $4 million and $3 million for each of the five succeeding fiscal years, respectively.

5. Property and Equipment, Net

        Property and equipment, net, consisted of the following:

	December 31, 2006	September 30, 2007
Capitalized software	$84	$143
Furniture, fixtures and equipment	44	59
Building and leasehold improvements	21	16
Construction in progress	28	2

Gross property and equipment	177	220
Less: accumulated depreciation and amortization	(11)	(38)

Property and equipment, net	$166	$182

        In July 2007, the Company placed the first phase of its new global technology platform into service. As a result, construction in progress costs of $42 million were transferred to the applicable property and equipment category, primarily capitalized software, in the condensed consolidated balance sheet.

        For the periods July 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the three months ended September 30, 2007, the Company recorded depreciation and amortization expense related to property and equipment in the amount of $6 million, $5 million and $12 million, respectively. For the periods January 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the nine months ended September 30, 2007, the Company recorded depreciation and amortization expense related to property and equipment in the amount of $32 million, $5 million and $27 million, respectively.

        Interest is capitalized on internal software development projects in accordance with SFAS No. 34, "Capitalization of Interest Cost," and Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The amount capitalized is computed by applying the Company's weighted average borrowing rate to the average amount of accumulated expenditures in the period. For the three and nine months ended September 30, 2007, the total amount of interest capitalized was almost nil and $3 million, respectively.

6. Accrued Expenses

        Accrued expenses consisted of the following:

	December 31, 2006	September 30, 2007
Accrued merchant payable	$109	$144
Accrued employee costs	21	12
Accrued advertising and marketing	35	37
Accrued tax sharing liability, current portion	9	9
Accrued unfavorable contracts, current portion	10	4
Other	50	55

Total accrued expenses	$234	$261

7. Acquired Company Tax Sharing Liability

        The tax sharing liability in the condensed consolidated balance sheets relates to an agreement between Orbitz and its former owners or their affiliates (the "Founding Airlines") governing the allocation of tax benefits resulting from a taxable exchange that took place in connection with the Orbitz initial public offering in December 2003 ("Orbitz IPO"). As a result of this taxable exchange, the Company is entitled to additional deductions for depreciation and amortization, which may reduce the amount of taxes the Company is required to pay. For each tax period during the term of the tax agreement, the Company is obligated to pay the Founding Airlines a significant percentage of the amount of such tax benefit realized attributable to that taxable exchange. The tax agreement commenced upon consummation of the Orbitz IPO and continues until all tax benefits have been utilized.

        The remaining payments that may be due under this agreement are $277 million, which the Company expects to pay principally over the next 37 years. Based upon the Company's assumptions regarding the realization of the tax benefits, the Company calculated the net present value of the tax sharing liability utilizing a discount rate of 11.5%. The Company estimates that the net present value of its obligation to pay tax benefits to the Founding Airlines was $135 million and $139 million at December 31, 2006 and September 30, 2007, respectively. This estimate is based upon certain assumptions, including the applicable tax rate, period of payment and discount rate, all of which the Company believes are reasonable. Such assumptions are inherently uncertain, however, and actual results could differ from those estimates.

        The Company completed the re-negotiation of its unfavorable contract with Worldspan in July 2007, concurrent with the then pending acquisition of Worldspan by Travelport (see Note 8—Unfavorable Contracts). In August 2007, upon the completion of this acquisition, the existing unfavorable contract was settled and the new contract became effective. The rates earned under the new contract approximate market rates. This resulted in a change in forecasted tax payments under the tax sharing liability and corresponding expense of $1 million to reflect the current impact on the reported balance of the tax sharing liability. This expense is included in selling, general and administrative expense in the condensed consolidated statement of operations.

        In connection with finalizing the purchase accounting for the Blackstone Acquisition, the Company refined certain estimates, including the applicable tax rate, period of payment and discount rate, previously used to determine the net present value of the tax sharing liability as of the Blackstone Acquisition. This resulted in an $8 million decrease in the tax sharing liability and a corresponding decrease in goodwill in the condensed consolidated balance sheet (see Note 4—Goodwill and Intangible Assets).

        The Predecessor accreted interest expense related to the tax sharing liability of $2 million for the period from July 1, 2006 to August 22, 2006 and the Successor accreted interest expense related to the tax sharing liability of $2 million for the period from August 23, 2006 to September 30, 2006 and $5 million for the three months ended September 30, 2007. The Predecessor accreted interest expense related to the tax sharing liability of $13 million for the period from January 1, 2006 to August 22, 2006 and the Successor accreted interest expense related to the tax sharing liability of $2 million for the period from August 23, 2006 to September 30, 2006 and $11 million for the nine months ended September 30, 2007.

        Based upon the payments expected to be made within one year of the balance sheet date, $9 million of the tax sharing liability is included in accrued expenses on the condensed consolidated balance sheets at December 31, 2006 and September 30, 2007. The Company was indemnified by Cendant for amounts due under the tax sharing agreement at the time of the Blackstone Acquisition. As a result, the Company has recorded a receivable of $37 million which is included in other non-current assets on the condensed consolidated balance sheets at December 31, 2006 and September 30, 2007.

8. Unfavorable Contracts

Worldspan

        The former Worldspan contract was structured such that the Company received an inducement fee for each air travel and car rental segment that it processed using global distribution systems ("GDS") services provided by Worldspan. The rates earned under the former Worldspan contract were considered unfavorable when compared to market rates at the time of Cendant's acquisition of Orbitz in 2004 and the Blackstone Acquisition in 2006. As a result, an unfavorable contract liability was recorded at its fair value at each acquisition date. At December 31, 2006, the net present value of the unfavorable contract liability was $32 million. This liability was being amortized to revenue in the condensed consolidated statements of operations on a straight-line basis over the remaining contractual term.

        The Company completed the re-negotiation of its unfavorable contract with Worldspan in July 2007, concurrent with the then pending acquisition of Worldspan by Travelport. The Company entered into the new contract with Travelport to use GDS services provided by both Galileo and Worldspan. The new contract replaced the unfavorable contract discussed above as well as a GDS contract the Company had with Galileo. The new contract became effective in July 2007 with respect to GDS services provided by Galileo. In August 2007, upon the completion of the acquisition of Worldspan, the new contract became effective for GDS services provided by Worldspan. As a result, the former unfavorable contract was settled, and the Company reversed the liability that was previously recorded in its balance sheet. Because Galileo and Worldspan are wholly-owned subsidiaries of Travelport, the settlement of the unfavorable contract was deemed to be an action of a shareholder of the Company. Accordingly, a capital contribution equal to the amount of the unfavorable contract liability relieved on the effective date of the new contract, with respect to GDS services provided by Worldspan, was recorded by the Company. The rates earned under the new contract approximate market rates and are described in further detail in Note 14—Related Party Transactions.

        The Company recognized revenue under the unfavorable Worldspan contract in the amount of $2 million, almost nil, and $1 million for the periods July 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the three months ended September 30, 2007, respectively. The Company recognized revenue under this unfavorable contract in the amount of $6 million, almost nil, and $4 million for the periods January 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the nine months ended September 30, 2007, respectively.

Charter Associate Agreements

        The Company has airline charter associate agreements, or "Charter Associate Agreements," with the Founding Airlines as well as US Airways ("Charter Associate Airlines"). Under the Charter Associate Agreements, the Company must pay a portion of the inducement fee earned from the Worldspan contract discussed above to the Charter Associate Airlines in the form of a rebate. The rebate payments are made in part for in-kind marketing and promotional support received, however a portion of the payments are deemed to be unfavorable, as the Company receives no benefit for such payments. The rebate structure continues to apply to the inducement fees earned under the new contract that the Company entered into with Travelport for the portion of GDS services provided by Worldspan. See Note 14—Related Party Transactions for additional information on the new contract.

        The rebate structure under the Charter Associate Agreements was considered unfavorable when compared to market conditions at the time of Cendant's acquisition of Orbitz in 2004 and the Blackstone Acquisition in 2006. As a result, an unfavorable contract liability was recorded at its fair value at each acquisition date. The fair value of the unfavorable contract liability was determined using discounted cash flows of the expected rebates, net of the expected fair value of in-kind marketing support.

        At December 31, 2006 and September 30, 2007, the net present value of the unfavorable contract liability was $23 million and $21 million, respectively. This liability is being amortized to revenue in the condensed consolidated statements of operations on a straight-line basis over the remaining contractual term. The Company recognized revenue for the unfavorable portion of the Charter Associate Agreements in the amount of almost nil, $1 million and almost nil for the periods July 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the three months ended September 30, 2007, respectively. The Company recognized revenue for the unfavorable portion of the Charter Associate Agreements in the amount of $1 million, $1 million and $2 million for the periods January 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the nine months ended September 30, 2007, respectively.

9. Term Loan and Revolving Credit Facility

  Term Loan

        On July 25, 2007, concurrent with the IPO, the Company entered into a $600 million senior secured term loan facility ("term loan") which bears interest at a variable rate of LIBOR plus 300 basis points or an alternative base rate and matures on July 25, 2014. The Company entered into two interest rate swaps that effectively convert $300 million of the term loan to a fixed interest rate (see Note 10—Derivative Financial Instruments). The Company incurred $4 million of issuance costs to enter into the term loan. These costs are being amortized to interest expense over the contractual term of the term loan based on the effective-yield method.

        At September 30, 2007, $600 million was outstanding on the term loan. The effective interest rate on the $300 million of the outstanding term loan at September 30, 2007 that bears a fixed rate through interest rate swaps was 8.31%, whereas the effective interest rate on the remaining $300 million that bears interest at a variable rate was 8.30%.

  Revolving Credit Facility

        The Company also entered into a revolving credit facility on July 25, 2007 that provides for borrowings of up to $85 million and bears interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate (the spread is subject to change based on the Company's total leverage ratio, as defined in the agreement under which the facility was arranged). The Company also incurs a commitment fee of 50 basis points on any unused amounts on the revolving credit facility. This facility matures on July 25, 2013.

        The Company incurred $1 million of issuance costs to enter into this facility. These costs are being amortized to interest expense over the contractual term of the facility based on the effective-yield method. At September 30, 2007, there were no amounts outstanding on the revolving credit facility.

        The term loan and revolving credit facility are both secured by substantially all of the Company's and its subsidiaries' tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of its direct and indirect domestic subsidiaries and, in the case of foreign subsidiaries, 65% of the shares or equity interests of such foreign subsidiaries, subject to certain exceptions.

10. Derivative Financial Instruments

        On July 25, 2007, the Company entered into two interest rate swaps that effectively convert $300 million of the term loan from a variable to a fixed interest rate. The first swap has a notional amount of $100 million and matures on December 31, 2008. The second swap has a notional amount of $200 million and matures on December 31, 2009. The Company pays a fixed rate of 5.207% on both swaps and in exchange receives a variable rate based on LIBOR. The objective of entering into these swaps is to protect against volatility of future cash flows and effectively hedge the variable interest payments on the term loan. The Company believes that these designated hedging instruments qualify for cash flow hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not use interest rate swaps for speculative or trading purposes.

        The interest rate swaps are reflected on the condensed consolidated balance sheet at market value. The total market value of the swaps at September 30, 2007 represented a liability of $3 million and was included in other non-current liabilities on the condensed consolidated balance sheet. The corresponding market adjustment was recorded to accumulated other comprehensive income. There was no hedge ineffectiveness incurred as of September 30, 2007.

11. Loss Per Share

        The following table presents the computation of basic and diluted loss per share:

Period from July 18, 2007 to September 30, 2007
Net Loss	$(31)

Net Loss per Share—Basic and Diluted:
Weighted Average Shares Outstanding for Basic and Diluted Loss Per Share(a)	79,807,770

Basic and Diluted(b)	$(0.38)

    (a)
    Stock options, restricted stock and restricted stock units are not dilutive to loss per share for the period from July 18, 2007 to September 30, 2007 and therefore, are excluded from the above calculation.

    (b)
    Loss per share may not recalculate due to rounding.

        The following equity awards are not included in the diluted loss per share computation above because they would have had an antidilutive effect:

Antidilutive equity awards	As of September 30, 2007
Stock options	2,717,925
Restricted stock units	2,407,860
Restricted stock	58,363

Total	5,184,148

12. Equity-Based Compensation

Travelport Equity Based Long-Term Incentive Program

        Travelport introduced an equity based long-term incentive program in 2006 for the purpose of retaining certain key employees, including employees of the Company. Under this program, key employees were granted restricted equity units in Travelport and interests in the partnership that indirectly owns Travelport. Travelport's board of directors approved the grant of up to 100 million units under the plan. The equity awards issued consisted of four classes of partnership interest. The Class A-2 equity units vest at a pro-rata rate of 6.25% per quarter and become fully vested in May 2010. The Class B partnership interests vest annually over a four-year period beginning in August 2007. The Class C and D partnership interests vest upon the occurrence of certain liquidity events.

        On July 18, 2007, the restricted equity units and Class B partnership interests were converted to restricted stock units and restricted shares in Orbitz Worldwide under its 2007 Equity and Incentive Plan described below. This conversion affected 14 employees of Orbitz Worldwide. The conversion of the restricted equity units was based on the relative value of the shares of the Company's common stock compared to that of Travelport's Class A-2 capital interests at the time of the IPO. The conversion of the Class B partnership interests was based on the relative value of the shares of the Company's common stock compared to the aggregate liquidation value of the Class B partnership interests at the time of the IPO. The Class C and D partnership interests were deemed to have no fair value as of the conversion date and as such were forfeited. Subsequent to the conversion, the Company also granted restricted stock units and stock options as additional compensation to the employees who previously held the Travelport interests. This compensation was granted as an award in consideration of potential future increases in value of the awards previously granted under the Travelport long-term incentive program. No incremental compensation expense was recognized as a result of the conversion.

        The Company's activity in Travelport's long-term incentive program during 2007, immediately prior to the conversion date, is presented below:

	Restricted Equity Units		Partnership Interest
	Class A-2		Class B		Class C		Class D
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2006	5,367,234	$1.00	1,103,501	$0.49	1,103,501	$0.43	1,103,501	$0.38
Granted	230,881	$1.84	99,863	$0.67	99,863	$0.65	99,863	$0.56

Balance immediately prior to conversion date	5,598,115	$1.03	1,203,364	$0.50	1,203,364	$0.45	1,203,364	$0.39

        Prior to the conversion date, 1,399,529 restricted equity units were vested, all of which vested during the period from January 1, 2007 through the conversion date for a total fair value of $1 million. No partnership interests were vested prior to the conversion date. The Company expensed the restricted equity units and the Class B partnership interests on a straight-line basis over the requisite service period based upon the fair value of the award on the grant date. The Company did not record any compensation expense for the Class C and Class D partnership interests as it was determined that it was not probable that these awards would vest.

Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan

        On July 18, 2007, the Company and TDS Investor (Luxembourg) S.à r.l, as the Company's sole stockholder prior to the IPO, approved the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan (the "Plan"). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to the Company's directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. In addition, the Company may grant annual cash bonuses and long-term cash awards under the Plan. 6,100,000 shares of the Company's common stock are reserved for issuance under the Plan.

  Stock Options

        The exercise price of stock options is equal to the fair market value of the underlying stock on the date of grant. All stock options expire ten years from the grant date. The stock options granted as additional compensation to the employees who previously held the Travelport equity awards vested 5.555% in August 2007 and will vest an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested on May 2010. All other stock options granted vest annually over a four-year period. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

        The fair value of stock options granted from the Plan's inception on July 18, 2007 to September 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions outlined in the table below. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the "simplified method," as defined in SEC Staff Accounting Bulletin No. 107, "Share-Based Payments." The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. The Company uses historical turnover to estimate employee forfeitures.

Assumptions:
Dividend yield	—
Expected volatility	38%
Expected life (in years)	6.16
Risk-free interest rate	4.86%

        Based on the above assumptions, the weighted average grant-date fair value of stock options granted from July 18, 2007 to September 30, 2007 was $6.90.

        The table below summarizes the option activity under the Plan from July 18, 2007 to September 30, 2007:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning Balance at July 18, 2007	—	—	—
Granted	2,717,925	$15.00	9.8

Ending Balance at September 30, 2007	2,717,925	$15.00	9.8	—

Exercisable at September 30, 2007	27,495	$15.00	9.8	—

        Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at September 30, 2007 exceeded the market value and therefore, the aggregate intrinsic value was zero.

        The total number of stock options that vested during the period from July 18, 2007 to September 30, 2007 and the total fair value thereof was 27,495 and almost nil, respectively.

  Restricted Stock Units

        The restricted stock units granted upon conversion of the Travelport equity awards into Orbitz Worldwide, Inc. restricted stock units vested 5.555% in August 2007 and will vest an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested on May 2010. All other restricted stock units cliff vest at the end of either a two-year or three-year period. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period.

        The table below summarizes activity regarding non-vested restricted stock units under the Plan from July 18, 2007 to September 30, 2007:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Beginning Balance at July 18, 2007	—	—
Granted	2,492,183	$13.58
Vested(a)	(62,287)	$11.98
Forfeited	(22,036)	$15.00

Ending Balance at September 30, 2007	2,407,860	$13.61

  (a)
  The Company issued 53,642 shares of common stock in connection with the vesting of restricted stock units during the period, which is net of the number of shares retained (but not issued) by the Company in satisfaction of tax withholding obligations associated with the vesting.

        The total number of restricted stock units that vested during the period from July 18, 2007 to September 30, 2007 and the total fair value thereof was 62,287 restricted stock units and $1 million, respectively.

  Restricted Stock

        Shares of restricted stock were granted upon conversion of the Travelport Class B partnership interests into Orbitz Worldwide, Inc. restricted stock. The restricted stock vested 5.555% in August 2007 and will vest an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested on May 2010. The fair value of restricted stock on the date of grant is amortized on a straight-line basis over the requisite service period.

        The table below summarizes activity regarding non-vested restricted stock under the Plan from July 18, 2007 to September 30, 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
Beginning Balance at July 18, 2007	—	—
Granted	61,795	$8.45
Vested	(3,432)	$8.45

Ending Balance at September 30, 2007	58,363	$8.45

        The total number of shares of restricted stock that vested during the period from July 18, 2007 to September 30, 2007 and the total fair value thereof was 3,432 shares and almost nil, respectively.

        As of September 30, 2007, $32 million of unrecognized compensation costs related to non-vested stock options, non-vested restricted stock units, and non-vested restricted stock are expected to be recognized over the remaining weighted-average period of 3 years.

        The Company recognized total compensation expense of $3 million related to both equity awards issued under the Travelport equity based long-term incentive plan and to stock options, restricted stock units and restricted stock granted under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan during the three and nine months ended September 30, 2007, none of which has provided the Company a tax benefit.

Non-Employee Directors Deferred Compensation Plan

        In connection with the IPO, the Company adopted a deferred compensation plan to enable non-employee directors of the Company to defer the receipt of certain compensation earned in their capacity as non-employee directors of the Company. Eligible directors may elect to defer up to 100% of their annual retainer fees (which are paid by the Company on a quarterly basis). The Company requires that at least 50% of the annual retainer be deferred under the plan. In addition, 100% of the annual equity grant payable to non-employee directors is deferred under the plan.

        The Company grants deferred stock units to each participating director on the date that the deferred fees would have otherwise been paid to the director. The deferred stock units are issued as restricted stock units under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan.

        The deferred stock units granted under the plan are immediately vested and non-forfeitable and entitle the director to receive one share of the Company's common stock on the date that is 200 days immediately following the director's retirement or termination of service from the board of directors, for any reason. The entire grant date fair value of deferred stock units is expensed on the date of grant.

        A total of 48,830 deferred stock units were granted during the third quarter of 2007 at a weighted average grant date fair value of $14.08 per share. The Company recognized total compensation expense of $1 million related to these awards, none of which has provided the Company a tax benefit.

13. Employee Benefit Plans

        Travelport and Cendant sponsored defined contribution savings plans for employees in the United States that provided certain eligible employees of the Company an opportunity to accumulate funds for retirement. In addition, the foreign businesses of HotelClub and ebookers sponsor similar defined contribution savings plans. In September 2007, the Company adopted a qualified defined contribution savings plan for employees in the United States that replaces the existing Travelport and Cendant sponsored defined contribution savings plans, but does not alter the plans of the foreign businesses of HotelClub and ebookers. The Company matches the contributions of participating employees on the basis specified by the plans.

        The Company recorded expense related to these plans in the amount of nil, $1 million and almost nil for the periods July 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the three months ended September 30, 2007, respectively. The Company recorded expense related to these plans in the amount of $2 million, $1 million and $3 million for the periods January 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the nine months ended September 30, 2007, respectively.

14. Related Party Transactions

Corporate Related Functions

        The condensed consolidated statement of operations reflects an allocation of both general and corporate overhead expenses and directly billed expenses incurred on our behalf from Travelport and Cendant. General corporate overhead expenses have been allocated based on a percentage of the forecasted revenue. Direct billed expenses were based upon actual utilization of the services. Costs subject to the overhead allocations and direct billings include executive management, tax, insurance, accounting, legal, treasury, information technology, telecommunications, call center support and real estate expenses.

        The Company was allocated almost nil and $4 million of general corporate expenses and almost nil and $2 million of directly billed expenses in the three and nine months ended September 30, 2007, respectively. These expenses are no longer allocated to the Company following its IPO.

        Upon completion of the IPO, the Company entered into a transition services agreement with Travelport under which Travelport will provide the Company with certain insurance, human resources and employee benefits, payroll, tax, communications, information technology and other existing shared services. The term of the services provided for under the transition services agreement generally expires on March 31, 2008, subject to certain exceptions. The Company incurred $1 million of expenses under this agreement during the three and nine months ended September 30, 2007.

Notes Payable to Travelport

        On January 26, 2007 and January 30, 2007, the Company became the obligor on two intercompany notes payable to affiliates of Travelport in the amounts of $25 million and $835 million, respectively, and recorded an $860 million reduction to net invested equity. These notes accrued interest at a fixed rate of 10.25% and were scheduled to mature on February 19, 2014. On July 25, 2007, the Company used proceeds from its IPO and senior secured term loan facility to repay the notes and the interest accrued thereon in full. The Company recorded interest expense of $6 million and $43 million on these notes during the three and nine months ended September 30, 2007, respectively.

        During the three and nine months ended September 30, 2007, the Company recorded interest expense of nil and $6 million, respectively, related to intercompany notes that had been executed between and among subsidiaries of Travelport and the Company's subsidiaries at the time of the

Blackstone Acquisition. These notes were assigned to the Company in connection with the Reorganization, and the interest accrued thereon was paid to Travelport in connection with the IPO.

Galileo / Worldspan

        As discussed in Note 8—Unfavorable Contracts, the Company had an unfavorable contract with Worldspan. In July 2007, the Company entered into a new GDS contract with Travelport to use GDS services provided by both Galileo and Worldspan. This contract became effective in July 2007 with respect to GDS services provided by Galileo and in August 2007 with respect to GDS services provided by Worldspan. The new contract replaced the unfavorable contract with Worldspan, as well as the Company's former GDS contract with Galileo and makes Travelport the exclusive GDS provider for air, car and hotel segments, subject to certain exceptions. The contract expires on December 31, 2014.

        The new contract is structured such that the Company receives an inducement fee for each segment that is processed through Galileo and Worldspan. The contract also requires that the Company process 33 million segments during 2007, 16 million segments through Worldspan and 17 million segments through Galileo. The required number of segments booked in future years for Worldspan remains fixed at 16 million segments while the required number of segments for Galileo is subject to adjustment based upon the actual segments booked in the preceding year. The Company's failure to process the required number of segments would result in a shortfall payment of $1.25 per segment below the required minimum. If the Company meets the minimum, it is not required to make payments of any kind to Galileo or Worldspan. For the three and nine months ended September 30, 2007, the booking incentives related to these agreements were $25 million and $61 million, respectively.

Octopus / Donvand

        Donvand Limited and OctopusTravel Group Limited (collectively, "GTA"), which are wholly-owned subsidiaries of Travelport, provide certain of the Company's subsidiaries with hotel consulting services and access to certain of their hotels and destination services pursuant to franchise agreements under which the Company receives access to the hotel rooms and destination services at agreed-upon rates, which the Company typically marks up, in exchange for franchise fees that it pays to GTA. These franchise agreements are expected to continue until December 31, 2007, when the Company's new Master Supply and Services Agreement (the "GTA Agreement") with GTA, becomes effective. Under the current franchise agreements, for the three and nine months ended September 30, 2007, the Company paid fees of $5 million and $13 million, respectively.

        Under the terms of the GTA Agreement, which is effective beginning January 1, 2008 (or earlier if Donvand Limited and the Company are no longer owned by Travelport), the Company will pay GTA a contract rate for hotel and destination services inventory provided by GTA for promotion and reservation on the Company's websites. The contract rate will exceed the prices at which suppliers make such inventory available to GTA for distribution and will be based on a percentage of the prices GTA charges to its wholesale customers for such inventory. The Company will also be subject to additional fees if it exceeds certain specified sales levels. The initial term of the GTA Agreement expires on December 31, 2010. Under the GTA Agreement, the Company is restricted from providing distribution of hotels and destination services to certain of GTA's clients until December 31, 2010.

        On July 5, 2007, the Company completed the sale of stock of Tecnovate, an Indian services organization, to TDS Investor (Luxembourg) S.à r.l, an affiliate of the Company, for $25 million.

Blackstone

        On July 16, 2007, the Company completed the sale of an offline UK travel subsidiary. Pursuant to an agreement between Travelport and Blackstone, Blackstone provides financial advisory services to the Company and Travelport in connection with certain business transactions, including dispositions. Under the terms of that agreement, the Company paid $2 million to Blackstone for advisory services upon completion of the sale.

15. Commitments and Contingencies

Company Litigation

        The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters within the United States and abroad.

        The Company is party to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and the Company's merchant hotel business model. Some of the cases are purported class actions and most of the cases were brought simultaneously against other Internet travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that the Company violated the jurisdictions' hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys' fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require the Company to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

        The Company has also been contacted by several municipalities or other taxing bodies concerning its possible obligations with respect to state or local hotel occupancy or related taxes. The City of New Orleans, Louisiana, the City of Philadelphia, Pennsylvania, the City of Madison, Wisconsin, Mecklenburg County, North Carolina, the counties of Miami Dade and Broward, Florida, the cities of

Alpharetta, Atlanta, Cartersville, Cedartown, College Park, Columbus, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia, the counties of Cobb, DeKalb, Fulton and Gwinnett, Georgia, the cities of Anaheim, Los Angeles and San Diego, California, state and local tax officials from Arizona, Wisconsin, Pennsylvania and Indiana, and a third-party on behalf of unnamed municipalities and counties in Alabama, among others, have begun or attempted to pursue formal or informal administrative procedures or audits or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.

        The Company believes it has meritorious defenses and the Company is vigorously defending these claims, proceedings and inquiries, and has not recorded any reserves related to these matters.

        Litigation is inherently unpredictable and, although the Company believes it has valid defenses in these matters based upon advice of counsel, unfavorable resolutions could occur. While the Company cannot estimate its range of loss, an adverse outcome from such unresolved proceedings could be material to the Company with respect to earnings or cash flows in any given reporting period. The Company does not believe that the impact of such unresolved litigation would result in a material liability to the Company in relation to its financial position or liquidity.

        The Company is currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. The amount, if any, that will be recovered by the Company and the timing of receipt of such recoveries is unclear. In accordance with SFAS No. 5, "Accounting for Contingencies," as of September 30, 2007, the Company has not recognized a gain for this contingent claim in its condensed consolidated statement of operations or balance sheet.

Standard Guarantees/Indemnifications

        In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby it indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees and indemnifications are granted under various agreements, including, but not limited to, those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks or other intellectual property, (iv) access to credit facilities and use of derivatives, (v) issuances of debt securities and (vi) issuances of surety bonds. The guarantees and indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts, (iv) underwriters in debt security issuances and (v) surety companies in surety bond arrangements. While some of these guarantees and indemnifications extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees and indemnifications, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees and indemnifications, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, insurance coverage is maintained that mitigates any potential payments to be made. At December 31, 2006 and September 30, 2007, there were $2 million of surety bonds outstanding which were covered under indemnity agreements. The Company has agreed to use reasonable efforts to release Travelport from such indemnity agreements. The Company is required to arrange for the issuance of surety bonds to certain U.S. state and foreign entities. Travelport (subsequent to the Blackstone Acquisition) and Cendant (prior to the Blackstone Acquisition) arranged for the issuance of surety bonds on behalf of the Company. The surety bond fees were almost nil for the periods July 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the three months ended September 30, 2007. The surety bond fees were almost nil for the periods January 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the nine months ended September 30, 2007. Fees relating to the surety bonds are included in selling, general and administrative expense on the condensed consolidated statements of operations.

Financing Arrangements

        The Company is required to issue letters of credit to certain suppliers and non-U.S. government agencies. Travelport (subsequent to the Blackstone Acquisition) and Cendant (prior to the Blackstone Acquisition) issued letters of credit on behalf of the Company under a letter of credit facility or a revolving credit facility. The letter of credit fees were almost nil for the periods July 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and $1 million for the three months ended September 30, 2007, respectively. The letter of credit fees were almost nil for the periods January 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and $2 million for the nine months ended September 30, 2007, respectively. Fees relating to the letters of credit are included in selling, general and administrative expense on the condensed consolidated statements of operations. At December 31, 2006 and September 30, 2007, outstanding letters of credit issued on the Company's behalf were $59 million.

16. Subsequent Event

        In connection with an internal restructuring by Travelport, on October 31, 2007, TDS Investor (Luxembourg) S.à r.l., an indirect, wholly owned subsidiary of Travelport, transferred 9,120,378 shares of the Company's common stock to Travelport in exchange for a 10.25% inter-company note due 2015 for an aggregate principal amount of $94 million. Also on October 31, 2007, Travelport contributed those shares to Travelport Holdings, LLC, its direct, wholly owned subsidiary. Travelport then transferred 100% of the limited liability interests of Travelport Holdings, LLC to Travelport Holdings Limited, Travelport's parent company. No shares of the Company's common stock were sold on the open market in connection with this restructuring. Travelport's ultimate parent company remains the beneficial owner of the shares.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and with our Prospectus filed with the Securities and Exchange Commission on July 20, 2007. The use of the words "we", "us", and "our" refers to Orbitz Worldwide, Inc. and its subsidiaries. Unless otherwise noted, all dollar amounts are in millions.

        This Quarterly Report on Form 10-Q contains forward-looking statements that provide our current views with respect to, among other things, future events and financial performance. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections below entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and in our Prospectus filed with the Securities and Exchange Commission on July 20, 2007. Accordingly, you should not unduly rely on these forward-looking statements. Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW

        We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products. Our brand portfolio includes Orbitz, CheapTickets, the Away Network, and Orbitz for Business in the Americas, ebookers in Europe, and HotelClub and RatesToGo based in Sydney, Australia, which has operations globally. We provide customers with access to a comprehensive set of travel products, from over 80,000 suppliers worldwide, including air, hotels, vacation packages, car rentals, cruises, travel insurance and destination services, such as ground transportation, event tickets and tours through an efficient, customized and user-friendly system.

        We generate revenue through multiple sources, including primarily our retail business, merchant business, incentive payments and technology licensing and advertising. Through our retail business, we earn fees and commissions from travel suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked by consumers on our websites. We also charge consumers a service fee for booking airline tickets and certain other travel products. Our merchant business generates fees based on the difference between the total amount the customer pays and the negotiated net rate the supplier charges for the travel product. We receive incentive payments from GDSs and other distribution channels when we use their systems to book airline tickets, hotel rooms and car rentals.

        We continue to focus on the execution of our strategic plan, including increasing non-air revenue, growing our international brands, and investing in global technology enhancements. We are a leader in air travel, the largest online travel segment. This has enabled us to drive growth in non-air categories, specifically hotels and dynamic vacation packages, which are vacation packages that include different combinations of travel products. These non-air categories generally have higher margins and significant potential for growth.

        We believe that there are substantial growth opportunities in regions outside of the United States for our international brands. We experienced growth in our international gross bookings of 20% and 22% during the three and nine months ended September 30, 2007 as compared to the same periods in 2006, respectively, excluding the impact of fluctuations in foreign exchange rates and the impact of the sale of Travelbag, a subsidiary of ebookers, during July 2007.

        In July 2007, we launched a new technology platform for our ebookers brand in the United Kingdom. This was the first phase of our transition to a global technology platform. As a result, we are able to provide a broader range of hotel inventory and improved functionality in the UK, which drove higher conversion rates for hotels and operational efficiencies at ebookers. As additional countries are transitioned to this platform, we believe that we will realize further operating efficiencies which will result in improved margins and enhance our ability to sustain strong growth in our European businesses. The European migration is expected to be completed in late 2008.

Industry Trends

        Growth in travel, internet usage and online travel booking continues to increase worldwide. On-line travel booking rates are highest in the United States, and continue to grow on a year over year basis. 2007 should mark the first year in which more than half of all travel in the United States is booked on-line. The remainder of travel is booked through traditional off-line agencies or directly with airlines, hotels and car rental companies ("suppliers"). Suppliers have continued to focus their efforts on direct distribution of their products through their own websites, thus further promoting the migration of customers to on-line booking. In the current environment, suppliers' sites are believed to be taking market share domestically from both online travel companies and traditional travel agencies.

        Internationally, the online travel industry continues to benefit from rapidly increasing Internet usage and growing acceptance of on-line booking. We believe that approximately one third of all travel in Europe is booked on-line and about 15% of all travel in Asia is booked on-line. Although the use of the Internet to book travel is increasing globally, we believe that international markets are growing faster than domestic markets. Online travel companies are generating a larger percentage of their growth from outside the U.S., in part because those markets continue to grow faster than the U.S. market. Hotel-only business models have had particular success in delivering high rates of growth in international markets.

        Online travel companies market through both online and traditional offline channels, but the online channel is more important than it would generally be for an offline enterprise. Key areas of online marketing are search engine marketing, display advertising, affiliate programs and email marketing. Emarketing costs have been rising in the U.S. over time, and competition for key words has intensified in the past year. If this trend continues, these rising costs could result in higher marketing costs or declining transaction growth rates for online travel companies.

RESULTS OF OPERATIONS

        The following discussion and analysis of our results of operations and financial condition covers periods both prior to and subsequent to Travelport's acquisition of the travel related businesses of Cendant, which we refer to as the Blackstone Acquisition. The discussion and analysis of historical periods prior to August 23, 2006 does not reflect the impact that the Blackstone Acquisition had on our results, including the effect of purchase accounting adjustments. Therefore, the combined results of the successor and the predecessor for the periods in 2006 are not necessarily comparable. The presentation of the results for the three and nine months ended September 30, 2006 on a combined basis does not comply with U.S. generally-accepted accounting principles ("GAAP"); however, we believe that this provides useful information to assess the relative performance of our businesses in the periods presented in the financial statements on an ongoing basis. The captions included within our statements of operations that are materially impacted by this change in basis of accounting include net revenue, depreciation and amortization and impairment of goodwill and intangible assets.

Non-GAAP Measures

        EBITDA is a performance measure used by management that is defined as net loss plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted for certain items as described in the table below.

        EBITDA and Adjusted EBITDA, as presented on a combined basis for the three and nine months ended September 30, 2006 and 2007, are not defined under GAAP, and do not purport to be an alternative to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly-titled measures used by other companies.

        We use and we believe investors benefit from the presentation of EBITDA and Adjusted EBITDA in evaluating our operating performance because they provide us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA and Adjusted EBITDA are useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because:

  •
  EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest expense, income taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

  •
  investors commonly adjust EBITDA information to eliminate the effect of non-recurring items such as restructuring charges, as well as non-cash items such as impairment of goodwill and intangible assets and equity compensation, all of which vary widely from company to company and impact comparability.

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

        The following table provides a reconciliation of net loss to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 Combined	2007 Successor	2006 Combined	2007 Successor
	(in millions)
Net loss	$(9)	$(32)	$(141)	$(74)
Interest expense	7	19	22	66
Provision for income taxes	1	32	1	35
Depreciation and amortization	14	17	43	42

EBITDA	$13	$36	$(75)	$69

        EBITDA was adjusted by the items listed below. The following table provides a reconciliation of EBITDA to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 Combined	2007 Successor	2006 Combined	2007 Successor
	(in millions)
EBITDA	$13	$36	$(75)	$69
Goodwill and intangible impairment expense(a)	—	—	122	—
Purchase accounting adjustments(b)	21	—	21	6
Corporate allocations and other direct corporate costs(c)	4	1	11	7
Global platform expense(d)	1	3	3	7
Stock-based compensation expense(e)	1	1	4	4
Restructuring and moving expenses(f)	—	1	9	1
Travelport corporate solutions adjustments(g)	(1)	—	(3)	—
Public company costs(h)	(4)	(1)	(11)	(8)
Professional services fees(i)	—	1	—	7
Contract exit costs(j)	—	—	—	13
Adjustment to tax sharing liability(k)	—	1	—	1

Adjusted EBITDA(l)	$35	$43	$81	$107

(a)
Represents the charge recorded for impairment of goodwill and intangible assets. The impairment is primarily related to a decline in ebookers' fair value relative to its carrying value, which was the result of poor operating performance occurring after the asset was acquired by Cendant.

(b)
Represents the purchase accounting adjustments made at the time of the Blackstone Acquisition in order to reflect the fair value of deferred revenue and accrued liabilities on the opening balance sheet date. These adjustments, which are non-recurring in nature, reduced deferred revenue and accrued liabilities and resulted in a reduction in revenue and operating income for the period from August 23, 2006 to September 30, 2006 and the three and nine months ended September 30, 2007.

(c)
Represents corporate allocations and direct costs for services performed on our behalf by Cendant or Travelport through the date of our initial public offering ("IPO"). Following our IPO, we now perform these services with either internal or external resources, although we continue to utilize Travelport for certain services under a transition services agreement. Refer to footnote (h) below for a discussion of our estimate of costs we would have incurred had we been operating as a public company for all of the periods presented above.

(d)
Represents costs associated with operating two technology platforms simultaneously as we invest in our global technology platform. These development and duplicative technology expenses are expected to cease in 2008 following the migration of certain of our operations to the global technology platform.

(e)
Primarily represents non-cash stock compensation expense; also includes expense related to restricted cash awards granted as a private company.

(f)
Represents non-recurring costs incurred as part of our separation from Cendant due to the Blackstone Acquisition and the costs of relocating our corporate offices.

(g)
Represents the difference in the historical amounts earned from Galileo by our corporate travel solutions business and the amount that would have been earned under our new arrangement with Galileo if such arrangement had been in place as of the beginning of the period presented.

(h)
Certain corporate costs were previously incurred on our behalf by Cendant or Travelport. This adjustment represents our estimate of costs we would have expected to incur for certain headquarters and public company costs had we been operating as a public company for all of the periods presented above, including costs for services which were previously provided by Travelport or Cendant and adjusted for in footnote (c) above. These costs include tax, treasury, internal audit, board of directors' costs, and similar items. Also included are costs for directors and officers insurance, audit, investor relations and other public company costs. The amount shown for the three months ended September 30, 2007 includes our estimate of such costs for the first 18 days of the third quarter of 2007.

(i)
Represents one-time accounting and consulting services primarily associated with the IPO and post-IPO transition period.

(j)
Represents costs to exit an online marketing services agreement.

(k)
Represents an adjustment recorded to properly reflect the fair value of the tax sharing liability following the re-negotiation of the Worldspan contract. See Part I—Financial Information—Note 7—Acquired Company Tax Sharing Liability for further information.

(l)
Includes EBITDA of Tecnovate, our Indian services organization that we sold on July 5, 2007, of $1 million and almost nil for the three months ended September 30, 2006 and 2007, respectively, and $3 million and $2 million for the nine months ended September 30, 2006 and 2007, respectively. Also includes EBITDA of Travelbag, a former UK offline travel subsidiary that we sold on July 16, 2007, of $3 million and almost nil for the three months ended September 30, 2006 and 2007, respectively, and $1 million and $(2) million for the nine months ended September 30, 2006 and 2007, respectively. Travelbag had net revenues of $8 million and $2 million and gross bookings of $63 million and $12 million for the three months ended September 30, 2006 and 2007, respectively. Net revenues for Travelbag for the nine months ended September 30, 2006 and 2007 were $21 million and $15 million, respectively, and gross bookings were $178 million and $136 million for these same periods.

Key Operating Metrics

        Our operating results are affected by certain key metrics that represent overall transaction activity. Gross bookings and net revenue are two key metrics. Gross bookings is defined as the total amount paid by a consumer for transactions booked under both the retail and merchant models at the time of booking. Net revenue is defined as commissions and fees generated through our retail and merchant models as well as advertising revenue and certain other fees and commissions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 Combined	2007 Successor	2006 Combined	2007 Successor
	(in millions)
Other Data(a):
Gross bookings	$2,368	$2,625	$7,420	$8,435
Air gross bookings	1,711	1,913	5,465	6,204
Non-air and other gross bookings	657	712	1,955	2,231
Domestic gross bookings	2,091	2,262	6,635	7,389
International gross bookings	277	363	785	1,046
Net revenue	184	221	573	662
Air net revenue	85	92	270	294
Non-air and other net revenue	99	129	303	368
Domestic net revenue	151	175	465	526
International net revenue	33	46	108	136
Net Loss	(9)	(32)	(141)	(74)
EBITDA	13	36	(75)	69
Adjusted EBITDA	35	43	81	107

        The table below shows our gross bookings and net revenue for our domestic and international businesses for the three and nine months ended September 30, 2006 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006 Combined	2007 Successor	$ Change	% Change	2006 Combined	2007 Successor	$ Change	% Change
	(in millions)
Domestic
Gross bookings(a)	$2,091	$2,262	$171	8%	$6,635	$7,389	$754	11%
Net revenue	151	175	24	16%	465	526	61	13%
International
Gross bookings(a)	277	363	86	31%	785	1,046	261	33%
Net revenue	33	46	13	39%	108	136	28	26%
Total
Gross bookings(a)	2,368	2,625	257	11%	7,420	8,435	1,015	14%
Net revenue	184	221	37	20%	573	662	89	16%
(a)
Gross bookings data for all periods presented in the tables above exclude Travelbag, an offline travel subsidiary of ebookers, which was sold in July 2007.

Gross Bookings

        For our domestic business, which is comprised principally of Orbitz, CheapTickets and our corporate travel solutions business, gross bookings increased $171 million, or 8%, from the three months ended September 30, 2006 to the three months ended September 30, 2007 and increased $754 million, or 11%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. Increased air volume and the growth in dynamic package bookings drove the domestic gross bookings increase in both the three and nine month periods.

        For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, gross bookings increased $86 million, or 31%, from the three months ended September 30, 2006 to the three months ended September 30, 2007 and increased $261 million, or 33%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The increase in international gross bookings from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007 was driven in part by a fluctuation in foreign exchange rates, which added approximately 11 percentage points of growth in both periods. The remaining increase for both the three and nine month periods is due to increased air volume at ebookers and the growth in hotel volume at ebookers, HotelClub and RatesToGo.

Net Revenue

        Net revenue increased $37 million, or 20%, from $184 million for the three months ended September 30, 2006 to $221 million for the three months ended September 30, 2007. Net revenue increased $89 million, or 16%, from $573 million for the nine months ended September 30, 2006 to $662 million for the nine months ended September 30, 2007.

        Net revenue from our international business increased $13 million, or 39%, from $33 million for the three months ended September 30, 2006 to $46 million for the three months ended September 30, 2007. Net revenue from our international business increased from 18% of our total net revenue for the three months ended September 30, 2006 to 21% of our total net revenue for the three months ended September 30, 2007. Net revenue from our international business increased $28 million, or 26%, from $108 million for the nine months ended September 30, 2006 to $136 million for the nine months ended September 30, 2007. Net revenue from our international business increased from 19% of our total net revenue for the nine months ended September 30, 2006 to 21% of our total net revenue for the nine months ended September 30, 2007.

        Net revenue from our non-air and other business increased $30 million, or 30%, from $99 million for the three months ended September 30, 2006 to $129 million for the three months ended September 30, 2007. For the three months ended September 30, 2006 as compared to the three months ended September 30, 2007, the net revenue of our non-air and other business as a percent of our total net revenue increased from 54% to 58%. Net revenue from our non-air and other business increased $65 million, or 21%, from $303 million for the nine months ended September 30, 2006 to $368 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2007, the net revenue of our non-air and other business as a percent of our total net revenue increased from 53% to 56%.

        The increase in net revenue from our non-air and other business during both the three and nine months ended September 30, 2007 compared to the same periods in 2006 was driven primarily by growth in our dynamic packaging and hotel businesses, a shift in mix from retail to merchant hotel bookings, and the impact of purchase accounting adjustments recorded as a reduction to net revenue in connection with the Blackstone Acquisition. Purchase accounting adjustments recorded in the three months ended September 30, 2006 accounted for $21 million of the increase in net revenue from the three months ended September 30, 2006 to the three months ended September 30, 2007. Excluding the impact of purchase accounting adjustments, net revenue of our non-air and other business increased 7% from the three months ended September 30, 2006 to the three months ended September 30, 2007. The net impact of purchase accounting adjustments recorded as a reduction to net revenue in the nine months ended September 30, 2006 and 2007 of $21 million and $6 million, respectively, drove $15 million of the increase in net revenue from our non-air and other business from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. Excluding the impact of purchase accounting adjustments, net revenue of our non-air and other businesses increased 15% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007.

Results of Operations

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2007

	Three Months Ended September 30, 2006 Combined	Three Months Ended September 30, 2007 Successor	$ Change	% Change
	(in millions)
Net Revenue
Air	$85	$92	$7	8%
Non-Air and Other	99	129	30	30%

Net Revenue	184	221	37	20%
Cost and Expenses
Cost of Revenue	30	36	6	20%
Selling, General and Administrative	142	149	7	5%
Depreciation and Amortization	14	17	3	21%

Total Operating Expenses	186	202	16	9%

Operating (Loss) Income	(2)	19	21	105%
Interest Expense, Net	7	19	12	171%
Other Income, Net	1	—	(1)	(100)%

Loss before Income Taxes	(8)	—	8	(100)%
Provision for Income Taxes	1	32	31	3100%

Net Loss	$(9)	$(32)	$(23)	256%

As a Percent of Net Revenue
Cost of Revenue	16%	16%
Selling, General and Administrative Expenses	77%	67%

Net Revenue

        Net revenue increased $37 million, or 20%, from $184 million for the three months ended September 30, 2006 to $221 million for the three months ended September 30, 2007.

        Air.    Net revenue from air bookings increased $7 million, or 8%, from $85 million for the three months ended September 30, 2006 to $92 million for the three months ended September 30, 2007. Higher volume globally primarily drove an $8 million increase in air net revenue. A further increase was also driven in part by the recognition of $3 million of inducement revenue from Worldspan in the third quarter of 2007. This same inducement was not earned until the fourth quarter in the prior year. These increases were offset in part by a $4 million reduction in net revenue due to lower average commissions on our air transactions and reduced paper ticket fees as airlines continue to move toward electronic ticketing.

        Non-air and Other.    Net revenue from our non-air and other business increased $30 million or 30%, from $99 million for the three months ended September 30, 2006 to $129 million for the three months ended September 30, 2007. Of this increase, $21 million, or 23 percentage points, is due to the impact of purchase accounting adjustments, which resulted in a reduction in revenue in the three months ended September 30, 2006. Net revenue from hotel bookings in the three months ended September 30, 2007 increased $9 million driven primarily by higher international volume and improved domestic merchant mix and average daily rate ("ADR"). Net revenue from dynamic packaging in the three months ended September 30, 2007 increased $3 million, primarily as a result of domestic volume growth. The remaining increase in non-air and other net revenue was primarily due to the growth in insurance revenue. A decrease in domestic car volume and international car margins partially offset these increases.

Cost of Revenue

        Cost of revenue increased $6 million, or 20%, from $30 million for the three months ended September 30, 2006 to $36 million for the three months ended September 30, 2007. The increase in cost of revenue was primarily due to higher domestic transaction volume, including higher dynamic packaging and merchant hotel volume. The remaining three month period increase was driven by higher year-over-year cost of revenue at ebookers, HotelClub and RatesToGo due in part to higher international transaction volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $7 million, or 5%, from $142 million for the three months ended September 30, 2006 to $149 million for the three months ended September 30, 2007. Marketing expense increased $8 million, to $78 million in this period primarily due to higher emarketing costs, driven by higher transaction volume and expanded advertising campaigns promoting both our domestic and international brands. The remaining increase is primarily due to the $1 million adjustment recorded on the tax sharing liability as a result of the new Worldspan contract that became effective in August 2007 (see Part I—Financial Information—Note 7—Acquired Company Tax Sharing Liability). These increases are offset in part by a decrease in our wages and benefits and other operating expenses in our domestic and international businesses.

        As a percentage of net revenue, selling, general and administrative expense decreased from 77% for the three months ended September 30, 2006 to 67% for the three months ended September 30, 2007.

Depreciation and Amortization

        Depreciation and amortization increased $3 million, or 21%, from $14 million for the three months ended September 30, 2006 to $17 million for the three months ended September 30, 2007. The increase in depreciation and amortization resulted from an increase in assets placed in service, primarily in connection with the roll out of our global technology platform in the UK, offset in part by a decrease due to a change in the useful lives of certain assets as a result of purchase accounting applied in connection with the Blackstone Acquisition on August 23, 2006.

Interest Expense

        For the three months ended September 30, 2006 compared to the three months ended September 30, 2007, interest expense increased by $12 million or 171%, from $7 million to $19 million. The increase in interest expense during this period was primarily due to $9 million of interest incurred on the $600 million senior secured term loan facility that we entered into in July 2007 and $6 million of interest incurred on the $860 million of intercompany notes payable to Travelport that we entered into in January 2007. The notes payable to Travelport were repaid in connection with the IPO (see Part I—Financial Information—Note 14—Related Party Transactions). This increase was partially offset by a decrease in interest expense related to certain intercompany notes previously held by Travelport up until the IPO as well as the capitalization of interest on internal software development. For the three months ended September 30, 2006 and 2007, $7 million and $4 million of the total interest expense recorded was non-cash, respectively.

Provision for Income Taxes

        We recorded a provision for income taxes of $1 million for the three months ended September 30, 2006 and $32 million for the three months ended September 30, 2007. The increase in the provision for income taxes is primarily due to a valuation allowance established against $32 million of foreign net operating loss carryforwards related to portions of our UK based business (see Part I—Financial Information—Note 3—Income Taxes and FIN 48). For the three months ended September 30, 2006 and 2007, nil and $32 million of the tax expense recorded was non-cash, respectively.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2007

	Nine Months Ended September 30, 2006 Combined	Nine Months Ended September 30, 2007 Successor	$ Change	% Change
	(in millions)
Net Revenue
Air	$270	$294	$24	9%
Non-Air and Other	303	368	65	21%

Net Revenue	573	662	89	16%
Cost and Expenses
Cost of Revenue	88	116	28	32%
Selling, General and Administrative	439	477	38	9%
Depreciation and Amortization	43	42	(1)	(2)%
Impairment of Intangible Assets	122	—	(122)	(100)%

Total Operating Expenses	692	635	(57)	(8)%

Operating (Loss) Income	(119)	27	146	(123)%
Interest Expense, Net	22	66	44	200%
Other Income, Net	1	—	(1)	(100)%

Loss before Income Taxes	(140)	(39)	101	(72)%
Provision for Income Taxes	1	35	34	3400%

Net Loss	$(141)	$(74)	$67	(48)%

As a Percent of Net Revenue
Cost of Revenue	15%	18%
Selling, General and Administrative Expenses	77%	72%

Net Revenue

        Net revenue increased $89 million, or 16%, from $573 million for the nine months ended September 30, 2006 to $662 million for the nine months ended September 30, 2007.

        Air.    Net revenue from air bookings increased $24 million, or 9%, from $270 million for the nine months ended September 30, 2006 to $294 million for the nine months ended September 30, 2007. Higher domestic volume drove a $28 million increase in air net revenue. A further increase was driven by the recognition of $3 million of inducement revenue from Worldspan in the third quarter of 2007. This same inducement was not earned until the fourth quarter in the prior year. Partially offsetting these increases was a $17 million reduction in net revenue due to lower average commissions on our air transactions and reduced paper ticket fees as airlines continue to move toward electronic ticketing; $4 million of this $17 million decrease was the result of the final contractual step-down in commissions paid to us by the airlines with which we have charter associate agreements. An increase in international air volume primarily drove the remaining $10 million increase in net revenue.

        Non-air and Other.    Net revenue from our non-air and other business increased $65 million, or 21%, from $303 million for the nine months ended September 30, 2006 to $368 million for the nine months ended September 30, 2007. Of this increase, $15 million, or 6 percentage points, is due to the net impact of purchase accounting adjustments, which resulted in a reduction in net revenue of $21 million and $6 million in the nine months ended September 30, 2006 and 2007, respectively. Net revenue from hotel bookings in the nine months ended September 30, 2007 increased $34 million driven primarily by higher international volume and improved domestic merchant mix and ADR. Net revenue from dynamic packaging increased $13 million, primarily as a result of domestic volume growth. The remaining increase in non-air and other net revenue was primarily due to the growth in insurance and attractions and services revenue. A decrease in domestic car volume and international car margins partially offset these increases.

Cost of Revenue

        Cost of revenue increased $28 million, or 32%, from $88 million for the nine months ended September 30, 2006 to $116 million for the nine months ended September 30, 2007. The increase in cost of revenue was primarily due to higher domestic transaction volume, including higher dynamic packaging and merchant hotel volume. The remaining increase was driven by higher year-over-year cost of revenue at ebookers, HotelClub and RatesToGo due in part to higher international transaction volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $38 million, or 9%, from $439 million for the nine months ended September 30, 2006 to $477 million for the nine months ended September 30, 2007. Marketing expense increased $30 million, to $245 million in this period primarily due to higher emarketing costs, driven largely by higher transaction volume and expanded advertising campaigns promoting both our domestic and international brands. In addition, we recorded a one-time exit penalty of $13 million related to our online marketing services agreement, incurred $7 million of one-time audit and consulting fees in connection with our IPO and the post-IPO transition period, and recorded a one-time $1 million adjustment related to the tax sharing liability as a result of the new Worldspan contract that became effective in August 2007 (see Part I—Financial Information—Note 7—Acquired Company Tax Sharing Liability). These expense increases were partially offset by a decrease in our wages and benefits and other operating expenses in our domestic and international businesses.

        As a percentage of net revenue, selling, general and administrative expense decreased from 77% for the nine months ended September 30, 2006 to 72% for the nine months ended September 30, 2007. Excluding the one-time exit penalty, one-time audit and consulting fees, and one-time adjustment on the tax sharing liability, our selling, general and administrative expense was 69% for the nine months ended September 30, 2007.

Depreciation and Amortization

        Depreciation and amortization decreased $1 million, or 2%, from $43 million for the nine months ended September 30, 2006 to $42 million for the nine months ended September 30, 2007. The decrease in depreciation and amortization expense was primarily due to a change in the useful lives of certain assets as a result of purchase accounting applied in connection with the Blackstone Acquisition on August 23, 2006. Partially offsetting this decrease was an increase due to assets placed in service, primarily in connection with the roll out of our global technology platform in the UK.

Impairment of Intangible Assets

        Impairment of intangible assets decreased $122 million, or 100%, from $122 million for the nine months ended September 30, 2006 to nil for the nine months ended September 30, 2007. We recorded a charge in the nine months ended September 30, 2006 for impairment of Predecessor goodwill and intangible assets. The impairment was primarily related to a decline in ebookers' fair value relative to its carrying value, which was the result of poor operating performance occurring after the business was acquired by Cendant.

Interest Expense

        Interest expense increased by $44 million, or 200%, from $22 million for the nine months ended September 30, 2006 to $66 million for the nine months ended September 30, 2007. The increase in interest expense during the period was primarily attributed to $43 million of interest incurred on the $860 million of intercompany notes payable to Travelport that we entered into in January 2007. These notes were repaid in connection with the IPO (see Part I—Financial Information—Note 14—Related Party Transactions). The remaining increase was due to $9 million of interest incurred on the $600 million senior secured term loan facility that we entered into in July 2007 and an increase in interest expense related to certain intercompany notes previously held by Travelport from the time of the Blackstone Acquisition up until the IPO, partially offset by the capitalization of $3 million of interest on internal software development and a decrease in imputed interest on the tax sharing liability of $5 million. For the nine months ended September 30, 2006 and 2007, $22 million and $8 million of the total interest expense recorded was non-cash, respectively.

Provision for Income Taxes

        We recorded a tax provision of $1 million for the nine months ended September 30, 2006 and $35 million for the nine months ended September 30, 2007. The increase in our provision for income taxes is primarily due to a valuation allowance established against $32 million of foreign net operating loss carryforwards related to portions of our UK based business (see Part I—Financial Information—Note 3—Income Taxes and FIN 48). For the nine months ended September 30, 2006 and 2007, nil and $34 million of the tax expense recorded was non-cash, respectively.

Seasonality

        Some of our businesses experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends cause our revenue to be generally higher in the second and third calendar quarters of the year as travelers plan and purchase their spring and summer travel and then to flatten in the fourth and first calendar quarters of the year. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers.

Liquidity and Capital Resources

        Our principal source of liquidity is cash flow generated from operations, including working capital. The principal uses of cash are to fund planned operating expenditures and capital expenditures, including investments in products and technology offerings. Our financing needs were supported by our parent company, Travelport, prior to our initial public offering in July 2007. Concurrently with our initial public offering, we entered into a revolving credit facility that provides for borrowings of up to $85 million (see Part I—Financial Information—Note 9—Term Loan and Revolving Credit Facility). We have the ability to use this revolving credit facility to fund future financing needs.

Cash Flows

        Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Period from January 1, 2006 to August 22, 2006 Predecessor	Period from August 23, 2006 to September 30, 2006 Successor	Nine Months Ended September 30, 2007 Successor
	(in millions)
Cash provided by (used in):
Operating activities	$126	$28	$106
Investing activities	(54)	(7)	(67)
Financing activities	(70)	(2)	(12)
Effect of changes in exchange rates on cash and cash equivalents	1	(6)	3

Net increase in cash and cash equivalents	$3	$13	$30

Operating Activities

        Cash from operating activities consists of the results from the statements of operations adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, non-cash compensation and changes in various working capital items, principally accrued merchant payables, deferred income and accounts payable.

        We generated cash flow from operations of $154 million for the nine months ended September 30, 2006 compared to $106 million for the nine months ended September 30, 2007. This $48 million decrease in year to date 2007 operating cash flow is primarily attributed to $58 million of cash interest payments made in the third quarter of 2007, of which $49 million was payable under the Company's intercompany loans with Travelport and was repaid in connection with the IPO, and $9 million was payable under our $600 million term loan (we had no outstanding debt in 2006); the delayed receipt of $9 million in receivables in the third quarter 2007 at one of our international subsidiaries; and approximately $3 million of incremental public company costs incurred in the third quarter of 2007, which were not incurred in 2006. The combined impact of these factors more than offset the normal increase in operating cash flow expected due to the growth of the business. We expect to receive the $9 million in receivables in the fourth quarter of 2007.

Investing Activities

        Cash flow used in investing activities increased $6 million, from $61 million for the nine months ended September 30, 2006 to $67 million for the nine months ended September 30, 2007. The increase in cash used for investing activities is due in part to the sale of an offline UK travel subsidiary in July 2007. The sale of this subsidiary resulted in a net decrease in cash of $31 million primarily due to the buyer's assumption of this subsidiary's cash balance at the time of sale, partially offset by the cash proceeds we received for the sale of the net assets and liabilities of the subsidiary. The increase in cash used for investing activities is offset in part by a $25 million decrease in spending on property, plant and equipment in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This decrease in spending was a result of strategic initiatives and the reduction in capital expenditures for the development of our global technology platform, the first phase of which was placed into service in July 2007.

Financing Activities

        Cash flow used in financing activities for the nine months ended September 30, 2006 was $72 million compared to cash flow used in financing activities of $12 million for the nine months ended September 30, 2007. This change was primarily due to the net proceeds received from the IPO and the term loan entered into during the third quarter 2007, offset in part by subsequent repayments of intercompany debt and a dividend payment made to Travelport as well as an increase of cash distributed to Travelport in 2007 prior to the IPO.

Financing Arrangements

        On January 26, 2007 and January 30, 2007, we became the obligor on two intercompany notes payable to affiliates of Travelport in the amounts of $25 million and $835 million, respectively, and recorded an $860 million reduction to net invested equity. These notes accrued interest at a fixed rate of 10.25% and were scheduled to mature on February 19, 2014. On July 25, 2007, we used proceeds from its IPO and senior secured term loan facility to repay the notes and the interest accrued thereon in full. We recorded interest expense of $6 million and $43 million on these notes during the three and nine months ended September 30, 2007, respectively.

        As a wholly owned subsidiary of Cendant and then Travelport, each of Cendant and Travelport provided guarantees, letters of credit, surety bonds and other performance guarantees on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. Letters of credit on our behalf were issued under Travelport's senior secured credit facility. The aggregate amount of guarantees, letters of credit and surety bonds outstanding was $113 million and $87 million at December 31, 2006 and September 30, 2007, respectively. Under the separation agreement, other than as described below, we will seek to have Travelport released from the remaining guarantees and surety bonds by contacting and negotiating with the beneficiaries thereunder. If we are unable to release Travelport from these obligations, Travelport will continue to perform under such obligations and we will indemnify them for any related loss. Travelport no longer provides performance guarantees in connection with commercial agreements or leases entered into or replaced by us.

        On July 25, 2007, we entered into a new senior secured credit agreement consisting of a seven-year $600 million senior secured term loan facility ("term loan") and a six-year senior secured revolving credit facility that provides for borrowings of up to $85 million. The term loan and the revolving credit facility bear interest at floating rates tied to LIBOR or an alternative base rate. We used approximately $530 million of the net proceeds from the term loan to repay a portion of the indebtedness we owed to Travelport represented by the intercompany notes, as described above, and to pay a dividend to Travelport.

        Our term loan and revolving credit facility are secured by substantially all of our and our subsidiaries' tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of our direct and indirect domestic subsidiaries and, in the case of foreign subsidiaries, 65% of the shares or equity interests of such foreign subsidiaries, subject to certain exceptions.

        The credit agreement contains various customary restrictive covenants that limit our and our subsidiaries' ability to, among other things:

  •
  incur more indebtedness or make guarantees;

  •
  enter into sales or leasebacks;

  •
  make investments, loans or acquisitions;

  •
  grant or incur liens on our assets;

  •
  sell our assets;

  •
  engage in mergers, consolidations, liquidations or dissolutions;

  •
  engage in transactions with affiliates;

  •
  make restricted payments; and

  •
  sell or transfer all or substantially all of our assets.

        In addition, the credit agreement requires us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio.

Financial Obligations

Commitments and Contingencies

        We and certain of our affiliates are parties to cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes. We believe that we have meritorious defenses and we are vigorously defending against these claims. For additional information, see Part I—Financial Information—Note 15—Commitments and Contingencies.

        Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters based upon advice of counsel, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded could be material to us with respect to earnings or cash flows in any given reporting period. However, we do not believe that the impact of such unresolved litigation would result in a material liability to us in relation to our financial position or liquidity.

        We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. The amount, if any, that will be recovered by us and the timing of receipt of such recoveries is unclear. In accordance with SFAS No. 5, "Accounting for Contingencies," as of September 30, 2007, we have not recognized a gain for this contingent claim in our condensed consolidated statement of operations or balance sheet.

Contractual Obligations

        The following table summarizes our future contractual obligations as of September 30, 2007:

	Oct- Dec 2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Term loan(a)	$2	$6	$6	$6	$6	$574	$600
Interest rate swaps(b)	4	16	10	—	—	—	30
Contract exit costs(c)	—	1	4	5	4	5	19
Capital lease obligation	—	1	—	—	—	—	1
Operating leases	2	7	7	7	7	41	71
Travelport GDS contract(d)	—	20	20	20	20	60	140
Software license agreement	—	9	9	8	—	—	26
Telecommunications service agreement	—	3	—	—	—	—	3

Total contractual obligations(e)(f)	$8	$63	$56	$46	$37	$680	$890

(a)
In July 2007, we entered into a $600 million senior secured term loan facility ("term loan") which bears interest at a variable rate of LIBOR plus 300 basis points or an alternative base rate and matures on July 25, 2014. The amounts shown in the table above represent future principal payments due under the term loan. We entered into two interest rate swaps that effectively convert

  $300 million of the term loan to a fixed interest rate (see Part I—Financial Information—Note 9—Term Loan and Revolving Credit Facility).

(b)
In July 2007, we entered into two interest rate swaps that effectively convert $300 million of the term loan from a variable to a fixed interest rate. We pay a fixed interest rate of 5.207% on both swaps and in exchange receive a variable interest rate based on LIBOR. The amount shown in the table above represents future interest payments due to the swap counterparty (see Part I—Financial Information—Note 10—Derivative Financial Instruments).

(c)
Represents costs to exit an online marketing service agreement.

(d)
The Travelport contract is structured such that we receive an inducement fee for each segment that is processed through GDS services provided by Galileo and Worldspan. The contract also requires that we process 33 million segments during 2007, 16 million segments through Worldspan and 17 million segments through Galileo. The required number of segments booked in future years for Worldspan remains fixed at 16 million segments while the required number of segments for Galileo is subject to adjustment based upon the actual segments booked in the preceding year. Our failure to process the required number of segments would result in a shortfall payment of $1.25 per segment below the required minimum. The table above includes shortfall payments required by the contract if we do not book any segments through Worldspan. Because the required number of segments for Galileo adjusts based on the preceding year's actual bookings, we are unable to predict the shortfall. If we meet the minimum, we are not required to make payments of any kind to Galileo or Worldspan (see Part I—Financial Information—Note 14—Related Party Transactions).

(e)
The total does not include approximately $277 million of payments in connection with the tax sharing liability for which we are unable to predict the timing of such payments (see Part I—Financial Information—Note 7—Acquired Company Tax Sharing Liability).

(f)
The total does not include future interest payments due under the term loan which bears interest at a variable rate of LIBOR plus 300 basis points or an alternative base rate, as we are unable to predict the amount of such payments. As mentioned in footnote (b), we entered into two interest rate swaps that effectively convert $300 million of the term loan from a variable to a fixed interest rate, and accordingly, we have included the future interest payments due to the swap counterparty in the table above (see Part I—Financial Information—Note 9—Term Loan and Revolving Credit Facility and Note 10—Derivative Financial Instruments).

Other Commercial Commitments and Off-Balance Sheet Arrangements

Standard Guarantees/Indemnifications

        In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees and indemnifications are granted under various agreements, including, but not limited to, those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks or other intellectual property, (iv) access to credit facilities and use of derivatives, (v) issuances of debt securities and (vi) issuances of surety bonds. The guarantees and indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts, (iv) underwriters in debt security issuances and (v) surety companies in surety bond arrangements. While some of these guarantees and indemnifications extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees and indemnifications, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees and indemnifications, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, insurance coverage is maintained that mitigates any potential payments to be made. As of December 31, 2006 and September 30, 2007, there were $2 million of surety bonds outstanding which were covered under indemnity agreements. We have agreed to use reasonable efforts to release Travelport from such indemnity agreements. The Company is required to arrange for the issuance of surety bonds to certain U.S. state and foreign entities. Travelport (subsequent to the Blackstone Acquisition) and Cendant (prior to the Blackstone Acquisition) arranged for the issuance of surety bonds on behalf of the Company. The surety bond fees were almost nil for the periods July 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the three months ended September 30, 2007. The surety bond fees were almost nil for the periods January 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the nine months ended September 30, 2007. Fees relating to the surety bonds are included in selling, general and administrative expense on the condensed consolidated statements of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

        We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of foreign subsidiaries. We primarily hedge our foreign currency exposure to the British pound, euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. Substantially all of the forward contracts utilized by us do not qualify for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as a result, any fluctuations in the value of these forward contracts are recognized in the condensed consolidated statements of operations as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

Interest Rate Risk

        We use certain hedging strategies and derivative financial instruments to limit interest rate risk associated with our $600 million term loan which bears interest at a variable rate based on LIBOR. We currently use interest rate swaps with a combined notional amount of $300 million to hedge fluctuations in LIBOR (see Part I—Financial Information—Note 10—Derivative Financial Instruments).

Sensitivity Analysis

        We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through such analyses, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $5 million at September 30, 2007 compared to $8 million at December 31, 2006. The effect of a hypothetical change in market rates of interest on interest expense would be $2 million at September 30, 2007.

Item 4.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

        Remediation Plan for Material Weakness in Internal Control over Financial Reporting.    We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with the audit of our financial statements for the years ended December 31, 2004 and 2005 and the periods January 1, 2006 through August 22, 2006 and August 23, 2006 through December 31, 2006, our auditors and we have identified certain matters involving our internal controls over financial reporting that would constitute a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB").

        The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when:

  •
  a control necessary to meet the control objective is missing; or

  •
  an existing control is not properly designed such that, even if the control operates as designed, the control objective is not always met.

        A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not posses the necessary authority or qualifications to perform the control effectively.

        The material weakness identified results from inadequate external reporting, technical accounting and tax staff, inadequate integrated financial systems and financial reporting and closing processes and inadequate written policies and procedures. Specifically, the following items were identified:

  •
  insufficient complement of external reporting, technical accounting or tax staff commensurate to support standalone external financial reporting under public company or SEC requirements;

  •
  lack of a fully integrated financial consolidation and reporting system, and as a result, extensive manual analysis, reconciliation and adjustments are required in order to produce financial statements for external reporting purposes; and

  •
  incomplete evaluation and documentation of the policies and procedures to be used for external financial reporting, accounting and income tax purposes.

        We are in the process of developing and implementing a remediation plan to address the deficiencies in the areas of personnel, systems and controls.

  Personnel

        We have hired personnel for external reporting, investor relations, tax and technical accounting, and we continue our search for additional personnel for positions in these areas, as well as treasury. While we continue our search for these permanent full time positions, these roles are being augmented through consultants and the transition services agreement with Travelport.

  Systems

        We use a consolidation module in Oracle to facilitate our financial reporting requirements. We believe we have controls in our Oracle environment that enable the system to fully consolidate and produce timely, accurate financial information for external reporting. Certain functions that were previously performed manually are now performed systematically within Oracle.

  Controls

        We have engaged an independent consulting firm to assist us with our initial analysis of our consolidation and close process. Based on the results of this work, we are in the process of developing an evaluation of our current policies and procedures related to external financial reporting. This initiative regarding the review and documentation of our accounting, external reporting and tax policies is an on going effort.

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

Item 4T.    Controls and Procedures.

        Not applicable.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        Except as described below, there have been no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, and no material developments in our legal proceedings reported in our Prospectus filed with the SEC on July 20, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

  Worldspan Litigation

        The state cases brought by and against Worldspan and the federal appeal by Worldspan were dismissed on September 18, 2007 and September 21, 2007, respectively, by agreement of the parties following the completion of Travelport's acquisition of Worldspan.

  Consumer Class Actions

        In the In re Orbitz Taxes and Fees Litigation, the plaintiff's motion for class certification and Orbitz's motion for summary judgment are pending. A hearing on these motions is scheduled for December 19, 2007.

  Litigation Relating to Hotel Occupancy Taxes

        In the City of Los Angeles and City of San Diego, California cases (coordinated), the court sustained defendants' demurrers on July 26, 2007, and stayed the lawsuits pending plaintiffs' exhaustion of administrative remedies.

        In the City of Fairview Heights case, plaintiff filed a motion for class certification on August 1, 2007, and defendants' response will be due 28 days from the court's ruling on plaintiff's pending discovery motions.

        In the City of Chicago, Illinois case, on September 27, 2007, the court denied defendants' motion to dismiss.

        In the City of Rome, et al. case, on September 18, 2007, the court issued an order continuing the stay of the case pending exhaustion of administrative remedies.

        The Pitt County, North Carolina case was dismissed on August 13, 2007. Plaintiff filed its notice of appeal on September 6, 2007 and plaintiff's opening brief in support was filed on October 30, 2007.

        The Orange County, Florida case was dismissed on August 2, 2007. On August 9, 2007, the plaintiffs filed a Notice of Appeal, and the court entered an order requiring plaintiffs to file their initial appellate brief on November 14, 2007.

        In the City of Atlanta, Georgia case, on October 26, 2007, the Court of Appeals of Georgia affirmed the trial court's prior order dismissing the action.

        In the City of Charleston and Town of Mount Pleasant, South Carolina cases (consolidated), the court denied defendants' motion to dismiss on November 5, 2007.

        In the City of San Antonio, Texas case, the court stayed litigation pending its ruling on plaintiff's motion for class certification on September 24, 2007. On October 1, 2007, the court denied defendants' motion to reconsider the court's denial of defendants' motion to dismiss.

        In the Columbus, Georgia case, Orbitz, Inc. and Orbitz, LLC filed a motion for summary judgment on August 7, 2007.

        The City of Orange, Texas case was dismissed on September 21, 2007.

        In the City of Jacksonville, in and for Duval County, Florida case, on August 21, 2007, the court granted defendants' motion to dismiss, and on October 31, 2007, the court entered an order dismissing the action.

        In the City of North Myrtle Beach, South Carolina case, the court denied defendants' motion to dismiss on September 30, 2007.

        In Louisville/Jefferson County Metro Government case, the court denied defendants' motion to dismiss on August 10, 2007.

        The County of Nassau, New York case was dismissed on August 17, 2007. On September 12, 2007, plaintiff filed its notice of appeal and its opening brief in support is due on November 16, 2007. Appellees'/defendants' response brief is due on January 16, 2008.

        In the City of Fayetteville, Arkansas case, defendants filed a motion to dismiss on August 7, 2007, plaintiff's response was filed on October 1, 2007, and defendants' reply was filed on October 26, 2007.

        In the City of Jefferson, Missouri case, defendants filed a motion to dismiss on November 5, 2007. A briefing schedule has not yet been set.

        In the City of Oakland, California case, the court granted defendants' motion to dismiss on November 5, 2007.

        Additional municipalities or other taxing bodies, in addition to those reported in our Prospectus filed with the SEC on July 20, 2007, have contacted us concerning our possible obligations with respect to state or local hotel occupancy or related taxes. Mecklenburg County, North Carolina, Broward County, Florida, the cities of Alpharetta, College Park, Columbus, Macon, and Tybee Island, Georgia, the counties of Fulton and Gwinnett, Georgia, the cities of Anaheim, Los Angeles and San Diego, California, and state tax officials from Arizona have begun or attempted to pursue formal or informal administrative procedures or audits or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

Item 1A.    Risk Factors.

        There are no material changes from the risk factors previously disclosed in our Prospectus filed with the SEC on July 20, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        Not applicable.

Item 3.    Defaults Upon Senior Securities.

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5.    Other Information.

        Not applicable.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.2
Amended and Restated Bylaws of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
10.1
Credit Agreement, dated as of July 25, 2007, among Orbitz Worldwide, Inc., UBS AG, Stamford Branch, as administrative agent, collateral agent and an L/C issuer, UBS Loan Finance LLC, as swing line lender, Credit Suisse Securities (USA) LLC, as syndication agent, and Lehman Brothers Inc., as documentation agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.2
Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.3
Transition Services Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.4
Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.5
Master License Agreement, dated as of July 23, 2007, by and among Galileo International Technology, LLC, Galileo International, LLC, Orbitz, LLC, ebookers Limited, Donvand Limited, Travelport for Business, Inc., Orbitz Development, LLC and Neat Group Corporation (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.6
Master Supply and Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.7
Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.8
Software License Agreement, dated as of July 23, 2007, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.8 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.9	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Bahman Koohestani.
10.10	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Mike Nelson.

10.11	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Randy Wagner.
10.12
Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 27, 2007).
10.13	Form of Restricted Stock Award Agreement for Converted Travelport Equity Awards
10.14	Form of Restricted Stock Unit Award Agreement for Converted Travelport Equity Awards
10.15	Form of Option Award Agreement for Converted Travelport Equity Awards
10.16	Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITZ WOLRDWIDE, INC.
Dated: November 14, 2007	By:	/s/ STEVEN BARNHART Steven Barnhart President, Chief Executive Officer and Director (Principal Executive Officer)
Dated: November 14, 2007	By:	/s/ MARSHA C. WILLIAMS Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: November 14, 2007	By:	/s/ JOHN W. BOSSHART John W. Bosshart Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.2
Amended and Restated Bylaws of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
10.1
Credit Agreement, dated as of July 25, 2007, among Orbitz Worldwide, Inc., UBS AG, Stamford Branch, as administrative agent, collateral agent and an L/C issuer, UBS Loan Finance LLC, as swing line lender, Credit Suisse Securities (USA) LLC, as syndication agent, and Lehman Brothers Inc., as documentation agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.2
Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.3
Transition Services Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.4
Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.5
Master License Agreement, dated as of July 23, 2007, by and among Galileo International Technology, LLC, Galileo International, LLC, Orbitz, LLC, ebookers Limited, Donvand Limited, Travelport for Business, Inc., Orbitz Development, LLC and Neat Group Corporation (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.6
Master Supply and Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.7
Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.8
Software License Agreement, dated as of July 23, 2007, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.8 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.9	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Bahman Koohestani.
10.10	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Mike Nelson.
10.11	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Randy Wagner.

10.12
Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 27, 2007).
10.13	Form of Restricted Stock Award Agreement for Converted Travelport Equity Awards
10.14	Form of Restricted Stock Unit Award Agreement for Converted Travelport Equity Awards
10.15	Form of Option Award Agreement for Converted Travelport Equity Awards
10.16	Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Table of Contents
  Item 1. Financial Statements.
ORBITZ WORLDWIDE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in millions, except share and per share data)
ORBITZ WORLDWIDE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except share data)
ORBITZ WORLDWIDE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
ORBITZ WORLDWIDE, INC. CONDENSED CONSOLIDATED STATEMENT OF INVESTED EQUITY/SHAREHOLDERS' EQUITY (UNAUDITED) (in millions)
ORBITZ WORLDWIDE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (All amounts are in millions, except share and per share data, unless otherwise noted)
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES
EXHIBIT INDEX