Form 10-K
period 2007-12-31
Orbitz Worldwide, Inc.
filed 2008-03-21
CIK 1394159

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33599

ORBITZ WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5337455 (I.R.S. Employer Identification No.)
500 W. Madison Street Suite 1000 Chicago, Illinois (Address of principal executive offices)	60661 (Zip Code)
(312) 894-5000 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

         Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchanges Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         At June 30, 2007, there was no public market for the registrant's Common Stock.

         As of March 14, 2008, 83,175,241 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement for the registrant's Annual Meeting of Shareholders to be held on or about May 8, 2008 (the "2008 Proxy Statement"). The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2007.

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "predicts," "anticipates," "intends," "projects," "estimates," "plans," "could," "designed," "should be" and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, "Risk Factors," and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," in this Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

        The use of the words "we," "us," "our" and "the Company" in this Annual Report on Form 10-K refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

Item 1.    Business.

General Description of Our Business

        We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products. Our brand portfolio includes Orbitz, CheapTickets, the Away Network, and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub and RatesToGo based in Sydney, Australia, which have operations globally. We provide customers with the ability to book a comprehensive set of travel products, from over 85,000 suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

        As of December 31, 2007, we had approximately 1,590 full-time employees, more than half of which were based in the U.S. and the remaining based primarily in Australia and the U.K. We believe our relationship with our employees is good. We outsource some of our technology support, development and customer service functions to third parties. Additionally, we utilize independent contractors to supplement our workforce, the majority of which have been engaged in connection with the development of our global technology platform.

History

        Orbitz, Inc. ("Orbitz") was formed in early 2000 by American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the "Founding Airlines"). In November 2004, Orbitz was acquired by Cendant Corporation ("Cendant") whose online travel distribution businesses included the CheapTickets, HotelClub and RatesToGo brands. In February 2005, Cendant acquired ebookers Limited, an international online travel brand with operations in 13 countries throughout Europe ("ebookers").

        On August 23, 2006, Travelport Limited ("Travelport"), which consisted of Cendant's travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group ("Blackstone") and Technology Crossover Ventures ("TCV"). We refer to this acquisition in this Annual Report on Form 10-K as the "Blackstone Acquisition."

        Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and Travel Acquisition Corporation Pty. Ltd. ("HotelClub," formerly known as Flairview Travel) and the related subsidiaries and affiliates of those businesses. On July 25, 2007, we completed an initial public offering ("IPO") of 34,000,000 shares of our common stock. Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "OWW."

        As of December 31, 2007, there were 83,107,909 shares of our common stock outstanding, of which approximately 59% were beneficially owned by Travelport and its affiliates.

Brand Portfolio

        Our brand portfolio is comprised of Orbitz, CheapTickets, the Away Network, Orbitz for Business, ebookers, HotelClub and RatesToGo.

Orbitz

        Orbitz.com is one of the leading online travel websites in the U.S. Orbitz is a full-service online travel company that offers customers the ability to book an array of travel products and services from numerous suppliers on a stand-alone basis or as part of a dynamic vacation package. These travel products and services include airline tickets, hotel rooms, car rentals, cruises, travel insurance and destination services. Dynamic vacation packages are vacation packages that include different combinations of travel products. Orbitz allows customers to search based on their preferences and then provides a comprehensive display of travel choices for any given destination. Search results are presented in our easy-to-use Matrix display that enables customers to select the price and supplier that best meet their individual travel needs.

        In 2006, we re-branded and expanded our innovative customer care platform as OrbitzTLC. OrbitzTLC offers an array of proactive care services, including OrbitzTLC Alerts and OrbitzTLC Traveler Update. Through OrbitzTLC Alerts, we send customers real-time information regarding flight delays and cancellations, gate changes or other travel disturbances. Through OrbitzTLC Traveler Update, we combine official data feeds from the Transportation Security Administration, weather.com and Yahoo!®Maps with tips and real-time insights from an online community of travelers to provide information about security wait times, traffic and parking, taxi lines and more.

CheapTickets

        Our CheapTickets.com website is a leading U.S. travel website that focuses on value-conscious customers. CheapTickets offers the ability to book an array of travel products on a stand-alone basis or as part of a dynamic vacation package, including airline tickets, hotel rooms, car rentals, cruises, travel insurance and destination services. CheapTickets also offers value-oriented promotions such as Cheap of the Week and Off-Season Deals. Cheap of the Week utilizes promotion codes that allow customers to receive further discounts on dynamic vacation packages. Off-Season Deals performs a comprehensive review of pricing data for hotels available on CheapTickets and issues a quarterly report on when customers can travel to key destinations at the lowest prices.

Away Network

        The Away Network is a series of travel content websites that includes Away.com, GORPTravel.com, and GORP.com. The Away Network also hosts, maintains and develops outsideonline.com, pursuant to an agreement with Mariah Media, Inc., the publishers of Outside magazine. This network of websites specializes in providing travel content for customers seeking information for thematic and experiential travel such as adventure, family or romance trips. They serve as a resource for passionate travelers who want to "experience something different." Supported by advertising sales and sponsorships, the Away Network provides a blend of professionally-edited and consumer-driven reviews, articles, features and micro-sites. These websites also provide search capabilities for users who want to find travel choices online as well as contact information for a number of leading tour operators.

Orbitz for Business

        Our OrbitzforBusiness.com website offers global corporate travel fulfillment solutions and call center support to a broad array of organizations, ranging from small businesses to Fortune 500 companies. For individuals and smaller companies, our Orbitz for Business self-managed product offers savings through lower transaction fees and negotiated business hotel rates. For larger companies with many travelers, our Orbitz for Business product offers full-service online corporate travel and managed travel program services.

ebookers

        ebookers offers customers the ability to book an array of travel products and services through our U.K.-based website, ebookers.com, as well as through local versions of our website in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, the Netherlands, Norway, Spain, Sweden and Switzerland. Customers can book travel products and services on a stand-alone basis or as part of a dynamic vacation package, including airline tickets, hotel rooms, and car rentals. In addition to the ebookers websites, customers may also book travel through our call centers.

HotelClub and RatesToGo

        HotelClub.com, Accomline.com and Asia-hotels.com offer customers the opportunity to book hotel reservations up to twelve months in advance and at discounted prices. Customers can book reservations for hotels in approximately 120 countries. Our RatesToGo.com website offers customers the opportunity to book hotel reservations at last-minute discounts up to three weeks in advance. On this website, customers can book reservations for hotels in approximately 70 countries. HotelClub, Accomline and RatesToGo offer services on their websites in twelve languages, including Chinese, English, French, German, Italian, Japanese, Korean, Polish, Portuguese, Spanish, Swedish and Thai.

Other Businesses

White Label and Hosting Businesses

        We license our technology and business services to third-party partners and offer them access to our travel content through our white label business. Using our technology platform, these partners are able to operate websites under their own brands. Our white label business helps power the dynamic packaging available on websites such as Yahoo!® and Intercontinental Hotel Group. We earn revenue from our white label business through revenue sharing arrangements for the travel booked on these third-party websites.

        We also host and manage websites on behalf of third-party partners through our hosting products. We manage portions of American Airlines' and Northwest Airlines' websites. We earn revenue from our hosting business through license or fee arrangements.

Partner Marketing

        Through our partner marketing programs, we create unique relationships with travel partners, convention and visitor bureaus, credit card partners, media, packaged goods and other non-travel advertisers. We generate advertising revenue by offering our partners a combination of display advertising, performance-based advertising and other marketing programs.

Retail and Merchant Models

Retail Model

        Our retail model provides customers the ability to book air, hotel, cruise and car rental reservations. Air transactions comprise the majority of this business. Through our retail model, we earn fees and commissions from travel suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. We also charge our customers a service fee for booking the travel reservation. Generally, our net revenue per transaction is lower under the retail model compared to the merchant model described below. However, due to the high volume of air reservations booked under the retail model, it contributes substantially to our overall gross bookings and net revenue. We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and when there are no further obligations on our part to perform. In this model, we do not take on credit risk with travelers; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and we have no discretion in the selection of the service supplier.

Merchant Model

        Our merchant model primarily provides customers the ability to book air, hotel, destination services reservations and dynamic vacation packages. Hotel transactions comprise the majority of this business. Through our merchant model, we provide customers the ability to book the travel reservation, and we contract with various suppliers that provide the travel products needed to fulfill the reservation. We generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate as well as estimated taxes that the supplier charges for that travel product. We also charge our customers a service fee for booking the travel reservation. Generally, our net revenue per transaction is higher under the merchant model compared to the retail model due to our negotiation of net rates with suppliers. Customers generally pay for reservations in advance, at the time of booking. Initially, we record these advance payments as deferred net revenue and accrued merchant payables. We recognize net revenue when customers use the reservations. In this model, we do not take on credit risk with travelers, however we are subject to fraud risk; we have some pricing flexibility; we are not responsible for the actual delivery of the flight, hotel room, or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and we have no discretion in the selection of the service supplier.

        When customers assemble a dynamic vacation package, we may offer the customer the ability to book a mix of travel products that use both the retail model and the merchant model. The use of products under the merchant model allows us to make certain products available to our customers at prices that are generally lower than booking each travel product separately.

Supplier Relationships and Global Distribution Systems

Supplier Relationships

        We have teams that manage relationships and negotiate agreements with our suppliers. These agreements generally cover access to the supplier's travel inventory as well as payment for our services. Our teams cover air, hotel, car rental, cruise, travel insurance and destination services suppliers. We strive to offer suppliers access to our customer base in a manner that meets their strategic needs for distribution of their products and services. To reach these objectives, the teams focus on relationship management, supplier-sponsored promotions and contract negotiations covering our retail, merchant and corporate businesses.

        The global hotel supply team is responsible for negotiating agreements that provide us access to the inventory of independent hotels, chains and hotel management companies. As part of our strategy to grow our dynamic packaging and hotel businesses, we have significantly increased the number of hotel market managers on our global hotel supply team, particularly in Europe and Asia Pacific. With these additional resources in place, we have signed a substantial number of new direct hotel contracts, and we are beginning to realize the benefits of developing these relationships.

Global Distribution Systems

        Global distribution systems ("GDSs") provide access to a comprehensive set of travel supplier content through a single source. Travel suppliers, such as airlines and hotels, utilize GDSs to connect their inventory of products and services with travel providers, who in turn make these products and services available to travelers for booking. Certain of our businesses utilize GDS services provided by Galileo, Worldspan and Amadeus. Under GDS service agreements, we receive revenue in the form of an incentive payment for each segment that is processed through a GDS.

        Galileo and Worldspan are subsidiaries of Travelport, and we have an agreement with Travelport that covers the GDS services provided by both Galileo and Worldspan. The new agreement became effective in July 2007 with respect to GDS services provided by Galileo. In August 2007, upon the completion of Travelport's acquisition of Worldspan, the new agreement became effective for GDS services provided by Worldspan. This agreement contains volume requirements for the number of segments we must process and requires us to make shortfall payments if our utilization of GDS services falls below a minimum threshold. As a result, a significant portion of our GDS services are provided through this agreement. For the year ended December 31, 2007, we received $111 million of incentive payments for segments processed through Galileo and Worldspan, which accounted for more than 10% of our total net revenue. This amount includes incentive payments received for GDS services provided under the new GDS service agreement with Travelport as well as the former Galileo agreement and Worldspan contract (see Note 9—Unfavorable Contracts and Note 16—Related Party Transactions of the Notes to Consolidated Financial Statements).

Operations and Technology

Systems Infrastructure and Web and Database Servers

        We use SAVVIS colocation services in the U.S. to host our systems infrastructure and web and database servers for our Orbitz, CheapTickets, the Away Network and Orbitz for Business brands as well as our ebookers brand in the U.K. and Ireland. The majority of our hardware and other equipment for operating our business is located at the SAVVIS facility. SAVVIS provides data center management services as well as emergency hands-on support. In addition, we have our own dedicated staff on-site at the facility. If SAVVIS was unable, for any reason, to support our primary web hosting facility, we have a secondary facility through Verizon Business, which is also located in the U.S.

        We use British Telecom services in the U.K. to host our systems infrastructure and web and database servers for the remaining countries in which our ebookers brands operate and for HotelClub and RatesToGo. The arrangement with British Telecom is similar to the arrangement described above with SAAVIS.

        Under a transition services agreement entered into at the time of our IPO, Travelport also provides us colocation services in its data centers located in the U.S. and U.K. We are actively migrating from the Travelport data centers to the SAVVIS and British Telecom data centers. We anticipate completion of this migration by the end of the first quarter of 2008, thus eliminating our dependency on the Travelport services (see Note 16—Related Party Transactions of the Notes to Consolidated Financial Statements).

Systems Platform

        Our systems platform emphasizes flexibility as well as breadth of product and service offerings. We have the ability to deconstruct the segment feeds from our GDS partners for air flight searches and then reassemble these segments for cost-effective and flexible multi-leg itineraries. We also have the ability to connect and book on multiple supplier host systems through our supplier link technology. Our easy-to-use Matrix display allows customers to simultaneously view these various travel options so that they can select the price and supplier that best meet their individual travel needs. In addition, our dynamic packaging technology enables travelers to view multiple combinations of airlines, hotels and other travel products and allows them to assemble a customized vacation package that is generally more flexible and less expensive than booking each travel product separately.

        We have technology operations teams dedicated to ensuring that our websites operate efficiently. These teams monitor our websites as well as the performance and availability of our third party service providers. In addition, they coordinate major releases of new functionality on our websites as well as the development and implementation of our new global technology platform.

        We have undertaken a significant project with the development and implementation of our global technology platform. Our new platform will provide a single technology infrastructure capable of supporting our brand portfolio as well as our white label partnerships. In July 2007, we launched the global technology platform for our ebookers brand in the U.K. In November 2007, we migrated our ebookers brand in Ireland onto the platform, and by late 2008, we expect to complete the migration of our remaining ebookers' websites. We believe the global technology platform will:

  •
  reduce development costs and the time it takes to launch innovative new features on our websites;

  •
  increase operating efficiencies through back office automation and by centralizing certain business functions such as customer service, fulfillment and accounting;

  •
  increase the options available to our white label partners by tailoring their website experiences to match their customer bases and brand identities; and

  •
  offer our suppliers an efficient way to access our distribution channels via a single extranet connection.

Customer Support

        Our customer support platform includes OrbitzTLC, a proactive customer care service for our travelers. Our OrbitzTLC team is based in Chicago, Illinois, and monitors Federal Aviation Administration, National Weather Service and other data to send customers real-time updates on information that may affect their travel plans. Our customer support platform also includes call centers and customer service centers that utilize intelligent voice routing and intelligent call management technology to connect customers with the appropriate center to assist them with their particular needs. We utilize a variety of third party vendors, domestically and internationally, to manage these call centers and customer service centers.

Fraud System

        We have an internally-developed fraud system that enables us to reduce our fraud rates and the costs associated with fraud detection and prosecution. The system automates many of the manual functions of a fraud prevention agent while prioritizing suspicious transactions for review.

Marketing

        We utilize a combination of online and traditional offline marketing strategies. Our sales and marketing efforts primarily focus on increasing brand awareness and driving visitors to our websites. Our long-term success will depend on our ability to continue to increase the overall number of booked transactions in a cost-effective manner.

        We use various forms of online marketing to drive traffic to our websites, including search engine marketing, display advertising, affiliate programs and email marketing. We also generate traffic and transactions from certain meta-search travel websites. We are actively pursuing tactics to optimize the results of our online marketing efforts by increasing the value from existing traffic and by acquiring additional traffic that is more targeted and cost effective. These tactics include pay-per-click optimization and search optimization efforts, loyalty programs and email marketing that targets customers with specific offers that correspond to their particular interests. We also use traditional broadcast advertising such as television, radio and print to focus on brand differentiation and to emphasize certain distinct features of our businesses that we believe are valuable to our customers.

        We also have a dedicated marketing team that focuses on generating leads and building relationships with corporate travel managers. Our sales team includes experienced corporate travel managers and is well qualified to assist corporations in choosing between the variety of flexible and scalable corporate booking products that are offered under our Orbitz for Business brand.

Intellectual Property

        We regard our technology and other intellectual property, including our brands, as a critical part of our business. We protect our intellectual property rights through a combination of copyright, trademark and patent laws and trade secret and confidentiality procedures. We have a number of trademarks, service marks and trade names that are registered or for which we have pending registration applications or common law rights. These include Orbitz, Orbitz Matrix, Flex Search, OrbitzTLC, OrbitzTLC Mobile Access, the Orbitz design and the stylized "O." We have two issued U.S. patents. One patent relates to a system and method for receiving and loading fare and schedule data that allows us to search for fares and book air segments. This patent is scheduled to expire on November 10, 2024. The second patent relates to a method of searching for travel products from multiple suppliers and creating vacation packages. This patent is scheduled to expire on April 18, 2020. In addition, we have 19 pending patent applications in the U.S. Through these patent applications, we are seeking patent rights in several areas of our online travel services technology. These areas include technology related to our process for receiving and loading flight and schedule information, our process for synchronizing passenger name and record data, our travel update messaging system, our matrix display system, our supplier link and related booking technology, our system for searching for itineraries based on flexible travel dates, our Deal Detector functionality, and our process for providing an exit window on the user's computer.

        Despite these efforts and precautions, we cannot be certain that any of these patent applications will result in issued patents, or that we will receive any effective protection from competition from any trademarks and issued patents. It may be possible for a third party to copy or otherwise obtain and use our trade secrets or our intellectual property without authorization. In that case, legal remedies may not adequately compensate us for the damages caused by unauthorized use. Further, others may independently and lawfully develop substantially similar properties. See Item 1A, "Risk Factors."

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement by us of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, we may have to initiate lawsuits in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could consume a significant amount of financial resources or management time. It could also invalidate or impair our intellectual rights, or result in significant damages or onerous license terms and restrictions for us. We may even lose our right to use certain intellectual property or business processes. These outcomes could materially harm our business. See Item 1A, "Risk Factors," and Item 3, "Legal Proceedings."

        At the time of our IPO, we entered into a Master License Agreement with Travelport, which gives Travelport licenses to use certain of our intellectual property going forward, including:

  •
  our supplier link technology;

  •
  portions of ebookers' booking, search and dynamic packaging technologies;

  •
  certain of our products and online booking tools for corporate travel;

  •
  portions of our white label dynamic packaging technology; and

  •
  our extranet supplier connectivity function currently being developed as part of our global technology platform.

        The Master License Agreement granted us the right to use a corporate online booking product that Travelport was developing at the time we entered into the agreement. The development of this product is now complete, and we are negotiating a value added reseller license with Travelport for this product.

        The Master License Agreement generally includes the right to create derivative works and other improvements. Other than the unrestricted use of our supplier link technology, Travelport is generally prohibited from sublicensing these technologies to any third party for competitive use. However, Travelport and its affiliates are not restricted from using the technologies to compete directly with us.

Information about Segments and Geographic Areas

        We operate and manage our business as a single operating segment. For geographic related information, see Note 17—Segment Information of the Notes to Consolidated Financial Statements.

Industry Conditions

General

        The worldwide travel industry is a large and dynamic industry that has been characterized by rapid and significant change. According to PhoCusWright, an independent travel, tourism and hospitality research firm, online gross bookings in the U.S., Europe and Asia Pacific regions totaled approximately $250 billion in 2007. The emergence of the Internet as the most efficient way to book travel has revolutionized the way consumers research and purchase travel. According to PhoCusWright, 28% of all travel gross bookings in the U.S., Europe and Asia Pacific regions were made online in 2006, while in 2007, 35% of all travel gross bookings were made online in these same regions. The increased usage and availability of high speed Internet access, greater convenience, user-friendly features and increased breath of product offerings are expected to continue to drive the growth in online travel bookings.

Competition

        The general market for travel products and services is intensely competitive. In the online travel industry, new competitors face low barriers of entry and can launch new websites at a relatively low cost. Numerous Internet companies greatly influence the competitive environment as well. Search and meta-search sites are capable of sending customers to the websites of suppliers and our direct competitors. Search engines include websites such as AOL, Google, MSN and Yahoo!, while meta-search sites primarily include Kayak, Farecast, SideStep and Yahoo!FareChase.

        Our current competitors include online travel companies, traditional offline leisure travel companies and suppliers. In addition, we compete internationally with smaller regional operators. The companies that we compete with include the following:

  •
  Among online travel companies, our major competitors primarily include expedia.com, hotels.com and hotwire.com, which are owned by Expedia, Inc.; travelocity.com and lastminute.com, which are owned by Sabre Holdings Corporation; and priceline.com and bookings.com, which are owned by priceline.com Incorporated.

  •
  In the offline travel company category, our largest competitors include companies such as Liberty Travel, Inc. and American Express Travel Related Services Company, Inc.

  •
  We compete with travel suppliers, such as airlines, hotel and rental car companies, many of which have their own branded websites and toll-free numbers through which they generate business.

        Travel suppliers have been steadily focusing on increasing distribution of their services through their own websites in lieu of using third parties like us. Suppliers who sell on their own websites typically do not charge a booking or service fee, and, in some instances, offer advantages such as their own bonus miles or loyalty points, which could make their offerings more attractive than our offerings to some consumers.

        Factors affecting our competitive success include price, availability of travel products, brand recognition, customer service and customer care, fees charged to travelers, ease of use, accessibility and reliability.

Seasonality

        Some of our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book travel for leisure purposes rather than for business. Gross bookings for leisure travel are generally highest in the first and second calendar quarters as customers plan and book their spring and summer vacations. However, net revenue from the merchant model is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first and second calendar quarters and our net revenue is typically highest in the second and third calendar quarters. Our seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the continued growth of our international operations or a change in our product mix.

Company Strategy

        Our objective is to build our leadership position in the global online travel industry while continuing to improve our financial performance. The key elements of our strategy include:

        Capture growth opportunities in non-air travel.    We are a leader in air travel, the largest online travel segment. This leadership position has enabled us to drive growth in non-air travel categories, such as hotels and dynamic packages. These non-air travel categories generally have higher margins, and we believe these categories will present significant growth opportunities for us. We have increased our penetration in non-air travel categories, and we intend to continue growing our net revenue generated from these categories by:

  •
  expanding our relationships with hotels through our global hotel supply team;

  •
  expanding our relationships with destination services providers, such as providers of ground transportation, event tickets and tours, to increase our revenue per transaction;

  •
  promoting vacations and dynamic packages through targeted advertising;

  •
  providing customers with relevant content, such as expert and user reviews, to encourage hotel and vacation bookings; and

  •
  continuing to develop new functionality on our websites to make it easier and more appealing for customers to book hotels and dynamic vacation packages.

        Grow our business internationally.    We believe that there are substantial growth opportunities in regions outside of the U.S. for our international brands. We believe that strong international growth in the online travel industry, combined with the geographic diversity of our brand portfolio, will enable us to continue to increase net revenue generated from our international brands. Our new global technology platform will further enhance our ability to drive this growth.

        Improve our operational efficiency through investment in our global technology platform.    We believe our global technology platform will drive operational efficiencies. Our new platform will provide a single technology infrastructure capable of supporting our brand portfolio as well as our white label partnerships.

        In July 2007, we launched the global technology platform for our ebookers brand in the U.K. In November 2007, we migrated our ebookers brand in Ireland onto the platform, and by late 2008, we expect to complete the migration of our remaining ebookers websites. We believe the global technology platform will:

  •
  reduce development costs and the time it takes to launch innovative new features on our websites;

  •
  increase operating efficiencies through back office automation and by centralizing certain business functions such as customer service, fulfillment and accounting;

  •
  increase the options available to our white label partners by tailoring their website experience to match their customer base and brand identity; and

  •
  offer our suppliers an efficient way to access our distribution channels via a single extranet connection.

        We have already realized benefits as a result of the U.K. migration. The platform allows us to offer a broader range of hotel inventory to customers for booking. As a result, hotel inventory on the ebookers U.K. website has tripled to over 85,000 hotels globally. We expect to see further improvements in hotel inventory as we obtain the ability to book additional inventory through our global hotel supply team. We have made significant improvements in the hotel and dynamic packaging booking path, which has resulted in improved conversion rates. We have also experienced operational efficiencies and eliminated many of the manual processes required under the old platform. We expect these improvements, combined with the anticipated centralization of certain business functions, to lower our operating costs at ebookers over time.

Company Website and Public Filings

        We maintain a corporate website at http://corp.orbitz.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K. Our filings with the Securities and Exchange Commission ("SEC") are provided to the public on our Investor Relations website, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Other information regarding our corporate governance, such as our code of conduct, governance guidelines and charters for our board committees, is also available on our Investor Relations website (http://www.orbitz-ir.com). In addition, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at http://www.sec.gov.

Item 1A.    Risk Factors.

Our revenue is derived from the travel industry and a prolonged substantial decrease in travel volume, particularly air travel, as well as other industry trends, could adversely affect us.

        Our revenue is derived from the worldwide travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel volume, and is therefore significantly impacted by declines in or disruptions to travel in the U.S., Europe and the Asia Pacific region, which are our key regions, due to factors entirely outside of our control. These factors include:

  •
  global security issues, political instability, acts or threats of terrorism, hostilities or war and other political issues that could adversely affect travel volume in our key regions;

  •
  epidemics or pandemics, such as the avian flu and SARS;

  •
  natural disasters, such as hurricanes and earthquakes;

  •
  general economic conditions, particularly to the extent that adverse economic conditions cause a decline in travel volume;

  •
  the financial condition of travel suppliers, including the airline and hotel industry, and the impact of their financial condition on the cost and availability of air travel and hotel rooms;

  •
  changes to regulations governing the airline and travel industry;

  •
  fuel price escalation;

  •
  work stoppages or labor unrest at any of the major airlines or airports;

  •
  increased airport security that could reduce the convenience of air travel;

  •
  travelers' perceptions of the occurrence of travel related accidents or the scope, severity and timing of the other factors described above; and

  •
  changes in occupancy and room rates achieved by hotels.

        If there is a prolonged substantial decrease in travel volumes, particularly air travel, for these or any other reasons, it would have an adverse impact on our business, financial condition and results of operations.

We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.

        We believe that satisfying our customers and maintaining and expanding our brands, including Orbitz, CheapTickets, ebookers, Orbitz for Business, HotelClub, RatesToGo and the Away Network, are important aspects of our efforts to attract and expand our customer and advertiser base. As our competitors spend increasingly more on marketing and advertising, we are required to spend more in order to maintain and enhance our brand recognition. In addition, we have spent considerable money and resources to date on the establishment and maintenance of our brands, and we will continue to spend money on, and devote resources to, advertising and marketing, as well as other brand building efforts, to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon third-party systems and service providers, and any disruption or adverse change in their businesses could have a material adverse effect on our business.

        We currently rely on certain third-party computer systems, service providers and software companies, including the electronic central reservation systems and GDSs of the airline, hotel and car rental industries. In particular, our businesses rely on third parties to:

  •
  conduct searches for airfares;

  •
  process hotel room transactions;

  •
  process credit card payments; and

  •
  provide computer infrastructure critical to our business.

        In addition, we rely on a group of business process outsourcing companies based in India to provide us with call center and telesales services, back office administrative services such as ticketing fulfillment, hotel rate loading and quality control, loyalty program support and information technology services, as well as financial services such as accounts payable processing and bank reconciliations. Any interruption in these third-party services could have a material adverse effect on us.

        Further, we currently utilize GDSs, including Worldspan, Galileo and Amadeus International, to process a significant portion of our travel bookings, and any interruption or deterioration in our GDS partners' products or services could prevent us from searching and booking airline and car rental reservations, which would have a material adverse effect on our business.

        Our success is dependent on our ability to maintain relationships with our technology partners. In the event our arrangements with any of these third parties are impaired or terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms, which could result in significant additional costs or disruptions to our business. In addition, some of our agreements with third-party service providers can be terminated by those parties on short notice and, in many cases, provide no recourse for service interruptions. A termination of these services could have a material adverse effect on our business, financial condition and results of operations.

We depend on our supplier relationships and adverse changes in these relationships or our inability to enter into new relationships could negatively affect our access to travel offerings and reduce our revenue.

        In addition to airlines, we rely significantly on our relationships with hotel and other travel suppliers. Adverse changes in any of these relationships, or the inability to enter into new relationships, could negatively impact the availability and competitiveness of travel products offered on our websites. Our arrangements with travel suppliers may not remain in effect on current or similar terms, and the net impact of future pricing options may adversely impact our revenue. In addition, travel suppliers are increasingly focused on driving online demand to their own websites. Travel suppliers typically do not charge a service fee for booking products on their own websites, and as a result, their travel offerings may be more attractive to consumers.

        We are in continuous dialogue with our major hotel suppliers about the nature and extent of their participation in our various distribution channels. The significant reduction by any of our major suppliers in their business with our companies for a sustained period of time or their complete withdrawal of doing business with us could have a material adverse effect on our business, financial condition and results of operations.

        In addition, we currently depend on one of Travelport's businesses, Gulliver's Travel Associates, or GTA, for access to hotel inventory in certain international regions while we work to establish our own direct relationships with hotel suppliers in these regions. If we are unable to successfully establish direct relationships with hotel suppliers or to replace the hotel inventory available through GTA in a timely manner or on comparable terms, we may not be able to operate our business effectively, and our financial performance may suffer.

        Our arrangements with the airlines generally do not require the airlines to provide any specific quantity of airline tickets or to make tickets available for any particular route or at any particular price. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, financial condition and results of operations. Moreover, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue. Some low-cost carriers, such as Southwest Airlines, have not historically distributed their tickets through us or other third-party intermediaries.

The travel industry is highly competitive, and we are subject to risks relating to competition that may adversely affect our performance, including adjustments to customer processing fees.

        Our businesses, which consist primarily of our travel websites, operate in the highly competitive travel industry. Our continued success depends, in large part, upon our ability to compete effectively against numerous competitors, some of which have significantly greater financial, marketing, personnel and other resources than we have. If we cannot compete effectively against our competitors, we may lose customers or be unable to acquire new customers, which would adversely affect our financial performance.

        Factors affecting the competitive success of our businesses include price, the availability of travel inventory, brand recognition, customer service, ease of use, fees charged to travelers, accessibility and reliability. We compete with online travel companies such as expedia.com, hotels.com and hotwire.com, which are owned by Expedia, Inc.; travelocity.com and lastminute.com, which are owned by Sabre Holdings Corporation; and priceline.com and bookings.com, which are owned by priceline.com Incorporated; and smaller regional operators.

        We also face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Google, AOL and Yahoo!, the latter two of which partner with Travelocity to offer travel products and services directly to consumers. We also may compete with metasearch companies such as Kayak.com, Sidestep, Inc. and Yahoo! Farechase, which are companies that utilize their search technology to aggregate travel search results across supplier, online travel and other websites. We also compete directly with suppliers, such as airlines, hotel and car rental companies who distribute their products through their own websites. Suppliers who sell on their own websites typically do not charge a processing fee and, in some instances, offer advantages such as bonus miles or loyalty points as an incentive to use their websites, which could make their offerings more attractive to consumers than offerings through third-party distributors like us. Although some of our primary competitors also charge customer processing fees, we believe we are more dependent on these fees and we would be negatively impacted if competitive dynamics caused us to reduce or eliminate these fees. In the offline travel company category, our competitors include Liberty Travel Inc. and American Express Travel Related Services Company, Inc. Increased competition from these and other sources could have a material adverse effect on our business, financial condition and results of operations.

        Some of our competitors may be able to secure services and products from travel suppliers on more favorable terms. In addition, the introduction of new technologies and the expansion of existing technologies may increase competitive pressures. Increased competition may result in reduced operating margins, as well as loss of industry share and brand recognition. We may not be able to compete successfully against current and future competitors, which would have a material adverse effect on our business, financial condition and results of operations.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

        We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservations, communications, procurement and administrative systems. Certain of our businesses also utilize third-party fare search solutions and GDSs or other technologies. As our operations grow in both size and scope, we must continuously improve and upgrade our systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving industry standards while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings and the changing demands of the marketplace. In particular, expanding our systems and infrastructure to meet any projected future increases in business volume will require us to commit substantial financial, operational and technical resources before those increases materialize, with no assurance that they actually will. Furthermore, our use of this technology could be challenged by claims that we have infringed upon the patents, copyrights or other intellectual property rights of others.

        In addition, we may not be able to maintain our existing systems, obtain new technologies and systems, or replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may fail to achieve the benefits anticipated or required from any new technology or system, or we may be unable to devote financial resources to new technologies and systems in the future. If any of these events occur, our business could suffer.

System interruptions and the lack of redundancy may cause us to lose customers or business opportunities.

        Our inability to maintain and improve our information technology systems and infrastructure may result in system interruptions. For example, the ebookers websites that have not yet migrated to our new global technology platform operate on systems that are less reliable than our U.S. systems and, as a result, are more likely to suffer from service slowdowns or outages. System interruptions and slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity may prevent us from efficiently providing services to our customers, which could result in our losing customers and revenue or incurring liabilities. In addition to the risks from inadequate maintenance or upgrading, our information technologies and systems are vulnerable to damage or interruption from various causes, including:

  •
  natural disasters, war and acts of terrorism;

  •
  power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events;

  •
  computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security; and

  •
  the failure of third-party systems or services that we rely upon to maintain our own operations.

        We do not have backup systems for certain critical aspects of our operations. Many other systems are not fully redundant, and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption in our technologies or systems could significantly curtail our ability to conduct our businesses and generate revenue.

We may not protect our intellectual property effectively, which would allow competitors to duplicate our products and services. This could make it more difficult for us to compete with them.

        Our success and ability to compete depend, in part, upon our technology and other intellectual property, including our brands. Among our significant assets are our software and other proprietary information and intellectual property rights. We rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. However, we have a limited number of patents, and our software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some jurisdictions provide less protection for our proprietary rights than the laws of the U.S. We have granted Travelport an exclusive license to our supplier link technology, including our patents related to that technology. Under the exclusive license, Travelport has the first right to enforce those patents, and so we will only be able to bring actions to enforce those patents if Travelport declines to do so. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations, and the legal remedies available to us may not adequately compensate us for the damages caused by unauthorized use.

        Further, intellectual property challenges have been increasingly brought against members of the travel industry. These legal actions have in the past and might in the future result in substantial costs and diversion of resources and management attention. In addition, we may need to take legal action in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, and these enforcement actions could result in the invalidation or other impairment of intellectual property rights we assert.

We carry significant goodwill and indefinite-lived intangible assets on our consolidated balance sheet, and if a future impairment were to occur based on a decline in our stock price or otherwise, we may be required to record a significant charge against earnings.

        As of December 31, 2007, we had goodwill and indefinite-lived intangible assets of $1,494 million, which represented approximately 78% of our total consolidated assets. Under generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets may be impaired include a protracted decline in stock price and market capitalization, lower than projected operating results and cash flows and slower growth rates in our industry. We may be required to record a significant charge to earnings during the period in which any impairment of our goodwill or other intangible assets is determined, which could adversely impact our results of operations.

We have granted Travelport perpetual licenses to use certain of our intellectual property, which could facilitate Travelport's ability to compete with us.

        At the time of our initial public offering, we entered into a master license agreement with Travelport which governs each of our and Travelport's rights to use certain of the other's intellectual property. The master license agreement permits Travelport and its affiliates to use and, in some cases, to sublicense to third parties certain of our intellectual property, including:

  •
  our supplier link technology;

  •
  portions of ebookers' booking, search and dynamic packaging technologies;

  •
  certain of our products and online booking tools for corporate travel;

  •
  portions of our white label dynamic packaging technology; and

  •
  our extranet supplier connectivity function currently being developed as part of our global technology platform.

Travelport and its affiliates may use these technologies as part of, or in support of, their own products or services, including in some cases to directly compete with us.

        The master license agreement permits Travelport to sublicense our intellectual property (other than our supplier link technology) to a party that is not an affiliate of Travelport, except that Travelport may not sublicense our intellectual property to a third party for a use that competes with our business, unless Travelport incorporates or uses our intellectual property with Travelport products or services to enhance or improve Travelport products or services (other than to provide our intellectual property to third parties on a stand-alone basis). Travelport and its affiliates are permitted to use our intellectual property to provide their own products and services to third parties that compete with us. With respect to our supplier link technology, Travelport has an unrestricted license. These Travelport rights could facilitate Travelport's, its affiliates' and third parties' ability to compete with us, which could have a material adverse effect on our business, financial condition and results of operation.

We are dependent on Travelport for our GDS services. If Travelport becomes unwilling or unable to provide these services to us, our business would be materially and adversely affected.

        To varying extents, suppliers use GDSs to connect their inventory of products and services with travel companies, who in turn make these products and services available to travelers for booking. Certain of our businesses utilize Galileo and Worldspan, which are subsidiaries of Travelport, for GDS services. As a result, Travelport GDSs provide a significant portion of our GDS services. Our contractual obligations to Travelport for GDS services may limit our ability to pursue alternative GDS options or direct connections to travel suppliers during the term of the GDS agreement with Travelport, which will expire on December 31, 2014. If Travelport became unwilling or was unable to provide these services to us, we may not be able to obtain alternative providers on a commercially reasonable basis, in a timely manner or at all, and our business would be materially and adversely affected.

Our business could be negatively impacted by our inability to effectively launch our new global technology platform.

        Our ability to achieve cost savings and economies of scale through migration of our various businesses to our new global technology platform is important to our future success and growth. Any failure or delay in the migration of our various websites to the platform, or the realization of less than the anticipated cost savings, could have a material adverse effect on our business and financial performance.

Our business and financial performance could be negatively impacted by adverse tax events.

        New sales, use, occupancy or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely affect our domestic and international business operations and our business and financial performance.

        Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fines and/or penalties and interest for past amounts deemed to be due. In addition, our revenue may decline because we have to charge more for our products and services.

        Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our compliance, operating and other costs, as well as the costs of our products or services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

        We and others in the online travel industry are currently subject to various lawsuits related to hotel occupancy tax in numerous jurisdictions in the U.S. Other jurisdictions may be considering similar lawsuits. An adverse ruling in the existing hotel occupancy tax cases could require us to pay tax retroactively and prospectively, and possibly penalties, interest or fines. The proliferation of new hotel occupancy tax cases could result in substantial additional defense costs. These events could also adversely impact our business and financial performance.

We are involved in various legal proceedings and may experience unfavorable outcomes, which could harm us.

        We are involved in various legal proceedings, including, but not limited to, actions relating to intellectual property, in particular patent claims against us, tax matters, employment law and other negligence, breach of contract and fraud claims, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions may be both time consuming and expensive. If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We have identified material weaknesses in our internal controls over financial reporting that, if not corrected, could result in material misstatements in our financial statements.

        We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002 and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with the audit of our financial statements for the year ended December 31, 2007, our auditors and we have identified certain matters involving our internal control over financial reporting that constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (United States) ("PCAOB").

        The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when:

  •
  a control necessary to meet the control objective is missing; or

  •
  an existing control is not properly designed such that, even if the control operates as designed, the control objective is not always met.

        A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or qualifications to perform the control effectively.

        The material weaknesses identified result from inadequate external reporting, technical accounting and tax staff, inadequate integrated financial systems and financial reporting and closing processes and inadequate written policies and procedures. Specifically, the following items were identified:

  •
  insufficient complement of external reporting, technical accounting or tax staff commensurate to support stand-alone external financial reporting under public company or SEC requirements;

  •
  lack of a fully integrated financial consolidation and reporting system, and as a result, extensive manual analysis, reconciliation and adjustments are required in order to produce financial statements for external reporting purposes;

  •
  insufficient review of account reconciliations to ensure that all unreconciled items are identified and resolved in a timely manner; and

  •
  incomplete evaluation and documentation of the policies and procedures to be used for external financial reporting, accounting and income tax purposes.

        We are in the process of developing and implementing a remediation plan to address the deficiencies in the areas of personnel, tax, treasury, policies and procedures and controls. However, additional measures may be necessary, and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Our business could be negatively affected by changes in search engine algorithms and search engine relationships.

        We utilize Internet search engines, principally through the purchase of travel-related keywords and inclusion in metasearch results, to generate traffic to our websites. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the placement of links to our websites could be negatively affected. In a similar way, a significant amount of our business is directed to our own websites through our relationships with search engines, including metasearch companies, and through our participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, it could have a material adverse effect on our business, financial condition or results of operations. Some of our search engine relationships, including relationships with metasearch companies, include preferential terms. These relationships may not continue on favorable terms, or at all.

We are exposed to risks associated with online commerce security and credit card fraud.

        The secure transmission of confidential information over the Internet is essential in maintaining customer and supplier confidence in our services. Substantial or ongoing security breaches, whether instigated internally or externally on our system or other Internet-based systems, could significantly harm our business. We currently require customers to guarantee their transactions with their credit cards online. We rely on licensed encryption and authentication technology to effect secure transmission of confidential customer information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology that we use to protect customer transaction data.

        We incur substantial expense to protect against and remedy security breaches and their consequences. However, our security measures may not prevent security breaches. We may be unsuccessful in implementing our remediation plan to address these potential exposures. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal proprietary information or cause significant interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the demand for our products and services.

        Moreover, public perception concerning security and privacy on the Internet could adversely affect customers' willingness to use our websites. A publicized breach of security, even if it only affects other companies conducting business over the Internet, could inhibit the growth of the Internet and, therefore, our services as a means of conducting commercial transactions.

Travelport's controlling holders control us and may have strategic interests that differ from ours or our public shareholders.

        Travelport and investment funds that own and/or control Travelport's ultimate parent company currently own approximately 58% of our outstanding common stock. As a result of this ownership, Travelport's controlling holders are entitled to elect all or substantially all of our directors, to appoint new management and to determine the outcome of actions requiring the approval of our stockholders, including adopting most amendments to our certificate of incorporation and approving or rejecting proposed mergers or sales of all or substantially all of our assets. Through their control of the ultimate parent of Travelport, Travelport's controlling holders indirectly control us and all of our subsidiaries.

        The interests of Travelport's controlling holders may differ from those of our public shareholders in material respects. For example, Travelport's controlling holders and their affiliates are in the business of making investments in companies. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or our suppliers or customers of ours. In addition, Travelport's controlling holders, either through Travelport, one of its subsidiaries or other unrelated entities, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Travelport's controlling holders continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, Travelport's controlling holders will continue to be able to strongly influence or effectively control our decisions. The interests of these holders may differ from our public shareholders' interests in material respects.

Our certificate of incorporation and separation agreement with Travelport limit our ability to engage in many transactions without the consent of Travelport.

        Our certificate of incorporation and separation agreement with Travelport provide Travelport with a greater degree of control and influence in the operation of our business and the management of our affairs than is typically available to stockholders of a publicly-traded company. Certain of these controls relate to our status as a restricted subsidiary under Travelport's indentures because, as a restricted subsidiary, our actions can cause a breach of the covenants under Travelport's indentures. Also, the agreements governing the indebtedness of Travelport restrict Travelport's ability to, among other things, permit us to incur indebtedness and restrict our ability to apply the proceeds of any equity offering. Until Travelport ceases to beneficially own shares entitled to 33% or more of the votes entitled to be cast by the holders of our then outstanding common stock, the prior consent of Travelport is required for:

  •
  any consolidation or merger of us or any of our subsidiaries with any person, other than a subsidiary;

  •
  any sale, lease, exchange or other disposition or any acquisition or investment, other than certain permitted investments, by us, other than transactions between us and our subsidiaries, or any series of related dispositions or acquisitions, except for those for which we give Travelport at least 15 days prior written notice and which involve consideration not in excess of $15 million in fair market value, except (1) any disposition of cash equivalents or investment grade securities or obsolete or worn out equipment and (2) the lease, assignment or sublease of any real or personal property, in each case, in the ordinary course of business;

  •
  any change in our authorized capital stock or our creation of any class or series of capital stock;

  •
  the issuance or sale by us or one of our subsidiaries of any equity securities or equity derivative securities or the adoption of any equity incentive plan, except for (1) the issuance of equity securities by us or one of our subsidiaries to Travelport or to another restricted subsidiary of Travelport and (2) the issuance by us of equity securities under our equity incentive plans in an amount not to exceed $15 million per year in fair market value annually;

  •
  the amendment of various provisions of our certificate of incorporation and bylaws;

  •
  the declaration of dividends on any class of our capital stock;

  •
  the authorization of any series of preferred stock;

  •
  the creation, incurrence, assumption or guaranty by us or any of our subsidiaries of any indebtedness, except for (1) up to $675 million of indebtedness at any one time outstanding under our credit agreement and (2) up to $25 million of other indebtedness so long as we give Travelport at least 15 days prior written notice of the incurrence thereof;

  •
  the creation, existence or effectiveness of any consensual encumbrance or consensual restriction by us or any of our subsidiaries on (1) payment of dividends or other distributions, (2) payment of indebtedness, (3) the making of loans or advances and (4) the sale, lease or transfer of any properties or assets, in each case, to Travelport or any of its restricted subsidiaries;

  •
  any change in the number of directors on our board of directors, the establishment of any committee of the board, the determination of the members of the board or any committee of the board, and the filling of newly created memberships and vacancies on the board or any committee of the board; and

  •
  any transactions with affiliates of Travelport involving aggregate payments or consideration in excess of $10 million, except (1) transactions between or among Travelport or any of its restricted subsidiaries, including us; (2) the payment of reasonable and customary fees paid to, and indemnities provided for the benefit of, officers, directors, employees or consultants of Travelport, any of its direct or indirect parent companies or any of its restricted subsidiaries, including us; (3) any agreement as in effect on the date of the consummation of this offering; and (4) investments by The Blackstone Group and certain of its affiliates in our or our subsidiaries' securities so long as (i) the investment is being offered generally to other investors on the same or more favorable terms and (ii) the investment constitutes less than 5% of the proposed or outstanding issue amount of such class of securities.

        These restrictions could prevent us from pursuing transactions or relationships that would otherwise be in the best interests of our stockholders. These restrictions could also limit stockholder value by preventing a change of control that you might consider favorable.

We have a significant amount of indebtedness.

        As of December 31, 2007, we had approximately $600 million of outstanding debt under our senior secured credit agreement. Our substantial level of indebtedness could have important consequences to us, including the following:

  •
  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

  •
  we are required to use a substantial portion of our cash flow from operations to make debt service payments on our senior secured credit agreement, which reduces the funds available to us for other purposes such as potential acquisitions and capital expenditures;

  •
  we are exposed to fluctuations in interest rates on approximately 50% of the debt outstanding under our senior secured credit agreement;

  •
  we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

  •
  we may be more vulnerable to general economic downturns and adverse developments in our business.

If we incur additional indebtedness, it could make it more difficult for us to satisfy our payment obligations and could increase the severity of these risks.

We rely on Travelport to issue letters of credit on our behalf under its credit facility.

        As of December 31, 2007, approximately $74 million of letters of credit were issued by Travelport on our behalf under its credit facility. Under the terms of the separation agreement entered into at the time of the IPO, Travelport is currently not required to issue new, or renew existing, letters of credit on our behalf. Although we expect to enter into an amendment to the separation agreement to extend Travelport's obligation to issue letters of credit on our behalf, this obligation is expected to be subject to certain conditions, including a $75 million cap on the aggregate amount of letters of credit that Travelport would be required to issue on our behalf at any given point in time. If we do not have a separate letter of credit facility in place if or when Travelport is not obligated to issue letters of credit on our behalf, we would be required to issue letters of credit under our $85 million revolving credit facility, which could significantly reduce our borrowing capacity under the terms of our revolving credit facility. If letters of credit were issued under our revolving credit facility, our ability to borrow amounts to fund our working capital and other needs may be severely limited.

We are a restricted subsidiary under the indentures governing some of Travelport's indebtedness, which may limit Travelport's ability to permit us to take certain actions.

        While we are not a party to Travelport's bond indentures, we are a restricted subsidiary of Travelport under those indentures which may limit Travelport's ability to allow us to take certain actions. Among these restrictions are limitations on Travelport's ability to permit us to incur additional indebtedness, issue preferred stock, sell assets (including our stock) and enter into certain types of agreements, such as credit facilities, if such agreements limit our ability to pay dividends.

We have a history of net operating losses and may incur losses in the future.

        Our net operating losses were $410 million and $118 million for the years ended December 31, 2005 and the combined twelve months ended December 31, 2006, respectively. For the year ended December 31, 2007, we had net operating income of $42 million; however, we may not be able to maintain such profitability in future periods, particularly since we will continue to incur significant sales and marketing expenses as we execute on our plan to expand our business.

If our uncertain tax positions are resolved for amounts different than our estimates, we will be required to adjust the related assets and liabilities which may have a material impact on our provision for income taxes and results of operations.

        As of December 31, 2007, we recorded estimated liabilities of $2 million for uncertain income tax positions under Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). In the future, the liabilities we recognize for uncertain tax positions will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the relevant taxing authorities, the related statutes of limitations expire or under other circumstances as provided in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related liabilities in the period in which such events occur. These adjustments may have a material impact on our provision for income taxes and our results of operations.

We depend on the airline industry and may be adversely affected by changes in the airline industry or in the financial condition of one or more of the major airlines.

        We depend on a relatively small number of airlines for a significant portion of our net revenue. As a result of this dependence, our business and results of operations could be adversely affected if the financial condition of one or more of the major airlines were to deteriorate. For example, in the past several years, several major U.S. airlines have either filed for bankruptcy protection under the United States Bankruptcy Code, recently exited bankruptcy or discussed publicly the risks of bankruptcy. In addition, there have been widespread reports about merger discussions among the certain of the major U.S airlines, in which case one or more of our charter associate agreements with the airlines could be affected by such a merger. In the event of a merger of an airline that is party to a charter associate agreement with us, there can be no assurance that we would be able to continue to operate under the terms of that agreement, as the surviving airline could elect to operate under the terms of its charter associate agreement (if one exists) if it had more favorable terms or otherwise could attempt to renegotiate the terms of that agreement.

Government regulation could impose taxes or other burdens on us, which could increase our costs or decrease demand for our products.

        We rely upon generally available interpretations of tax laws and regulations in the states, countries and locales in which we operate and for which we provide travel inventory. We cannot be sure that these interpretations are accurate or that the responsible taxing authority is in agreement with our views. The imposition of additional taxes could cause us to have to pay taxes that we currently do not collect or pay or increase the costs of our products or services to track and collect such taxes, which would increase our costs of operations.

Our businesses are highly regulated, and any failure to comply with such regulations or any changes in such regulations could adversely affect us.

        We operate in a highly regulated industry both in the U.S. and internationally. Our business, financial condition and results of operations could be adversely affected by unfavorable changes in or the enactment of new laws, rules and regulations applicable to us, which could decrease demand for our products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, these regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations. In addition, the various regulatory regimes to which we are subject may conflict so that compliance with the regulatory requirements in one jurisdiction may create regulatory issues in another.

        Our business is subject to laws and regulations relating to our revenue generating and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel services are subject to regulation and laws governing the offer of travel products and services, including laws requiring us to register as a "seller of travel" in various jurisdictions and to comply with certain disclosure requirements. As an OTC that offers customers the ability to book air transportation products in the U.S., we are also subject to regulation by the Department of Transportation, which has authority to enforce economic regulations and may assess civil penalties or challenge our operating authority.

        Our failure to comply with these laws and regulations may subject us to fines, penalties and potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our businesses and may have a material adverse effect on our operations.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views of personal privacy rights or security breaches.

        In the processing of our traveler transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy and security of personal information, including credit card information, that is collected, processed and transmitted in or from the governing jurisdiction.

        We could be adversely affected if domestic or international legislation or regulations are expanded to require changes in our business practices, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, in the aftermath of the terrorist attacks of September 11, 2001 in the U.S., government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration's Computer Assisted Passenger Prescreening System, known as CAPPS II. These initiatives may result in conflicting legal requirements with respect to data handling.

        Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. These and other privacy concerns, including security breaches, could adversely impact our business, financial condition and results of operations.

Our international operations are subject to additional risks not encountered when doing business in the U.S., and our exposure to these risks will increase as we expand our international operations.

        Our international operations involve risks that may not exist when doing business in the U.S. With employees in approximately 20 countries outside the U.S., we generated 21% of our net revenue for the year ended December 31, 2007 from our international operations. In order to achieve widespread acceptance in each country we enter, we must tailor our services to the unique customs and cultures of that country. Learning the customs and cultures of various countries, particularly with respect to travel patterns and practices, is a difficult task and our failure to do so could slow our growth in international markets.

        In addition, we are subject to certain risks as a result of having international operations and from having operations in multiple countries generally, including:

  •
  delays in the development of the Internet as a broadcast, advertising and commerce medium in overseas markets;

  •
  difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management systems infrastructure in various countries;

  •
  differences and unexpected changes in regulatory requirements and exposure to local economic conditions;

  •
  increased risk of piracy and limits on our ability to enforce our intellectual property rights;

  •
  preference of local populations for local providers;

  •
  restrictions on the withdrawal of non-U.S. investment and earnings, including potentially substantial tax liabilities if we repatriate any of the cash generated by our international operations back to the U.S.;

  •
  diminished ability to legally enforce our contractual rights; and

  •
  currency exchange rate fluctuations.

        Further, our international operations require us to comply with a number of U.S. and international regulations. For example, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

Third parties may claim that we have infringed on their intellectual property rights, which could expose us to substantial damages and restrict our operations.

        We have faced, are facing and in the future could face claims that we have infringed the patents, copyrights, trademarks or other intellectual property rights of others. In addition, we may be required to indemnify travel suppliers for claims made against them. Any claims against us or them could require us to spend significant time and money in litigation or pay damages. These claims could also delay or prohibit the use of existing, or the release of new, products, services or processes, and the development of new intellectual property. We could be required to obtain licenses to the intellectual property that is the subject of the infringement claims, and resolution of these matters may not be available on acceptable terms or at all. Intellectual property claims against us could have a material adverse effect on our business, financial condition and results of operations, and these claims may result in a loss of intellectual property protections that relate to certain parts of our business.

Our ability to attract, train and retain executives and other qualified employees is crucial to our results of operations and future growth.

        We depend substantially on the continued services and performance of our key executives, senior management and skilled personnel, particularly our professionals with experience in our business and operations, including our information technology and systems. Any of these individuals may chose to terminate their employment with us at any time. The specialized skills we require are difficult and time-consuming to acquire and, as a result, these skills are in short supply. We expect that this shortage will continue. A lengthy period of time is required to hire and train replacement personnel when skilled personnel depart the Company. Our inability to hire, train and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations. Even if we are able to maintain our employee base, the resources needed to attract and retain such employees may adversely affect our profits, growth and operating margins.

Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may adversely impact our results of operations.

        While most of our revenue is denominated in U.S. dollars, a portion of our costs and revenue is or will be denominated in other currencies, such as the pound sterling, the Euro and the Australian dollar. As a result, we face exposure to adverse movements in currency exchange rates. The results of our operations are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses, and net income or loss. Similarly, our net assets, net revenue, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

We may have exposure to additional tax liabilities as a result of our intercompany transfer pricing policies.

        With operations globally, we are subject to income taxes in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and related tax liabilities. Intercompany transactions and calculations inherently result in a variety of uncertain tax positions. Our intercompany transfer pricing policies will be subject to audits by the various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.

Seasonal fluctuations in the travel industry could adversely affect us.

        Some of our businesses experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends cause our net revenue to be generally highest in the second and third calendar quarters of the year as travelers plan and book their spring and summer travel, and then flatten in the fourth and first calendar quarters of the year. Our results may also be affected by seasonal fluctuations in access to the inventory made available to us by our travel suppliers. For instance, during seasonal periods when demand is high, suppliers may impose blackouts for their inventory that prohibit us from making their inventory available for booking during such periods. As a result, we may be required to borrow cash in order to fund operations or to meet debt service obligations during seasonal slowdowns or at other times. Our inability to finance our funding needs during a seasonal slowdown or at other times could have a material adverse effect on us.

We have a limited operating history as stand-alone public company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent company and may not be a reliable indicator of our future results.

        Our historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as an independent company during the periods presented or those that we will achieve in the future, primarily as a result of the following factors:

  •
  Our businesses were previously operated by Cendant and Travelport as part of their broader corporate organizations, rather than as an independent company. Travelport or one of its affiliates historically performed various corporate functions for us, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our historical combined consolidated results reflect allocations of corporate expenses from Travelport for these and similar functions. These allocations are less than the comparable expenses we believe we would have incurred had we operated as an independent company during those periods.

  •
  When our businesses were integrated with the other businesses of Travelport, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships, as well as pursued integrated strategies with Travelport and other businesses, including the GDS and wholesale travel businesses. Although we entered into a transition services agreement and other agreements with Travelport in connection with our initial public offering, these temporary arrangements may not capture the benefits our businesses previously enjoyed as a result of being integrated with the other businesses of Travelport. The loss of these benefits could have an adverse effect on our business, financial condition and results of operations.

  •
  Previously, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, had been satisfied as part of the corporate-wide cash management policies of Travelport. Other than letters of credit issued by Travelport on our behalf, Travelport no longer provides us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Travelport, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

We may be unable to make the changes necessary to operate as an independent company on a timely or cost-effective basis.

        Travelport is contractually obligated to provide us with certain transition services under the transition services agreement or other agreements into which we entered in connection with our initial public offering. These services are provided only for a specified period of time, generally until March 31, 2008, with some exceptions. We may be unable to replace in a timely manner or on comparable terms the services or other benefits that Travelport previously provided to us that are not specified in the transition services agreement or the other agreements, or the services or benefits that are so specified upon the expiration of the periods for which they are to be provided under those agreements. Also, upon the expiration of the transition services agreement or such other agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third parties, and we expect that in some instances, we will incur higher costs to obtain such services than we incurred under the terms of the agreements with Travelport.

As a newly independent public company, we will expend additional time and resources to comply with rules and regulations governing public and listed companies, including rules related to internal controls over financial reporting, and our failure to comply with these rules may lead investors to lose confidence in our financial information.

        As a newly independent public company, under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange, we are required, and will be required, to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations will increase our legal and financial compliance costs and place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems.

        In particular, for the year ending December 31, 2008, our management will be required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our Annual Report on Form 10-K for that period. In addition, we will be required to have our independent public accounting firm attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, our investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Actual or potential conflicts of interest may develop between our management and directors as well as the management and directors of Travelport.

        Because of their former positions with Travelport or its subsidiaries, several of our executive officers retained interests in Travelport's ultimate parent company, some of which may be significant compared to their total assets. Continued ownership by our officers of these interests creates, or may create, the appearance of conflicts of interest when these officers are faced with decisions that could have different implications for Travelport than the decisions have for us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Travelport and us regarding the terms of commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if we enter into any other commercial arrangements with Travelport in the future.

        Jeff Clarke serves as Chairman of our Board of Directors, while retaining his role as President, Chief Executive Officer and Director of Travelport. The fact that Mr. Clarke holds positions with both Travelport and us could create, or appear to create, potential conflicts of interest for him when he faces decisions that may affect both Travelport and us. In addition, Mr. Paul C. Schorr IV, who is a senior managing director at The Blackstone Group, and Mr. William J.G. Griffith, who is a general partner of TCV, and who both currently serve on the board of directors of Travelport, serve on our board of directors. The fact that Mr. Schorr and Mr. Griffith hold positions with their respective entities, Travelport and us, could create, or appear to create, potential conflicts of interest when they face decisions that may affect two or more of these entities. In addition, Jill A. Greenthal, who is a senior advisor in the Private Equity Group of The Blackstone Group, currently serves on our board of directors. Affiliates of The Blackstone Group exercise control over Travelport's ultimate parent company and therefore, the fact that Ms. Greenthal holds a position with The Blackstone Group could create, or appear to create, a potential conflict of interest when she faces decisions that affect both Travelport and us.

        Further, our certificate of incorporation provides that no officer or director of Travelport who is also an officer or director of ours may be liable to us or our stockholders for a breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Travelport instead of us or does not communicate information regarding a corporate opportunity to us because the officer or director has directed the corporate opportunity to Travelport. These provisions may have the effect of exacerbating the risk of conflicts of interest between Travelport and us because the provisions effectively shield an overlapping director/executive.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2007, our primary facilities comprise approximately 253,000 square feet of leased office space globally.

        Our corporate headquarters are located in approximately 141,000 square feet of leased office space in Chicago, Illinois. We also lease approximately 17,000 square feet of additional office space for our domestic operations in various cities, including New York, Washington D.C. and San Francisco. We lease approximately 53,000 square feet of office space for ebookers in various countries, including the U.K., Finland, Germany, Sweden and Switzerland. In addition, we lease approximately 42,000 square feet of office space for HotelClub, primarily in Australia.

        We believe that our existing facilities are adequate to meet our current requirements and that additional space will be available as needed to accommodate any further expansion of our operations.

Item 3.    Legal Proceedings.

        We and our subsidiaries are parties to various legal proceedings, including contract disputes, consumer claims, tax litigation, disputes regarding the alleged infringement of third party intellectual property rights, and other claims. The costs of defense and amounts that may be recovered in certain matters may be covered by insurance. The following list identifies all litigation matters that we believe are potentially material to our financial position or results of operations, as well as other matters that may be of particular interest to our stockholders.

Consumer Class Actions

        In re Orbitz Taxes and Fees Litigation.    On May 24, 2005, a consolidated class action complaint was filed in the Circuit Court of Cook County, Illinois against Orbitz, LLC, Orbitz, Inc. and Cendant, Inc. This case purports to be a national class action brought by persons who paid a fee in connection with paying for a hotel room through the Orbitz website from March 19, 2003 to the present. The plaintiff also seeks actual damages, attorneys' fees, costs, interest and penalties on behalf of the purported class. On May 31, 2006, the Court dismissed Cendant from this case for a second time, and dismissed all of the claims except for the plaintiff's Consumer Fraud and Deceptive Business Practices Act claim. On May 30, 2007, the plaintiff filed a motion for leave to file a Third Consolidated Amended Class Action Complaint. This most recent complaint only asserts a claim under the Illinois Consumer Fraud and Deceptive Business Practices Act and names only one class representative, an Illinois resident. The plaintiff alleges that Orbitz failed to provide proper disclosures to consumers relating to fees charged by Orbitz when the consumer is booking a hotel room through the Orbitz website. Orbitz is also alleged to have misled consumers by failing to break out the exact amount of the service fee in the taxes and fees line displayed to consumers before the booking is complete. On June 26, 2007, the plaintiff filed a motion seeking an order certifying the action as a nationwide class action. On that same date, Orbitz filed a motion for summary judgment. At the close of the December 19, 2007 hearing on both motions, the Court denied the plaintiff's motion for class certification and granted summary judgment in favor of Orbitz. On January 17, 2008, the plaintiff filed its Notice of Appeal.

        Ronald Bush, et al. v. CheapTickets, Inc., et al.    On February 17, 2005, a class action complaint was filed in the Superior Court of the State of California, County of Los Angeles on behalf of all Californians who were assessed a "Taxes/Fees" charge when paying for a hotel, motel, or resort room through the defendants' websites. The complaint was brought against a number of Internet travel companies, including Trip Network, Inc. (d/b/a CheapTickets), Cendant Corporation, Orbitz, Inc., and Orbitz, LLC. The plaintiffs assert claims for violation of the California Business and Professions Code, conversion, and imposition of a constructive trust. The plaintiffs' claims are based on allegations that the defendants charged for taxes that were not legitimate in that they were not required by the taxing authorities to be collected. The plaintiffs also allege that the defendants failed to disclose this improper practice. The plaintiffs seek an order certifying the action as a class action, actual damages, punitive damages, restitution and/or disgorgement, attorneys" fees, costs, interest, and injunctive relief. On July 1, 2005, the plaintiffs filed an amended complaint asserting claims under the California Business and Professions Code and the Consumers Legal Remedies Act, breach of contract and breach of the implied covenant of good faith and fair dealing.

Litigation Relating to Hotel Occupancy Taxes

        Certain of our subsidiaries and affiliates, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. (d/b/a CheapTickets), Travelport Americas, LLC (f/k/a Cendant Travel Distribution Services Group, Inc.), and Internetwork Publishing Corp. (d/b/a Lodging.com), are parties to various cases brought by municipalities and other governmental entities involving hotel occupancy taxes and our merchant hotel business model. Some of the cases are purported class actions and most of the cases were brought simultaneously against other Internet travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions' hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys' fees, and where a class action has been claimed, an order certifying the action as a class action.

        An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

City or County Filing Litigation	Date Litigation Instituted	Court Where Litigation is Pending
City of Los Angeles*	December 30, 2004	Superior Court for the State of California, County of Los Angeles
City of Fairview Heights*	October 5, 2005	United States District Court for the Southern District of Illinois
City of Findlay, Ohio	October 25, 2005	United States District Court for the Northern District of Ohio
City of Chicago, Illinois	November 1, 2005	Circuit Court of Cook County, Illinois
City of Rome, et al.*	November 18, 2005	United States District Court for the Northern District of Georgia
Pitt County, North Carolina*	December 1, 2005	United States Court of Appeals for the Fourth Circuit
City of San Diego, California	February 9, 2006	Superior Court for the State of California, County of Los Angeles Case was coordinated with the City of Los Angeles case (above) on July 12, 2006
Orange County, Florida, et al.	March 13, 2006	Florida Fifth District Court of Appeal
City of Atlanta, Georgia	March 29, 2006	Supreme Court of Georgia
City of Charleston, South Carolina	April 26, 2006	United States District Court for the District of South Carolina
City of San Antonio, Texas, et al.*	May 8, 2006	United States District Court for the Western District of Texas
Town of Mt. Pleasant, South Carolina	May 23, 2006	United States District Court for the District of South Carolina Case was coordinated with the City of Charleston case (above) on April 26, 2007
Columbus, Georgia	June 7, 2006	Superior Court of Muscogee County, Georgia

Lake County Convention and Visitor Bureau and Marshall County, Indiana*	June 12, 2006	United States District Court for the Northern District of Indiana
Cities of Columbus and Dayton, Ohio	August 8, 2006	United States District Court for the Northern District of Ohio Case was consolidated with the City of Findlay case (above) on November 6, 2007
City of North Myrtle Beach, South Carolina	August 28, 2006	United States District Court for the District of South Carolina
Louisville/Jefferson County Metro Government*	September 21, 2006	United States District Court for the Western District of Kentucky Lexington-Fayette Urban County has moved to intervene in this case
County of Nassau, New York*	October 24, 2006	United States Court of Appeals for the Second Circuit
Wake County, North Carolina	November 3, 2006	General Court of Justice, Superior Court Division, Wake County, North Carolina
City of Branson, Missouri	December 18, 2006	Circuit Court of Greene County, Missouri
Dare County, North Carolina	January 26, 2007	General Court of Justice, Superior Court Division, Dare County, North Carolina Case was coordinated with the Wake County case (above) on April 4, 2007
Buncombe County, North Carolina	February 1, 2007	General Court of Justice, Superior Court Division, Buncombe County, North Carolina Case was coordinated with the Wake County case (above) on April 4, 2007
Horry County, South Carolina	February 2, 2007	Court of Common Pleas, Horry County, South Carolina
City of Myrtle Beach, South Carolina	February 2, 2007	Court of Common Pleas, Horry County, South Carolina
City of Fayetteville, Arkansas*	February 28, 2007	Circuit Court of Washington County, Arkansas
City of Jefferson, Missouri*	June 27, 2007	19th Judicial Circuit Court, Cole County, Missouri
City of Oakland, California	June 29, 2007	United States Court of Appeals for the Ninth Circuit
City of Gallup, New Mexico*	July 6, 2007	United States District Court for the District of New Mexico
City of Madison, Wisconsin	November 30, 2007	Dane County Circuit Court, Wisconsin
Mecklenburg County, North Carolina	January 10, 2008	General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina Case was coordinated with the Wake County case (above) on February 19, 2008
*
Indicates purported class action filed on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

        The following legal proceedings relating to hotel occupancy taxes previously reported by us were dismissed during the fourth quarter of 2007:

        In the City of Atlanta, Georgia case, on October 26, 2007, the Court of Appeals of Georgia affirmed the trial court's prior order dismissing the action. On December 10, 2007, the plaintiff filed a Petition for Certiorari in the Supreme Court of Georgia.

        In the City of Jacksonville, in and for Duval County, Florida case, on October 31, 2007, the court entered an order dismissing the action.

        The Cumberland County, North Carolina case was dismissed on November 19, 2007.

        In the City of Oakland, California case, on November 6, 2007, the court granted the defendants' motion to dismiss in its entirety and dismissed all claims with prejudice. However, the plaintiff filed its notice of appeal on December 5, 2007 and its opening brief in support was filed on February 22, 2008. The appellees-defendants' response brief is due on April 14, 2008.

        The City of Houston, Texas, et al. case was dismissed on March 13, 2008.

        We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The City of Baltimore, Maryland, City of New Orleans, Louisiana, the City of Philadelphia, Pennsylvania, the City of Madison, Wisconsin, the counties of Mecklenburg, Stanly and Brunswick, North Carolina, the counties of Miami-Dade and Broward, Florida, the cities of Alpharetta, Atlanta, Cartersville, Cedartown, College Park, Columbus, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia, the counties of Cobb, DeKalb, Fulton and Gwinnett, Georgia, the cities of Anaheim, Los Angeles and San Diego, California, the cities of Pine Bluff and North Little Rock, Arkansas, the county of Jefferson, Arkansas, state tax officials from Arizona, Florida, Wisconsin, Pennsylvania and Indiana, and a third-party on behalf of numerous municipalities and counties in Alabama, among others, have begun or attempted to pursue formal or informal audits or administrative procedures (including in one instance issuing an assessment against us, which we are protesting), or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

Litigation related to Intellectual Property

        DDR Holdings, LLC v. Hotels.com, L.P., et al.    On January 31, 2006, DDR Holdings, LLC ("DDR") filed an action in the United States District Court for the Eastern District of Texas (Marshall Division) against a number of Internet companies, including Cendant Corporation, for alleged infringement of U.S. Patents Nos. 6,629,135 (entitled "Affiliate Commerce System and Method"), and 6,993,572 (entitled "System and Method for Facilitating Internet Commerce with Outsourced Websites"), which DDR claims full right and title to. The plaintiff asserts only patent infringement claims. The plaintiff seeks unspecified damages, injunctive relief, a declaratory judgment and attorneys' fees. On April 12, 2006, the plaintiff amended its complaint to add Internetwork Publishing Corporation (d/b/a Lodging.com) as a defendant. On April 12, 2006, the plaintiff voluntarily dismissed Cendant Corporation and named Cendant Travel Distribution Services Group, Inc. as a defendant. On July 14, 2006, certain defendants filed a motion for summary judgment alleging that both patents are invalid (Cendant Travel Distribution Services Group, Inc. and Internetwork Publishing Corporation joined on July 19, 2006). On September 22, 2006, the plaintiff filed a second amended complaint adding Neat Group Corporation as a defendant and not including Cendant Travel Distribution Services Group, Inc. as a defendant. On September 26, 2006, DDR filed a request of reexamination in the United States Patent and Trademark Office, of the patents-in-suit. DDR moved to stay the lawsuit pending the outcome of any reexamination. On December 19, 2006, the court administratively closed the case pending reexamination. The court ruled that actions by defendants during the reexamination may not be used to argue willful infringement, but the court reserved judgment on whether damages are tolled. On February 2, 2007, the Patent and Trademark Office granted DDR's requests for reexamination of the two patents-in-suit.

        We intend to defend vigorously against the claims described above. We are unable to predict the outcome of these proceedings or reasonably estimate a range of possible loss that may result. If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        Steven D. Barnhart, age 46, is President and Chief Executive Officer and also serves as a director of the Company. Mr. Barnhart was named Chief Financial Officer in November of 2004, and he assumed the roles of President in October 2006 and Chief Executive Officer in 2007. Mr. Barnhart joined the Company in May 2003. Prior to joining the Company, Mr. Barnhart held various finance positions over a 13-year period with PepsiCo and its Pepsi-Cola and Frito-Lay subsidiaries. In his final role, Mr. Barnhart was Director of Finance for a division of the Pepsi Bottling Group from June 1998 to May 2003. Prior to PepsiCo, Mr. Barnhart was an economic analyst in New Jersey for the Brussels-based Polyurethanes division of ICI from August 1988 to September 1990, and worked in the commercial lending field for American National Bank in Chicago from September 1984 to September 1987. Mr. Barnhart earned an M.B.A. in finance and bachelor's degree in economics from the University of Chicago.

        Marsha C. Williams, age 56, serves as Senior Vice President, Chief Financial Officer, having served in that capacity since July 2007. From August 2002 to February 2007, Ms. Williams served as Executive Vice President and Chief Financial Officer of Equity Office Properties Trust, the nation's largest owner and operator of office buildings. From May 1998 to August 2002, Ms. Williams was the Chief Administrative Officer of Crate and Barrel. Ms. Williams served as Vice President of Amoco Corporation from December 1997 until April 1998 and Treasurer of Amoco Corporation from October 1993 until April 1998, as well as in other capacities and positions from November 1989 until October 1993. From 1988 to 1989, Ms. Williams was Vice President and Treasurer of Carson Pirie Scott & Co., and from 1973 to 1988, Ms. Williams served in various positions with First National Bank of Chicago, including Vice President and Head, Retailing Companies Division. Ms. Williams earned an M.B.A. from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Wellesley College.

        Katherine J. Andreasen, age 42, serves as Senior Vice President of Human Resources. Ms. Andreasen joined the Company in November 2004 at the time Orbitz was acquired by Cendant Corporation. Prior to her joining the Company, Ms. Andreasen had several roles at Cendant, including Corporate Senior Vice President, Intellectual Capital (Organizational Development) from April 2002 until November 2004, and as Vice President of Human Resources at Move.com from December 1999 until sold by Cendant to Homestore Inc. in March 2001. At Homestore Inc., Ms. Andreasen was Vice President of Human Resources and Corporate Administration from March 2001 until April 2002. Ms. Andreasen has also served in human resource leadership roles at NBCinternet (formerly Xoom.com) in 1999 and Technology Funding, a West Coast venture capital firm from November 1991. Ms. Andreasen holds a Bachelor of Arts degree from McGill University in Montreal, Quebec, and an M.B.A. from the Anderson School of Business, University of New Mexico, Albuquerque.

        Michael J. Nelson, age 41, serves as Senior Vice President, Chief Operating Officer. Prior to becoming Chief Operating Officer, Mr. Nelson was based in London where he was responsible for the Company's international businesses. Mr. Nelson joined the Company in 2001 and has held a variety of senior management positions in which he has had direct responsibility for supplier relations, revenue management, finance, product management and project management. Prior to joining the Company, Mr. Nelson spent 10 years in finance and marketing at Deluxe Corporation from 1998 to 2001, Diageo/Pillsbury from 1993 to 1998 and Arthur Andersen from 1989 to 1992. Mr. Nelson has an M.B.A. from the University of Minnesota and a Bachelor of Science degree in Accounting from the University of Minnesota.

        Frank A. Petito, age 40, serves as Senior Vice President of Corporate Development. Mr. Petito joined the Company in 2002. Previously, Mr. Petito was a Vice President in the mergers and acquisitions group of Hambrecht & Quist, a technology-focused investment bank in San Francisco. Mr. Petito also worked as an investment banker for Roberts Capital Markets in Buenos Aires,

Argentina, and as a financial analyst at Morgan Stanley in New York and Los Angeles. Mr. Petito earned an M.B.A. from Stanford University and a Bachelor of Arts degree from Princeton University.

        James P. Shaughnessy, age 53, serves as Senior Vice President, General Counsel, having served in that role since June 2007. Prior to joining the Company, Mr. Shaughnessy was Senior Vice President & General Counsel of Lenovo Group Ltd., which he joined in July 2005. Mr. Shaughnessy's prior experience includes service as Senior Vice President, General Counsel and Secretary of PeopleSoft, Inc. and in senior legal positions with Hewlett-Packard, Compaq and Digital Equipment Corporation. Prior to joining Digital, Mr. Shaughnessy worked with the Congloeum group of companies and was in private practice in Washington, D.C. Mr. Shaughnessy received a Bachelor of Science degree from Northern Michigan University and a J.D. and a Masters of Public Policy from the University of Michigan.

        Dean S. Sivley, age 50, serves as Senior Vice President, Chief Operating Officer—Orbitz for Business and Alliance Marketing. Mr. Sivley joined Travelport for Business (now Orbitz for Business) in August 2004. Prior to joining Travelport, Mr. Sivley served as the executive vice president, general manager at Creditek, a leading invoice-to-cash business processing outsourcing (BPO) company, from March 2002 to August 2004. His in-depth travel industry experience includes serving as CEO of Atlas Travel Technologies from November 1997 to November 1999 and VP of Marketing and CIO of Rosenbluth International from September 1995 to November 1997. He was the chief strategy officer at Neon Systems from February 2001 until October 2001 and at VerticalNet Inc from November 1999 to January 2001, where he oversaw the development of the technology infrastructure and eCommerce transaction strategy. Mr. Sivley earned a Bachelor of Science degree in Accounting and Management Information Systems from the University of Wisconsin-Parkside and an M.B.A. from Columbia University.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock trades on the NYSE under the symbol "OWW." Prior to our IPO, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock for each of the periods presented:

	High	Low
2007:
Fourth Quarter	$12.00	$7.53
Third Quarter (from July 20, 2007)	$15.00	$9.40

Holders

        As of March 10, 2008, there were approximately 90 holders of record of our common stock. Several brokerage firms, banks and other institutions ("nominees") are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of stockholders would be higher than the number of registered stockholders of record.

Dividends

        In connection with our IPO, we paid a dividend to Travelport in the amount of $109 million. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, may require the consent of Travelport and will depend on several factors, including our financial condition, results of operations, capital requirements, restrictions contained in existing and future financing instruments and other factors that our board of directors may deem relevant.

        Under Delaware law, dividends may be paid only out of surplus, which is our net assets minus our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Performance Graph

        The following graph shows the total shareholder return through December 31, 2007 of an investment of $100 in cash on July 20, 2007 for our common stock and an investment of $100 in cash on July 20, 2007 for (i) The S&P MidCap 400 Index and (ii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Orbitz Worldwide, Inc., The S&P Midcap 400 Index
And The RDG Internet Composite Index

Issuer Purchases of Equity Securities

        The following table sets forth repurchases of our common stock during the fourth quarter of 2007:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(b)	Maximum number of shares that may yet be purchased under the plans or programs(b)
October 1, 2007 to October 31, 2007	—	—	—	—
November 1, 2007 to November 31, 2007	972	$8.13	—	—
December 1, 2007 to December 31, 2007	1,294	$9.67	—	—

Total	2,266	$9.01	—	—

(a)
Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

(b)
During the fourth quarter of 2007, we did not have a publicly announced plan or program for the repurchase of our common stock.

Item 6.    Selected Financial Data.

        The following table presents selected financial data as of and for each of the five years in the period ended December 31, 2007. The statement of operations data presented for the year ended December 31, 2007, the periods August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, and for each of the years ended December 31, 2005 and 2004, and the balance sheet data for the years ended December 31, 2007, 2006 and 2005 are derived from our audited financial statements. The statement of operations data presented for the year ended December 31, 2003 and the balance sheet data for the years ended December 31, 2004 and 2003 are derived from unaudited financial statements. The unaudited information was prepared on a basis consistent with that used to prepare our audited financial statements and includes all adjustments, of normal and recurring items, that we consider necessary for a fair presentation of the financial position and results of operations for the unaudited periods. Our consolidated financial statements include the financial condition, results of operations and cash flows of HotelClub since April 2004, Orbitz since November 2004 and ebookers since February 2005.

        Prior to the IPO, we had not operated as an independent, stand-alone company. As a result, our consolidated financial statements have been carved out of the historical financial statements of Cendant for the period prior to the Blackstone Acquisition and out of the historical financial statements of Travelport for the period subsequent to the Blackstone Acquisition. In connection with the Blackstone Acquisition, the carrying values of our assets and liabilities were revised to reflect their fair values as of August 23, 2006, based upon an allocation of the overall purchase price of Travelport to the underlying net assets of the various Travelport affiliates acquired. Our selected financial data is presented below on a "Successor" basis (reflecting Travelport's ownership of us) and "Predecessor" basis (reflecting Cendant's ownership of us) and has been separated by a vertical line to identify these different bases of accounting.

        Our historical consolidated financial statements do not reflect what our financial position, results of operations and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of Cendant in the Predecessor periods and Travelport in the Successor period. The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" as well as the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA
(in millions, except share and per share data)

		Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor
				Year Ended December 31,
	Year Ended December 31, 2007 Successor
				2006(a) Combined	2005 Predecessor	2004 Predecessor	2003 Predecessor
							(unaudited)
Statements of operations data:
Net revenue	$859	$242	$510	$752	$686	$244	$154
Costs and expenses
Cost of revenue	157	38	75	113	101	43	15
Selling, general and administrative	301	112	191	303	293	131	131
Marketing	302	89	188	277	224	86	50
Depreciation and amortization	57	18	37	55	78	32	15
Impairment of goodwill and intangible assets	—	—	122	122	400	10	2

Total operating expenses	817	257	613	870	1,096	302	213

Operating income (loss)	42	(15)	(103)	(118)	(410)	(58)	(59)
Other (expense) income
Interest expense, net	(83)	(9)	(18)	(27)	(22)	(2)	—
Other income, net	—	—	1	1	2	—	—

Total other (expense)	(83)	(9)	(17)	(26)	(20)	(2)	—
Loss before income taxes
and minority interest	(41)	(24)	(120)	(144)	(430)	(60)	(59)
Provision (benefit) for income taxes	43	1	1	2	(42)	3	—
Minority interest, net of tax	1	—	—	—	—	—	—

Net loss	$(85)	$(25)	$(121)	$(146)	$(388)	$(63)	$(59)

Period from July 18, 2007 to December 31, 2007
Net loss	$(42)

Net loss per share—basic and diluted
Net loss per share	$(0.51)

Weighted average shares outstanding	81,600,478

	As of December 31,		As of December 31,
	2007 Successor	2006 Successor	2005 Predecessor	2004 Predecessor	2003 Predecessor
				(unaudited)
Balance sheet data:
Cash and cash equivalents	$25	$28	$33	$24	$2
Working capital (deficit)(b)	(301)	(283)	(259)	(204)	(51)
Total assets	1,925	2,061	2,060	1,878	302
Total long-term liabilities	765	407	269	295	221
Total shareholders' equity/invested equity	738	1,267	1,424	1,303	5

(a)
The combined results of the Successor and the Predecessor for the periods in 2006 are not necessarily comparable due to the change in basis of accounting resulting from the Blackstone Acquisition and the associated change in capital structure. The presentation of the results for the year ended December 31, 2006 on this combined basis does not comply with generally accepted accounting principles in the U.S. ("GAAP"); however, we believe that this provides useful information to assess the relative performance of our businesses in the periods presented in the financial statements on an ongoing basis. The captions included within our consolidated statements of operations that are materially impacted by the change in basis of accounting primarily include net revenue, depreciation and amortization and impairment of goodwill and intangible assets. We have disclosed the impact of the change in basis of accounting for each of these captions in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b)
Defined as current assets less current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

EXECUTIVE OVERVIEW

General

        We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products. Our brand portfolio includes Orbitz, CheapTickets, the Away Network, and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub and RatesToGo based in Sydney, Australia, which have operations globally. We provide customers with the ability to book a comprehensive set of travel products, from over 85,000 suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

        We generate revenue through multiple sources, including our retail model, merchant model, incentive payments, advertising, and white label and hosting business. Through our retail model, we earn fees and commissions from travel suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. Through our merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate as well as estimated taxes that the supplier charges for that product. Under both the retail and merchant models, we also earn revenue by charging customers a service fee for booking airline tickets and certain other travel products. In addition, we receive incentive payments for each segment of travel that is processed through a GDS.

        We generate advertising revenue through our partner marketing programs. These programs provide direct access to our customer base through a combination of display advertising, performance-based advertising and other marketing programs. Our white label and hosting businesses enable us to earn revenue by licensing our technology platform to, or hosting websites on behalf of, third-party partners.

        We continue to focus on the execution of our strategic plan, including increasing non-air revenue, growing our international brands and improving our operational efficiency through investing in global technology enhancements. We are a leader in air travel, the largest online travel segment. This leadership position has enabled us to drive growth in non-air categories, specifically hotels and dynamic vacation packages, which are vacation packages that include different combinations of travel products. These non-air categories generally have higher margins, and we believe these categories will present significant growth opportunities for us.

        We believe that there are substantial growth opportunities in regions outside of the U.S. for our international brands. We experienced growth in our international gross bookings of 24% and 16% during the years ended December 31, 2007 and 2006, respectively, excluding the impact of fluctuations in foreign exchange rates and the results of Travelbag, an offline U.K. travel business that we sold in July 2007.

        We believe our global technology platform will enhance our ability to drive growth internationally and improve our operational efficiency. Our new platform will provide a single technology infrastructure capable of supporting our brand portfolio as well as our white label partnerships. In July 2007, we launched the global technology platform for our ebookers brand in the U.K. In November 2007, we migrated our ebookers brand in Ireland onto the platform, and by late 2008, we expect to complete the migration of our remaining ebookers websites. We believe the global technology platform will:

  •
  reduce development costs and the time it takes to launch innovative new features on our websites;

  •
  increase operating efficiencies through back office automation and by centralizing certain business functions such as customer service, fulfillment and accounting;

  •
  increase the options available to our white label partners by tailoring their website experience to match their customer base and brand identity; and

  •
  offer our suppliers an efficient way to access our distribution channels via a single extranet connection.

        We have already realized benefits as a result of the U.K. migration. The platform allows us to offer a broader range of hotel inventory to customers for booking. As a result, hotel inventory on the ebookers U.K. website has tripled to over 85,000 hotels globally. We expect to see further improvements in hotel inventory as we obtain the ability to book additional inventory through our global hotel supply team. We have made significant improvements in the hotel and dynamic packaging booking path, which has resulted in improved conversion rates. We have also experienced operational efficiencies and eliminated many of the manual processes required under the old platform. We expect these improvements, combined with the anticipated centralization of certain business functions, to lower our operating costs at ebookers over time.

        As part of our strategy to grow our dynamic packaging and hotel businesses, we have significantly increased the number of hotel market managers on our global hotel supply team, particularly in Europe and Asia Pacific. With these additional resources in place, we have signed a substantial number of new direct hotel contracts, and we are beginning to realize the benefits of developing these relationships.

Industry Trends

        Growth in travel, internet usage and online travel booking continues to increase worldwide. Online travel booking rates are highest in the U.S. and continue to grow on a year-over-year basis. According to PhoCusWright, 2007 is the first year in which more than half of all travel in the U.S. was purchased online. The remainder of travel in the U.S. was booked through traditional offline channels. Suppliers, including airlines, hotels and car rental companies, have continued to focus their efforts on direct sale of their products through their own websites, further promoting the migration of customers to online booking. In the current environment, suppliers' websites are believed to be taking market share domestically from both online travel companies ("OTCs") and traditional offline travel companies.

        Although online travel booking rates continue to grow faster than the travel industry as a whole, we believe that the rate of growth of the domestic market has slowed as this market has matured. Much of the initial rapid growth experienced in the online travel industry was driven by consumers shifting from purchasing travel through traditional offline channels to purchasing travel through online channels. Accordingly, we believe that growth rates in the domestic online travel market may begin to more closely follow the growth rates of the overall travel industry.

        Internationally, the online travel industry continues to benefit from rapidly increasing Internet usage and growing acceptance of online booking. We expect international growth rates for the online travel industry to continue to significantly outpace growth rates of the overall travel industry. As a result, OTCs will increasingly generate a larger percentage of their growth from outside of the U.S. According to PhoCusWright, in 2007, approximately one third of all travel in Europe was booked online and about 15% of all travel in Asia was booked online. The hotel-only business models have had particular success in delivering high growth rates in the international markets. We believe that our international brands, including ebookers, HotelClub and RatesToGo, provide us with substantial growth opportunities outside of the U.S.

        In the U.S., the booking of air travel has become increasingly driven by price. As a result, we believe that OTCs will continue to focus on differentiating themselves from supplier websites by offering customers the ability to selectively combine travel products such as air, car, hotel and destination services into dynamic vacation packages. Dynamic packaging and other non-air categories generally have higher margins, and we foresee significant growth potential for OTCs for these types of services.

        OTCs generally charge a booking fee in connection with the booking of airline tickets and certain other travel products. We charge a service fee on many of our websites and in exchange provide our customers with a set of comparison shopping tools, access to extensive inventory and a wide range of services, including coverage from our OrbitzTLC customer care platform. Two OTCs have recently eliminated booking fees on retail airline tickets, which has created uncertainty around the sustainability of booking fees. We will continue to monitor the competitive environment and regularly evaluate our fee structure.

        OTCs make significant investments in marketing through both online and traditional offline channels. Key areas of online marketing include search engine marketing, display advertising, affiliate programs and email marketing. Online marketing costs have been rising in the U.S. over time, and competition for search-engine key words has intensified in the past year. Increasing competition from supplier websites and the growing significance of search and meta-search sites has contributed to the increase in online marketing costs. If this trend continues, these rising costs could result in lower margins or declining transaction growth rates for OTCs. We are actively pursuing tactics to optimize the results of our online marketing efforts by increasing the value from existing traffic and by acquiring additional traffic that is more targeted and cost effective. These tactics include pay-per-click optimization and search optimization efforts, loyalty programs and email marketing that targets customers with specific offers that correspond to their particular interests.

        Despite the increase in online marketing costs, the continued growth of search and meta-search sites as well as Web 2.0 features creates new opportunities for OTCs to add value to the customer experience and generate advertising revenue. Web 2.0 is a term used to describe content features such as social networks, blogs, user reviews, videos and podcasts. We believe that the ability of OTCs to incorporate Web 2.0 features on their websites can create value for customers, suppliers and third-party partners while simultaneously creating new revenue streams.

RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying consolidated financial statements and related notes. The following discussion and analysis covers periods both prior to and subsequent to the Blackstone Acquisition. The results for the year ended December 31, 2007 and for the period from August 23, 2006 through December 31, 2006 are presented on a Successor basis (reflecting Travelport's ownership of us). The financial statements for the period from January 1, 2006 through August 22, 2006 and for the year ended December 31, 2005 are presented on a Predecessor basis (reflecting Cendant's ownership of us). The discussion and analysis of historical periods prior to August 23, 2006 does not reflect the impact that the Blackstone Acquisition had on our results, including the effect of purchase accounting adjustments. Therefore, the combined results of the Successor and the Predecessor for the periods in 2006 are not necessarily comparable. The presentation of the results for the year ended December 31, 2006 on a combined basis does not comply with GAAP; however, we believe that this provides useful information to assess the relative performance of our businesses in the periods presented in the financial statements on an ongoing basis. The captions included within our statements of operations that are materially impacted by this change in basis of accounting primarily include net revenue, depreciation and amortization and impairment of goodwill and intangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," at the date of the Blackstone Acquisition, the assets and liabilities were recorded at their estimated fair values to reflect our portion of the overall Blackstone Acquisition purchase price. This resulted in an increase in the value of intangible assets and a corresponding increase in amortization expense.

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

        The table below shows our gross bookings and net revenue for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,				Year Ended December 31,
	2007 Successor	2006 Combined	$ Change	% Change	2006 Combined	2005 Predecessor	$ Change	% Change
	(in millions)				(in millions)
Gross bookings(a)
Domestic
Air	$7,111	$6,610	$501	8%	$6,610	$4,722	$1,888	40%
Non-air and other	2,282	2,138	144	7%	2,138	1,612	526	33%

Total domestic gross bookings	9,393	8,748	645	7%	8,748	6,334	2,414	38%
International
Air	853	630	223	35%	630	493	137	28%
Non-air and other	545	402	143	36%	402	390	12	3%

Total international gross bookings	1,398	1,032	366	35%	1,032	883	149	17%

Total gross bookings	$10,791	$9,780	$1,011	10%	$9,780	$7,217	$2,563	36%

Net revenue
Domestic
Air	$305	$295	$10	3%	$295	$268	$27	10%
Non-air and other	374	316	58	18%	316	274	42	15%

Total domestic net revenue	679	611	68	11%	611	542	69	13%
International
Air	70	60	10	17%	60	51	9	18%
Non-air and other	110	81	29	36%	81	93	(12)	(13)%

Total international net revenue	180	141	39	28%	141	144	(3)	(2)%

Total net revenue	$859	$752	$107	14%	$752	$686	$66	10%

(a)
Gross bookings data for all periods presented in the table above exclude Travelbag, an offline U.K. travel business, that we sold in July 2007.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

  Gross Bookings

        For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings increased $645 million, or 7%, during the year ended December 31, 2007 from the year ended December 31, 2006. Of the $645 million increase, $501 million was due to an increase in domestic air gross bookings. Higher air transactions drove this increase. Non-air and other gross bookings increased $144 million, or 7%, during the year ended December 31, 2007 from the year ended December 31, 2006. Higher gross bookings for dynamic packaging primarily drove this growth due to an increase in volume and a higher average price per transaction. Growth in gross bookings for hotels also increased due to a higher price per transaction, primarily driven by higher average daily rates ("ADRs") and a longer average length of stay.

        For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, total gross bookings increased $366 million, or 35%, during the year ended December 31, 2007 from the year ended December 31, 2006. Of this increase, $101 million, or 11 percentage points, was due to foreign currency fluctuations. The remaining $265 million increase was due in part to a $168 million increase in international air gross bookings as a result of higher transactions, which helped offset a slightly lower average price per air transaction. The remaining growth in non-air and other international gross bookings of $97 million was primarily driven by increased hotel volume at ebookers, HotelClub and RatesToGo.

        Net Revenue—See discussion of net revenue in the Results of Operations section.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

  Gross Bookings

        For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Businesses, gross bookings increased $2,414 million, or 38%, during the year ended December 31, 2006 from the year ended December 31, 2005. Of the $2,414 million increase, $1,888 million was due to an increase in domestic air gross bookings. Higher air transactions and a higher average price per transaction drove this increase in gross bookings. Non-air and other gross bookings increased $526 million, or 33%, during the year ended December 31, 2006 from the year ended December 31, 2005. Increased transaction volume for dynamic packaging and hotels primarily drove this growth.

        For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, gross bookings increased $149 million, or 17%, during the year ended December 31, 2006 from the year ended December 31, 2005. Foreign currency fluctuations reduced growth by a net of $4 million due to a reduction in air gross bookings of $6 million and an increase in non-air and other of $2 million. Excluding this impact, international gross bookings increased $153 million due to a $143 million increase in air gross bookings and a $10 million increase in non-air and other gross bookings. The ebookers acquisition occurred in February 2005 and the inclusion of a full year of its online business for the year ended December 31, 2006 contributed substantially to the increase in gross bookings. This growth was partially offset by a decrease in ebookers' offline business.

        Net Revenue—See discussion of net revenue in the Results of Operations section.

Results of Operations

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

	Year Ended December 31,
	2007 Successor	2006 Combined	$ Change	% Change
	(in millions)
Net revenue
Air	$375	$355	$20	6%
Non-air and other	484	397	87	22%

Total net revenue	859	752	107	14%
Cost and expenses
Cost of revenue	157	113	44	39%
Selling, general and administrative	301	303	(2)	(1)%
Marketing	302	277	25	9%
Depreciation and amortization	57	55	2	4%
Impairment of goodwill and intangible assets	—	122	(122)	(100)%

Total operating expenses	817	870	(53)	(6)%

Operating income (loss)	42	(118)	160	(136)%
Other (expense) income
Interest expense, net	(83)	(27)	(56)	207%
Other income, net	—	1	(1)	(100)%

Total other (expense)	(83)	(26)	(57)	219%
Loss before income taxes and minority interest	(41)	(144)	103	(72)%
Provision for income taxes	43	2	41	2050%
Minority interest, net of tax	1	—	1	100%

Net loss	$(85)	$(146)	$61	(42)%

As a percent of net revenue
Cost of revenue	18%	15%
Selling, general and administrative expenses	35%	40%

Net Revenue

        Net revenue increased $107 million, or 14%, to $859 million for the year ended December 31, 2007 from $752 million for the year ended December 31, 2006. As a result of the Blackstone Acquisition, our net revenue during the third and fourth quarters of 2006 and the year ended December 31, 2007 was reduced as a result of deferred revenue that was written off at the time of the acquisition. Accordingly, we could not record revenue that was generated before the Blackstone Acquisition but not yet recognized at the time of the acquisition. The following discussion and analysis describes the impact on the comparability of net revenue year-over-year due to our inability to record this revenue, and refers to these amounts as "purchase accounting adjustments."

        Air.    Net revenue from air bookings increased $20 million, or 6%, to $375 million for the year ended December 31, 2007 from $355 million for the year ended December 31, 2006. Of this increase, $5 million, or 1 percentage point, was due to foreign currency fluctuations. In addition, $4 million of the increase in net revenue year-over-year was due to the impact of purchase accounting adjustments which resulted in a reduction in air net revenue for the year ended December 31, 2006. The remaining increase in net revenue from air bookings, after taking into account the impact of foreign currency fluctuations and purchase accounting adjustments, was $11 million.

        An increase in domestic air volume contributed $19 million to the remaining $11 million increase in air net revenue. This increase helped offset a domestic decrease of $13 million, primarily driven by lower net revenue per air ticket. Of the $13 million decrease, $4 million resulted from a decrease in air net revenue due to a reduction in paper ticket fees as the industry continued to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets by the end of May 2008. The final contractual step-down in transaction payments that we receive from the airlines with which we have charter associate agreements occurred on June 1, 2006, and represented another $4 million of the $13 million decrease in net revenue per air ticket. The remaining domestic decrease was due primarily to lower average commissions and transactions payments on our air transactions.

        An increase in air volume contributed $15 million to the overall remaining increase in international air net revenue. This increase helped offset an international decrease of $10 million driven by lower net revenue per air ticket. The lower net revenue per air ticket primarily resulted from an increase in mix of short-haul flights, the introduction of low cost carriers on our websites in Europe and decreased compensation from suppliers. The sale of our offline U.K. travel business in July 2007 reduced the overall growth in international air net revenue due to the inclusion of seven months of net revenue from that business in 2007 as compared to a full year in 2006.

        Non-air and Other.    Net revenue from our non-air and other business increased $87 million, or 22%, to $484 million for the year ended December 31, 2007 from $397 million for the year ended December 31, 2006. Of this increase, $11 million, or 3 percentage points, was due to foreign currency fluctuations. In addition, net revenue increased $29 million year-over-year due to purchase accounting adjustments, which resulted in a reduction in our non-air and other net revenue of $6 million and $35 million for the years ended December 31, 2007 and 2006, respectively. The remaining increase in net revenue from non-air and other bookings, after taking into account the impact of foreign currency fluctuations and purchase accounting adjustments, was $47 million.

        An increase in domestic hotel and dynamic packaging net revenue of $22 million and $10 million, respectively, primarily drove the domestic increase in non-air and other net revenue of $41 million. Domestic net revenue from hotel bookings increased due to higher net revenue per transaction, primarily driven by a shift in mix from retail to merchant, higher ADRs and a longer average length of stay. An increase in transaction volume and net revenue per transaction drove the increase in net revenue from dynamic packaging. Domestic non-air and other net revenue also increased due to growth in travel insurance and revenue from our partner marketing programs, which helped offset decreases in net revenue from car rentals and cruises.

        An increase in international hotel and dynamic packaging net revenue of $10 million and $4 million, respectively, primarily drove the international increase in non-air and other net revenue of $6 million. This increase in international hotel and dynamic packaging net revenue was partially offset by decreases in net revenue from car rentals and cruises. The sale of our offline U.K. travel business in July 2007 reduced the overall growth in international non-air and other net revenue due to the inclusion of seven months of net revenue from that business in 2007 as compared to a full year in 2006.

Cost of Revenue

        Cost of revenue increased $44 million, or 39%, to $157 million for the year ended December 31, 2007 from $113 million for the year ended December 31, 2006. The increase in cost of revenue was primarily due to higher domestic and international transaction volume.

Selling, General and Administrative

        Selling, general and administrative expense decreased $2 million to $301 million for the year ended December 31, 2007 from $303 million for the year ended December 31, 2006. During the year ended December 31, 2007, we recorded a one-time exit penalty of $13 million related to an online marketing services agreement and incurred $8 million of one-time audit and consulting fees in connection with our IPO and the post-IPO transition period. These expense increases were offset by a decrease in our wages and benefits and other operating expenses in our domestic and international businesses. The sale of our offline U.K. travel business in July 2007 also contributed to the reduction in selling, general and administrative expense due to the inclusion of seven months of expense from that business in 2007 as compared to a full year of expense in 2006.

Marketing

        Marketing expense increased $25 million, or 9%, to $302 million for the year ended December 31, 2007 from $277 million for the year ended December 31, 2006. Domestically, our marketing expense increased $13 million, which was primarily driven by an increase in online marketing costs. Our online marketing costs increased largely due to the growth in transactions sourced through these online channels. Internationally, marketing expense increased due to higher online marketing costs driven primarily by the growth in transaction volume. We also experienced higher traditional marketing costs due to the launch of a new marketing campaign in September 2007 to promote our ebookers brand in the U.K.

Depreciation and Amortization

        Depreciation and amortization decreased $2 million, or 4%, to $57 million for the year ended December 31, 2007 from $55 million for the year ended December 31, 2006. The decrease in depreciation and amortization expense was primarily due to a change in the useful lives of certain assets as a result of purchase accounting applied in connection with the Blackstone Acquisition. Partially offsetting this decrease was an increase due to assets placed in service, primarily in connection with the roll out of our global technology platform in the U.K. and Ireland.

Impairment of Goodwill and Intangible Assets

        Impairment of intangible assets decreased $122 million, or 100%, to nil for the year ended December 31, 2007 from $122 million for the year ended December 31, 2006. We recorded a charge in the year ended December 31, 2006 for impairment of Predecessor goodwill and intangible assets. The impairment primarily related to a decline in ebookers' fair value relative to its carrying value. This decline was the result of ebookers' poor operating performance following its acquisition by Cendant due to various operational issues.

Interest Expense, Net

        Interest expense increased by $56 million, or 207%, to $83 million for the year ended December 31, 2007 from $27 million for the year ended December 31, 2006. The increase in interest expense during the period was primarily attributable to $43 million of interest incurred on the $860 million of intercompany notes payable to Travelport. These notes were repaid in connection with the IPO (see Note 16—Related Party Transactions of the Notes to Consolidated Financial Statements). The remaining increase was primarily due to $22 million of interest incurred on the $600 million term loan facility that we entered into in July 2007. Partially offsetting these increases in interest expense was $3 million of capitalized interest on internal software development and a decrease in imputed interest on the tax sharing liability of $4 million (see Note 2—Summary of Significant Accounting Policies and Note 8—Tax Sharing Liability of the Notes to Consolidated Financial Statements). For the

years ended December 31, 2007 and 2006, $15 million and $27 million of the total interest expense recorded was non-cash, respectively.

Provision for Income Taxes

        We recorded a tax provision of $43 million for the year ended December 31, 2007 and $2 million for the year ended December 31, 2006. The increase in our provision for income taxes was primarily due to a valuation allowance established against $30 million of foreign net operating loss carryforwards, net of tax, related to portions of our U.K.-based business (see Note 11–Income Taxes of the Notes to Consolidated Financial Statements).

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

	Year Ended December 31,
	2006 Combined	2005 Predecessor	$ Change	% Change
	(in millions)
Net revenue
Air	$355	$319	$36	11%
Non-air and other	397	367	30	8%

Total net revenue	752	686	66	10%
Cost and expenses
Cost of revenue	113	101	12	12%
Selling, general and administrative	303	293	10	3%
Marketing	277	224	53	24%
Depreciation and amortization	55	78	(23)	(29)%
Impairment of goodwill and intangible assets	122	400	(278)	(70)%

Total operating expenses	870	1,096	(226)	(21)%

Operating loss	(118)	(410)	292	(71)%
Other (expense) income
Interest expense, net	(27)	(22)	(5)	23%
Other income, net	1	2	(1)	(50)%

Total other (expense)	(26)	(20)	(6)	30%
Loss before income taxes and minority interest	(144)	(430)	286	(67)%
Provision (benefit) for income taxes	2	(42)	44	(105)%
Minority interest, net of tax	—	—	—	—

Net loss	$(146)	$(388)	$242	(62)%

As a percent of net revenue
Cost of revenue	15%	15%
Selling, general and administrative expenses	40%	43%

Net Revenue

        Net revenue increased $66 million, or 10%, to $752 million for the year ended December 31, 2006 from $686 million for the year ended December 31, 2005. As a result of the Blackstone Acquisition, our net revenue during the third and fourth quarters of 2006 was reduced, and as a result of Cendant's acquisition of Orbitz in 2004, our net revenue during 2005 was also reduced. These reductions occurred because deferred revenue was written off at the time of the acquisitions and therefore we could not record revenue that was generated previous to but not yet recognized at the time of the acquisitions. The following discussion and analysis describes the impact on the comparability of net revenue year-over-year due to our inability to record this revenue, and refers to these amounts as "purchase accounting adjustments."

        Air.    Net revenue from air bookings increased $36 million, or 11%, to $355 million for the year ended December 31, 2006 from $319 million for the year ended December 31, 2005. Of this increase, $1 million was due to foreign currency fluctuations. Purchase accounting adjustments reduced net revenue year-over-year by $4 million due to reductions in air net revenue for the year ended December 31, 2006. The remaining increase in net revenue from air bookings, after taking into account the impact of foreign currency fluctuations and purchase accounting adjustments, was $39 million.

        An increase in domestic air volume contributed $56 million to the remaining $39 million increase in air net revenue. Partially offsetting this increase in volume was a domestic decrease of $26 million due to lower net revenue per air ticket. Of the $26 million domestic decrease, $5 million resulted from a decrease in air net revenue due to a reduction in paper ticket fees as the industry continued to move towards electronic ticketing. The final contractual step-down in transaction payments that we receive from the airlines with which we have Charter Associate Agreements occurred on June 1, 2006, and represented another $8 million of the $26 million decrease in net revenue per air ticket. The remaining domestic decrease was primarily due to lower average commissions and transactions payments on our air transactions.

        International air net revenue increased by $9 million largely due to the inclusion of a full-year of ebookers activity in 2006 as compared to only ten months of activity in 2005. The ebookers acquisition occurred at the end of February 2005. Partially offsetting this increase was a change in mix from higher yielding offline transactions to lower yielding online transactions and decreased compensation from suppliers.

        Non-air and Other.    Net revenue from our non-air and other businesses increased $30 million, or 8%, to $397 million for the year ended December 31, 2006 from $367 million for the year ended December 31, 2005. Foreign currency fluctuations impacted the growth in non-air and other by almost nil. Net revenue decreased $33 million year-over-year due to purchase accounting adjustments, which resulted in a reduction to non-air and other revenue of $35 million and $2 million for the years ended December 31, 2006 and 2005, respectively. The remaining increase in non-air and other net revenue, after taking into account the impact of foreign currency fluctuations and purchase accounting adjustments, was $63 million.

        An increase in domestic dynamic packaging and hotel net revenue of $29 million and $13 million, respectively, primarily drove the domestic increase in non-air and other net revenue of $60 million. The growth in dynamic packaging resulted from increased volume driven in part by new packaging combinations on our websites. Domestic net revenue from hotel bookings increased due primarily to a shift in mix from retail to merchant and higher volume. Domestic non-air and other net revenue also increased due to growth in revenue from car rentals, travel insurance and destination services.

        The international increase in non-air and other net revenue of $3 million was primarily due to an increase in international hotel net revenue. International net revenue from hotel bookings increased primarily as a result of higher volume at ebookers due in part to the inclusion of a full-year of activity in 2006 as compared to only ten months of activity in 2005.

Cost of Revenue

        Cost of revenue increased $12 million, or 12%, to $113 million for the year ended December 31, 2006 from $101 million for the year ended December 31, 2005. Excluding the impact of the $39 million deferred revenue write-off for the year ended December 31, 2006 due to purchase accounting adjustments, cost of revenue would have been 14% of net revenue in 2006. The increase in cost of revenue was driven by our increased domestic transaction volume, primarily from dynamic packages and hotels. Partially offsetting this increase was $11 million of cost reductions due primarily to customer service and fulfillment outsourcing and off-shoring efforts.

Selling, General and Administrative

        Selling, general and administrative expense increased $10 million, or 3%, to $303 million for the year ended December 31, 2006 from $293 million for the year ended December 31, 2005. Labor-related expenses, including internal wages and outside services, increased by $27 million, primarily as a result of increased staff levels to support our growth in operations, including $9 million for the full-year impact of ebookers activity. We also incurred $5 million in additional expenses related to the development of our global technology platform. These cost increases were partially offset by a $22 million reduction in costs related to one-time integration expenses incurred in 2005 following the acquisition of Orbitz and ebookers by Cendant.

Marketing

        Marketing expense increased $53 million, or 24%, to $277 million for the year ended December 31, 2006 from $224 million for the year ended December 31, 2005. The increase in marketing expense was primarily due to higher online marketing costs, expanded advertising campaigns promoting our Orbitz brand and the full-year impact of ebookers.

Depreciation and Amortization

        Depreciation and amortization decreased $23 million, or 29%, to $55 million for the year ended December 31, 2006 from $78 million for the year ended December 31, 2005. The decrease in depreciation and amortization expense resulted from the acceleration of depreciation in 2005 related to the reduction in estimated useful lives of certain assets as a part of the integration of CheapTickets and Orbitz.

Impairment of Goodwill and Intangible Assets

        Impairment of goodwill and intangible assets declined $278 million, or 70%, to $122 million for the year ended December 31, 2006 from $400 million for the year ended December 31, 2005. These impairments primarily related to a decline in ebookers' fair value relative to its carrying value. This decline was the result of ebookers' poor operating performance following its acquisition by Cendant due to various operational issues.

Interest Expense, Net

        Interest expense increased by $5 million, or 23%, to $27 million for the year ended December 31, 2006 from $22 million for the year ended December 31, 2005. Interest expense increased primarily as a result of imputed interest on the tax sharing liability (see Note 8—Tax Sharing Liability of the Notes to Consolidated Financial Statements). For the years ended December 31, 2006 and 2005, $27 million and $22 million of the total interest expense recorded was non-cash, respectively.

Provision (benefit) for Income Taxes

        We recorded a provision for income taxes of $2 million for the year ended December 31, 2006 as compared to a benefit from income taxes of $42 million for the year ended December 31, 2005. Although we incurred a pre-tax loss for the year ended December 31, 2006, these losses were primarily from operations and the impairment of intangible assets for which we recorded no tax benefit. For the year ended December 31, 2005, our tax benefit was derived from the loss incurred, partially offset by the impairment of goodwill and intangibles as well as losses from operations for which we recorded no tax benefit.

Related Party Transactions

        For a discussion of certain relationships and related party transactions, see Note 16—Related Party Transactions of the Notes to Consolidated Financial Statements.

Seasonality

        Some of our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book travel for leisure purposes rather than for business. Gross bookings for leisure travel are generally highest in the first and second calendar quarters as customers plan and book their spring and summer vacations. However, net revenue generated under the merchant model is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first and second calendar quarters and our net revenue is typically highest in the second and third calendar quarters. Our seasonality may also be affected by fluctuations in the travel products our travel suppliers make available to us for booking, the continued growth of our international operations or a change in our product mix.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and our $85 million revolving credit facility. At December 31, 2007 and December 31, 2006, our cash and cash equivalents balances were $25 million and $28 million, respectively. We had $84 million of availability under our revolving credit facility at December 31, 2007. Prior to our IPO, our financing needs were supported by Travelport. We also require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. As of December 31, 2007, substantially all of these letters of credit were issued by Travelport on our behalf under the terms of the separation agreement entered into in connection with the IPO. At December 31, 2007 and December 31, 2006, there were $74 million and $59 million of outstanding letters of credit issued by Travelport on our behalf, respectively.

        Under our merchant model, customers generally pay us for reservations in advance, at the time of booking, and we pay our suppliers at a later date. Initially, we record these advance payments as deferred income and accrued merchant payables. We recognize net revenue when customers use the reservation and pay our suppliers once we have received a subsequent invoice. The difference in timing between the cash collected from our customers and payments to our suppliers positively impacts our working capital and operating cash flows. As long as we continue to grow our merchant business, we anticipate this will continue to have a positive impact on our operating cash flows. Conversely, if there are changes to the model which reduce the time between the receipt of cash from our customers and payments to suppliers, our working capital benefits could be reduced.

        The seasonal fluctuations in our business also affect the timing of our cash flows. As discussed above, gross bookings are generally highest in the first and second calendar quarters as customers plan and purchase their spring and summer vacations. As a result, our cash receipts are generally highest in the first and second calendar quarters, and we generally use cash during the third and fourth calendar quarters. We expect this pattern of seasonal fluctuation to continue. However, any changes in our business model could either increase or decrease the volatility in our cash flows that results from seasonality.

        As of December 31, 2007, we had a working capital deficit of $301 million as compared to a deficit of $283 million as of December 31, 2006. This deficit is primarily a result of our merchant business described above. We expect this deficit to increase over time as we continue to grow our merchant business.

        We generated positive cash flow from operations for the years ended December 31, 2005 through 2007, despite experiencing net losses. Historically, we have incurred losses due to significant non-cash expenses, primarily the impairment of goodwill and intangible assets. We utilize this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash needs. We invest cash flow from operations into our business, which historically has primarily financed the development and expansion of our global technology platform. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

        We expect annual cash flow from operations to remain positive. We intend to continue to use this cash flow to fund capital expenditures as well as other investing and financing activities, such as the repayment of debt. For the year ended December 31, 2008, we expect our capital expenditures to be between $55 million and $65 million. We anticipate that our capital expenditures will decrease as a percentage of total net revenue as our business continues to grow. We expect a positive impact on our liquidity as we continue to execute our strategic plan, including increasing growth in non-air categories and in international markets as well as realizing operating efficiencies as we migrate onto our global technology platform.

        We believe that cash flow generated from operations, cash on hand and availability under our revolving credit facility will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if we are not successful in generating sufficient cash flow from operations, we may need to raise additional funds through debt or equity offerings. In the event additional financing is required, our ability to raise third-party debt may be limited by the covenants and restrictions under our credit agreement (see "Financing Arrangements" below) and may require the consent of Travelport pursuant to the terms of our certificate of incorporation. In addition, financing may not be available to us at all or may not be available to us at favorable terms. We may raise additional funds through the issuance of equity securities, which could result in potential dilution of our stockholders' equity. However, any such issuance may require the consent of Travelport. Furthermore, if we are unable to secure an amendment to the separation agreement to obligate Travelport to continue to issue letters of credit on our behalf and we are unable to obtain a replacement facility, we would be required to issue new, or renew existing, letters of credit under our credit agreement, which would reduce available liquidity.

Cash Flows

        Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Year Ended December 31, 2007 Successor	Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor	Year Ended December 31, 2005 Predecessor
	(in millions)
Beginning cash and cash equivalents	$28	$36	$33	$24

Cash provided by (used in):
Operating activities	96	39	126	59
Investing activities	(80)	(29)	(54)	(474)
Financing activities	(24)	(7)	(70)	433
Effect of changes in exchange rates on cash and cash equivalents	5	(11)	1	(9)

Net (decrease) increase in cash and cash equivalents	(3)	(8)	3	9

Ending cash and cash equivalents	$25	$28	$36	$33

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Operating Activities

        Cash provided by operating activities consists of net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accrued merchant payables, deferred income and accounts payable.

        We generated cash flow from operations of $96 million for the year ended December 31, 2007 compared to $165 million for the year ended December 31, 2006. The decrease in operating cash flow during 2007 is largely due to $74 million of cash interest payments made during 2007 primarily related to intercompany notes payable to Travelport that were outstanding prior to the IPO and the $600 million term loan facility and $85 million revolving credit facility that we entered into concurrent with the IPO. We did not have any third-party debt outstanding during 2006. The timing of collection of accounts receivable balances as well as changes in accrued merchant payable and deferred income balances also attributed to the decrease in cash flow from operations.

Investing Activities

        Cash flow used in investing activities decreased $3 million, to $80 million for the year ended December 31, 2007 from $83 million for the year ended December 31, 2006. The decrease in cash used in investing activities is due in part to a $30 million decrease in capital expenditures as well as the receipt of $4 million of cash proceeds from asset sales during 2007. This decrease was offset in part by the impact of the sale of our offline U.K. travel business in July 2007. The sale of this business resulted in a net decrease in cash of $31 million primarily due to the buyer's assumption of this business' cash balance at the time of sale, partially offset by the cash proceeds we received for the sale.

Financing Activities

        Cash flow used in financing activities for the year ended December 31, 2007 was $24 million compared to cash flow used in financing activities of $77 million for the year ended December 31, 2006. The decrease in cash flow used in financing activities was primarily due to the net proceeds received from the IPO and the $600 million term loan facility entered into concurrent with the IPO, offset in part by repayments of the intercompany notes to Travelport, a dividend paid to Travelport and an increase in cash distributed to Travelport in 2007 prior to the IPO.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Operating Activities

        Our net cash provided by operations increased $106 million to $165 million for the year ended December 31, 2006 from $59 million for the year ended December 31, 2005. This increase was primarily the result of cash generated from earnings and due to changes in our working capital accounts. The increase in the working capital deficit was primarily due to the timing of collections of our accounts receivable and additional accrued travel supplier payments, deferred revenue and customer advances, which relate primarily to merchant model transactions.

Investing Activities

        Cash flow used in investing activities decreased $391 million to $83 million for the year ended December 31, 2006 from $474 million for the year ended December 31, 2005. The majority of the change was due to the use of $432 million in cash for acquisitions in 2005, primarily for the acquisition of ebookers. Capital expenditures were $83 million for the combined year ended December 31, 2006, an increase of $20 million from the year ended December 31, 2005. The increase was due in part to strategic initiatives, including $27 million for the development of our new global technology platform.

Financing Activities

        Cash flow used in financing activities for the year ended December 31, 2006 was $77 million compared to cash provided by financing activities for the year ended December 31, 2005 of $433 million. Cash flow used in financing activities in 2006 included $31 million of payments to settle a portion of the tax sharing liability that would have become due in future periods. Cash flow provided by financing activities for 2005 related to capital contributions from Cendant of $504 million to fund the acquisition of ebookers, which partially offset $31 million used to pay down long term debt assumed in the ebookers acquisition.

Financing Arrangements

        On January 26, 2007 and January 30, 2007, we became the obligor on two intercompany notes payable to affiliates of Travelport in the amounts of $25 million and $835 million, respectively, and recorded an $860 million reduction to net invested equity. These notes accrued interest at a fixed rate of 10.25% and were scheduled to mature on February 19, 2014. On July 25, 2007, we used proceeds from our IPO and a $600 million term loan facility to repay the notes and the interest accrued thereon in full. We recorded interest expense of $43 million on these notes during the year ended December 31, 2007.

        On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement ("Credit Agreement") consisting of a seven-year $600 million term loan facility ("Term Loan") and a six-year $85 million revolving credit facility ("Revolver"). The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. We used approximately $530 million of the net proceeds from the Term Loan to repay the intercompany notes payable to Travelport, as described above, and to pay a dividend to Travelport. We used the remaining net proceeds primarily to pay fees and expenses related to the IPO and for general corporate purposes. At December 31, 2007, $599 million was outstanding on the Term Loan and $1 million was outstanding on the Revolver.

        Our Term Loan and Revolver are both secured by substantially all of our and our domestic subsidiaries' tangible and intangible assets, including a pledge of 100% of the outstanding capital stock or other equity interests of substantially all of our direct and indirect domestic subsidiaries and 65% of the capital stock or other equity interests of certain of our foreign subsidiaries, subject to certain exceptions. Our Term Loan and Revolver are also guaranteed by substantially all of our domestic subsidiaries.

        The Credit Agreement contains various customary restrictive covenants that limit our and our subsidiaries' ability to, among other things:

  •
  incur additional indebtedness or guarantees;

  •
  enter into sale or leaseback transactions;

  •
  make investments, loans or acquisitions;

  •
  grant or incur liens on our assets;

  •
  sell our assets;

  •
  engage in mergers, consolidations, liquidations or dissolutions;

  •
  engage in transactions with affiliates; and

  •
  make restricted payments.

        The Credit Agreement requires us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, each as defined in the Credit Agreement. As of December 31, 2007, we were in compliance with these covenants.

        In addition, beginning with the year ending December 31, 2008, we will be required to make mandatory prepayments on the Term Loan in an amount up to 50% of our excess cash flow, as defined in the Credit Agreement.

        As a wholly owned subsidiary of Cendant and then Travelport, each of Cendant and Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. At December 31, 2006, there were $113 million of guarantees, letters of credit and surety bonds issued by Travelport on our behalf. Under the separation agreement entered into at the time of our IPO, we were required to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us. At December 31, 2007, there were $74 million of letters of credit issued by Travelport on our behalf. Although currently, under the terms of the separation agreement, Travelport is not required to issue new, or renew existing, letters of credit on our behalf, we expect to enter into an amendment to the separation agreement to extend Travelport's obligation to issue letters of credit on our behalf in an amount not to exceed $75 million.

Financial Obligations

Commitments and Contingencies

        We and certain of our affiliates are parties to cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes. We believe that we have meritorious defenses and we are vigorously defending against these claims (see Note 10—Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).

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

        We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. In December 2007, we were reimbursed for $3 million of such costs. The amount of the reimbursement is reflected as a reduction of selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007. Additional amounts, if any, that will be recovered by us and the timing of receipt of such recoveries is unclear. As such, in accordance with SFAS No. 5, "Accounting for Contingencies," as of December 31, 2007, we have not recognized a gain for the outstanding contingent claims for which we have not yet received reimbursement.

Contractual Obligations

        The following table summarizes our future contractual obligations as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Term Loan(a)	$6	$6	$6	$6	$6	$569	$599
Revolver(a)	—	—	—	—	—	1	1
Interest(b)	48	47	46	45	45	69	300
Contract exit costs(c)	1	4	5	4	2	2	18
Operating leases	8	8	8	8	7	34	73
Capital lease obligation	1	—	—	—	—	—	1
Travelport GDS contract(d)	20	20	20	20	20	40	140
Tax sharing liability(e)	27	11	16	26	15	182	277
Telecommunications service agreement	1	—	—	—	—	—	1
Software license agreement	9	9	8	—	—	—	26

Total contractual obligations(f)	$121	$105	$109	$109	$95	$897	$1,436

(a)
In July 2007, concurrent with the IPO, we entered into the $685 million Credit Agreement consisting of the seven-year $600 million Term Loan and the six-year $85 million Revolver. The Term Loan and Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. The amounts shown in the table above represent future payments under the Term Loan and Revolver (see Note 7—Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements). However, the timing of the future payments shown in the table above could change with respect to the Term Loan, as beginning with the year ending December 31, 2008, we will be required to make mandatory prepayments on the Term Loan in an amount up to 50% of our excess cash flow, as defined in the Credit Agreement.

(b)
Represents estimated interest payments on the Term Loan based on the variable interest rate as of December 31, 2007 and includes certain fixed payments under interest rate swaps.

(c)
Represents costs to exit an online marketing service agreement.

(d)
The Travelport GDS service agreement is structured such that we receive an incentive payment for each segment that is processed through Galileo or Worldspan. The agreement also required us to process 33 million segments during 2007, 16 million segments through Worldspan and 17 million segments through Galileo. The required number of segments processed in future years for Worldspan remains fixed at 16 million segments, while the required number of segments for

  Galileo is subject to adjustment based upon the actual segments processed in the preceding year. In 2008, we are required to process approximately 22 million segments through Galileo. Our failure to process the required number of segments would result in a shortfall payment of $1.25 per segment below the required minimum. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict any shortfall. If we meet the minimum number of segments, we are not required to make payments of any kind to Galileo or Worldspan (see Note 16—Related Party Transactions of the Notes to Consolidated Financial Statements). No payments were made to Travelport in 2007 related to the required minimum segments.

(e)
We expect to make approximately $277 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 8—Tax Sharing Liability of the Notes to Consolidated Financial Statements).

(f)
Excluded from the above table are $2 million of liabilities for uncertain tax positions for which the period of settlement is not determinable.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Standard Guarantees/Indemnifications

        In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. These guarantees and indemnifications are granted under various agreements, including, but not limited to, those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks or other intellectual property, (iv) access to credit facilities and use of derivatives and (v) issuances of surety bonds. The guarantees and indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts and (iv) surety companies in surety bond arrangements. While some of these guarantees and indemnifications extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees and indemnifications, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees and indemnifications, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, insurance coverage is maintained that mitigates any potential payments to be made. As of December 31, 2007 and December 31, 2006, there were $3 million and $2 million, respectively, of surety bonds outstanding.

CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. An accounting policy is considered to be critical if it meets the following two criteria:

  •
  the policy requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; and

  •
  different estimates that reasonably could have been used or changes in the estimates that are reasonably likely to occur from period to period would have a material impact on the consolidated financial statements.

        We believe that the estimates and assumptions used when preparing the financial statements were the most appropriate at that time. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We have discussed these estimates with our Audit Committee.

        Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect our reported results. Although we believe these policies to be the most critical, other accounting policies also have a significant effect on our financial statements and certain of these policies may also require the use of estimates and assumptions (see Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements).

Revenue Recognition

        We record revenue based on SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." We recognize revenue when it is earned and realizable, when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We record revenue earned net of all amounts paid to our suppliers under both our retail and merchant models, in accordance with the criteria established in Emerging Issues Task Force ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."

        We offer customers the ability to book airline, hotel, car rental and other travel reservations through our various brands, including Orbitz, CheapTickets, ebookers, HotelClub and RatesToGo. These products and services are made available to our customers for booking on a stand-alone basis or as part of a dynamic vacation package. We have two primary types of contractual arrangements with our vendors, which we refer to herein as the "retail" and "merchant" models.

        Under the retail model, we pass reservations booked by our customers to the travel supplier for a fee or commission. We also charge our customers a service fee for booking the travel reservation. Under this model, we do not take on credit risk with travelers; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and we have no discretion in the selection of the service supplier.

        We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and we have no further obligations to our customers. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively, net of an allowance for cancelled reservations. This timing is different than for retail air travel because unlike air travel where the reservation is secured by a customer's credit card at booking, car rental bookings and hotel bookings are not secured by a customer's credit card until the pick-up date and check-in date, respectively. Allowances for cancelled reservations primarily relate to cancellations that do not occur through our website, but instead occur directly through the supplier of the travel product. The amount of the allowance is determined based on our historical experience. The majority of fees or commissions earned under the retail model are based upon contractual agreements.

        Under the merchant model, we provide customers the ability to book the travel reservations, and we contract with various suppliers that provide the travel products needed to fulfill the reservation. We generate net revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate as well as estimated taxes that the supplier charges for that travel product. We also charge our customers a service fee for booking the travel reservation. Customers generally pay for reservations in advance, at the time of booking. Initially, we record these advance payments as deferred net revenue and accrued merchant payables. In this model, we do not take on credit risk with travelers, however we are subject to fraud risk; we have some pricing flexibility; we are not responsible for the actual delivery of the flight, hotel room, or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and we have no discretion in the selection of the service supplier.

        We recognize net revenue under the merchant model when customers use the reservations. For air transactions, this is the departure date. We recognize net revenue for car transactions at the pick-up date. For hotel transactions, net revenue is recognized at the check-in date. We accrue for the cost of merchant hotel transactions based on amounts we expect to be invoiced by suppliers. If we do not receive an invoice within a certain period of time, generally within six months, or the invoice received is less than the accrued amount, we may reverse a portion of the accrued cost when we determine it is not probable that we will be required to pay the supplier, based on our historical experience and contract terms. This would result in an increase in net revenue.

        When customers assemble a dynamic vacation package, we may offer them the ability to book a mix of travel products that use both the retail and merchant model. For example, travel products booked in a dynamic vacation package may include a combination of air, hotel and car reservations. We recognize net revenue for each portion of the package in accordance with the relevant service provided for air, hotel and car reservations.

        Under both the retail and merchant models, we recognize revenue for service fees charged to customers for booking travel reservations. This revenue is recognized at the time we recognize the net revenue for the corresponding travel product. We also may receive override commissions from travel suppliers if we meet certain contractual volume thresholds. These commissions are recognized upon notification by the respective airline.

        We utilize GDS services provided by Galileo, Worldspan and Amadeus. Under GDS service agreements, we earn revenue in the form of an incentive payment for each segment that is processed through a GDS. Revenue is recognized for these incentive payments at the time the travel reservation is processed through the GDS, which is generally at the time of booking.

        We also generate other revenue, which is primarily comprised of revenue from advertising, including sponsoring links on our websites, and travel insurance. Advertising revenue is derived primarily from the delivery of advertisements on our websites and is recognized either at the time of display of each individual advertisement, or ratably over the advertising delivery period, depending on the terms of the advertising contract. Revenues generated from sponsoring links and travel insurance revenue are both recognized upon notification from the alliance partner that a transaction has occurred.

        If our judgments regarding net revenue are inaccurate, actual net revenue could differ from the amount we recognize, directly impacting our results of operations.

Impairment of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

Long-Lived Assets

        We evaluate the recoverability of our tangible long-lived assets, including capitalized software and other finite-lived intangible assets, when circumstances indicate the carrying value of those assets may not be recoverable pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis. If this analysis indicates that the carrying value of these assets is not recoverable, the carrying value is reduced to fair value through an impairment charge to our consolidated statements of operations. The evaluation of long-lived assets for impairment requires assumptions about operating strategies and estimates of future cash flows. An estimate of future cash flows requires us to assess current and projected market conditions as well as operating performance. A variation of the assumptions used could lead to a different conclusion regarding the recoverability of an asset and could have a significant effect on the consolidated financial statements.

Goodwill and Other Intangibles

        As required by SFAS No. 142, "Goodwill and Other Intangible Assets," we assess the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for possible impairment using a two-step method in which the carrying value of our reporting units is compared to their fair values. Step one of the impairment test is used as a screening process to identify a potential goodwill impairment. Step two is used to measure the amount of the goodwill impairment, if any exists. Application of the goodwill impairment test requires management's judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. We determine the fair value of our reporting units utilizing discounted future cash flows and incorporate assumptions we believe marketplace participants would utilize. We use market multiples and other factors to corroborate the discounted cash flow results, if available.

        Our trademarks and trade names are indefinite-lived intangible assets. We test these assets for impairment on an annual basis or upon a triggering event, by comparing the carrying amount to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets, then the carrying value is reduced to fair value through an impairment charge recorded to the consolidated statement of operations. The estimated fair value is generally determined on the basis of discounted future cash flows.

        We perform our annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of each year subsequent to completing our annual forecasting process. Our testing for impairment involves estimates of our future cash flows, which requires us to assess current and projected market conditions as well as operating performance. Our estimates may differ from actual cash flows due to changes in our operating performance, capital structure or requirements for operating and capital expenditures as well as changes to general economic conditions and the travel industry in particular. We must also make estimates and judgments in the selection of a discount rate that reflects the risk inherent in those future cash flows. The impairment analysis may also require certain assumptions about other businesses with limited financial histories. A variation of the assumptions used could lead to a different conclusion regarding the carrying value of an asset and could have a significant effect on the consolidated financial statements.

Accounting for Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the provision for income taxes, whereas increases to the valuation allowance are recorded as increases to the provision for income taxes. To the extent that any valuation allowances established in purchase accounting are reduced, these reductions are recorded as adjustments to goodwill rather than to the provision for income taxes. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income. A change in our estimate of future taxable income may require an increase or decrease to the valuation allowance.

        The Predecessor's operations were included in the consolidated U.S. federal income tax return of Cendant up to the date of the Blackstone Acquisition. In addition, the Predecessor has filed consolidated, combined and unitary state income tax returns with Cendant in jurisdictions where required or permitted. However, the provision for income taxes was computed as if the Predecessor filed its U.S. federal, state and foreign income tax returns on a standalone basis (i.e., on a "Separate Company" basis). To the extent that the Predecessor's Separate Company income tax payable, if any, relates to a period in which it was included in Cendant's U.S. federal and state income tax returns, any such income tax payable is included in other current liabilities on our consolidated balance sheets. Furthermore, the Separate Company deferred tax assets and liabilities related to the Predecessor's operations are based upon estimated differences between the book and tax basis of the assets and liabilities for the Predecessor as of August 22, 2006 and prior balance sheet dates. The Successor's deferred tax assets and liabilities may be adjusted in connection with the finalization of Cendant's prior years' income tax returns, or in connection with the final settlement of the consequences of the separation of Cendant into four independent companies.

        For the period August 23, 2006 to December 31, 2006, our operations were included in the initial consolidated U.S. federal income tax return of Travelport. In addition, for this period we filed consolidated, combined and unitary state income tax returns with Travelport in jurisdictions where required or permitted. However, the provision for income taxes was computed as if we filed our U.S. federal, state and foreign income tax returns on a Separate Company basis. For the period August 23, 2006 to December 31, 2006, we did not have a Separate Company income tax payable.

        For the period January 1, 2007 to February 7, 2007, the operations of Travelport will be included in the consolidated U.S. federal and state income tax returns for the year ended December 31, 2007 for Orbitz Worldwide Inc. and its subsidiaries. However, the provision for income taxes was computed as if we filed our U.S. federal, state and foreign income tax returns on a Separate Company basis without the inclusion of the operations of Travelport. Furthermore, the Separate Company deferred tax assets and liabilities have been calculated using our tax rates on a Separate Company basis. These differences are based upon estimated differences between the book and tax bases of our assets and liabilities as of December 31, 2007. Our tax assets and liabilities have been adjusted in connection with the finalization of Travelport's income tax returns.

Accounting for Tax Sharing Liability

        We have a liability included in our consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. The agreement governs the allocation of approximately $277 million of tax benefits resulting from a taxable exchange that took place in connection with the Orbitz initial public offering in December 2003 ("Orbitz IPO"). As a result of this exchange, the Founding Airlines incurred a taxable gain when they sold their Orbitz common stock at the time of the Orbitz IPO. The taxable exchange also caused Orbitz to have additional future tax deductions for depreciation and amortization due to the increased tax basis of its assets. The additional tax deductions for depreciation and amortization may reduce the amount of taxes we are required to pay in future years. For each tax period during the term of the tax sharing agreement, we are obligated to pay the Founding Airlines a significant percentage of the amount of the tax benefit realized as a result of the taxable exchange. The tax sharing agreement commenced upon consummation of the Orbitz IPO and continues until all tax benefits have been utilized.

        We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes that could materially affect the present value of the tax sharing liability. Although the expected gross payment amount is $277 million, our quarterly reviews could indicate that the timing of payments has changed. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our consolidated balance sheets and interest expense in our consolidated statements of operations.

        The valuation of the tax sharing liability requires us to make certain estimates in projecting the quarterly depreciation and amortization benefit we expect to receive, as well as the associated effective income tax rates. The estimates require certain assumptions as to our operating performance and taxable income, the tax rate, timing of tax payments as well as current and projected market conditions. We must also make estimates and judgments in the selection of a discount rate. A variation of the assumptions used could lead to a different conclusion regarding the carrying value of the tax sharing liability and could have a significant effect on our consolidated financial statements.

Equity-Based Compensation

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments" ("SFAS No. 123(R)"), which eliminates the alternative to measuring stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123(R) on January 1, 2006, as required, under the modified prospective application method. The adoption of SFAS No. 123(R) did not have a significant impact on our results of operations.

        Our consolidated financial statements as of and for the year ended December 31, 2007 and the period from August 23, 2006 to December 31, 2006 and the period from January 1, 2006 to August 22, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

        We measure equity-based compensation cost at fair value and recognize the corresponding compensation expense on a straight-line basis over the service period during which awards are expected to vest. We include equity-based compensation expense in the selling, general and administrative line of our consolidated statements of operations. The fair value of restricted stock and restricted stock units is determined based on the average of the high and low price of our common stock on the date of grant. The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model, which incorporates a number of variables, some of which are based on estimates and assumptions. These variables include stock price, exercise price, expected life, expected volatility, dividend yield, and the risk-free rate. Stock price and exercise price are set at fair value on the date of grant. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the "simplified method," as defined in the SEC Staff Accounting Bulletin No. 107, "Shared-Based Payments." The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options.

        The amount of equity-based compensation expense recorded each period is net of estimated forfeitures. We estimate forfeitures based on historical employee turnover rates, the terms of the award issued, and assumptions regarding future employee turnover. We periodically perform an analysis to determine if estimated forfeitures are reasonable based on actual facts and circumstances, and adjustments are made as necessary. If our estimates differ significantly from actual results, the consolidated financial statements could be materially affected.

Internal Use Software

        We capitalize the costs of software developed for internal use in accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and EITF Issue No. 00-2, "Accounting for Website Development Costs." Capitalization commences when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Amortization commences when the software is placed into service. We also capitalize interest on internal software development projects in accordance with SFAS No. 34, "Capitalization of Interest Cost," and SOP 98-1. The amount of interest capitalized is computed by applying our weighted average borrowing rate to the average amount of accumulated expenditures in the period. The determination of costs to be capitalized as well as the useful life of the software requires us to make estimates and judgments.

Recently Issued Accounting Pronouncements

        See Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

        Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Transaction Exposure

        We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily hedge our foreign currency exposure to the British pound, euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. Substantially all of the forward contracts utilized by us do not qualify for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as a result, any fluctuations in the value of these forward contracts are recognized in our consolidated statements of operations as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31, 2007, we had outstanding foreign currency forward contracts with net notional values equivalent to approximately $15 million with maturity dates within 31 days. There were no forward contracts held by us, or on our behalf, as of December 31, 2006.

Translation Exposure

        Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated balance sheets at December 31, 2007 and 2006 was a net translation (loss) gain of $(2) million and $2 million, respectively. This (loss) gain is recognized as an adjustment to shareholders' equity through accumulated other comprehensive income.

Interest Rate Risk

        Our $600 million Term Loan and $85 million Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $300 million to hedge fluctuations in LIBOR (see Note 13—Derivative Financial Instruments of the Notes to Consolidated Financial Statements). We did not have any third-party debt outstanding as of December 31, 2006. We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

        We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and a hypothetical 100 basis point change in interest rates. We used December 31, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $6 million at December 31, 2007 compared to $8 million at December 31, 2006. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical change in market rates of interest on interest expense would be $3 million at December 31, 2007.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Orbitz Worldwide, Inc.

        We have audited the accompanying consolidated balance sheets of Orbitz Worldwide, Inc. and subsidiaries (for all periods the "Company") (the "Successor") as of December 31, 2007 and 2006, and the related consolidated statements of operations, invested equity/shareholders' equity, and cash flows for the year ended December 31, 2007 and the period from August 23, 2006 through December 31, 2006. We have also audited the combined consolidated statements of operations, invested equity and cash flows of the Company reflecting its ownership by Cendant Corporation prior to the acquisition by affiliates of The Blackstone Group of New York and Technology Crossover Ventures of Palo Alto, California on August 23, 2006 (the "Predecessor") for the period from January 1, 2006 through August 22, 2006 and the year ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orbitz Worldwide, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and the period from August 23, 2006 through December 31, 2006, and such combined consolidated financial statements of the Predecessor present fairly, in all material respects, the results of operations and cash flows for the period from January 1, 2006 through August 22, 2006 and the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the combined financial statements presented for periods prior to August 23, 2006 include the results of operations and cash flows for the Company on a predecessor basis reflecting the ownership by Cendant Corporation. The Successor and Predecessor are comprised of the assets and liabilities of the business-to-consumer travel businesses of Travelport Limited and Cendant Corporation, respectively. As a result, the consolidated financial statements include allocations which may not be indicative of the actual revenues and expenses that would have been reported had the Company operated as a separate entity apart from Travelport Limited or Cendant Corporation in the periods prior to the Company's initial public offering on July 25, 2007.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 17, 2008

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31, 2007 Successor	Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor	Year Ended December 31, 2005 Predecessor
Net revenue	$859	$242	$510	$686
Cost and expenses
Cost of revenue	157	38	75	101
Selling, general and administrative	301	112	191	293
Marketing	302	89	188	224
Depreciation and amortization	57	18	37	78
Impairment of goodwill and intangible assets	—	—	122	400

Total operating expenses	817	257	613	1,096

Operating income (loss)	42	(15)	(103)	(410)
Other (expense) income
Interest expense, net	(83)	(9)	(18)	(22)
Other income, net	—	—	1	2

Total other (expense)	(83)	(9)	(17)	(20)

Loss before income taxes and minority interest	(41)	(24)	(120)	(430)
Provision (benefit) for income taxes	43	1	1	(42)
Minority interest, net of tax	1	—	—	—

Net loss	$(85)	$(25)	$(121)	$(388)

Period from July 18, 2007 to December 31, 2007
Net loss	$(42)

Net loss per share—basic and diluted:
Net loss per share	$(0.51)

Weighted average shares outstanding	81,600,478

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Successor
	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$25	$28
Accounts receivable (net of allowance for doubtful accounts of $2 and $3, respectively)	60	51
Prepaid expenses	16	10
Security deposits	8	7
Deferred income taxes, current	3	—
Other current assets	9	8

Total current assets	121	104
Property and equipment, net	184	166
Goodwill	1,181	1,190
Trademarks and trade names	313	311
Other intangible assets, net	68	88
Due from Travelport	—	100
Deferred income taxes, non-current	12	62
Other non-current assets	46	40

Total Assets	$1,925	$2,061

Liabilities and Shareholders' Equity/Invested Equity
Current liabilities:
Accounts payable	$37	$16
Accrued merchant payable	218	214
Accrued expenses	121	127
Deferred income	28	25
Due to Travelport, net	8	—
Term loan, current	6	—
Other current liabilities	4	5

Total current liabilities	422	387
Due to Travelport, non-current	—	205
Term loan, non-current	593	—
Line of credit	1	—
Tax sharing liability	114	126
Unfavorable contracts	17	45
Other non-current liabilities	40	31

Total Liabilities	1,187	794

Commitments and contingencies (see Note 10)
Shareholders' Equity/Invested Equity:
Travelport net investment	—	1,265
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 83,107,909 and 0 shares issued and outstanding, respectively	1	—
Treasury stock, 8,852 and 0 shares held, respectively	—	—
Additional paid in capital	894	—
Accumulated deficit	(151)	—
Accumulated other comprehensive (loss) income (net of tax benefit of $2 and nil, respectively)	(6)	2

Total Shareholders' Equity/Invested Equity:	738	1,267

Total Liabilities and Shareholders' Equity/Invested Equity	$1,925	$2,061

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2007 Successor	Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor	Year Ended December 31, 2005 Predecessor
Operating activities:
Net (loss)	$(85)	$(25)	$(121)	$(388)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation and amortization	57	18	37	78
Non-cash revenue	(7)	(3)	(8)	(16)
Impairment of goodwill and intangible assets	—	—	122	400
Non-cash interest expense	15	9	18	22
Deferred income taxes	38	2	(16)	(49)
Stock compensation	8	2	4	8
Provision for bad debts	2	—	1	—
Income allocated to minority interests	1	—	—	—
Deconsolidation of minority interest	(7)	—	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12)	8	(7)	(5)
Deferred income	8	11	15	10
Accounts payable, accrued expenses and other current liabilities	77	12	119	34
Other	1	5	(38)	(35)

Net cash provided by operating activities	96	39	126	59

Investing activities:
Property and equipment additions	(53)	(28)	(55)	(63)
Acquisition of business, net of acquired cash	—	—	—	(432)
Proceeds from sale of business, net of cash assumed by buyer	(31)	—	—	—
Proceeds from sales of marketable securities	—	—	—	18
Investments	—	(1)	1	—
Proceeds from asset sales	4	—	—	3

Net cash (used in) investing activities	(80)	(29)	(54)	(474)

Financing activities:
Proceeds from initial public offering, net of offering costs	477	—	—	—
Proceeds from issuance of debt, net of issuance costs	595	—	—	—
Repayment of note payable to Travelport	(860)	—	—	—
Dividend to Travelport	(109)	—	—	—
Capital contributions from Cendant or Travelport	25	—	—	504
Capital lease and debt payments	(3)	—	(3)	(31)
Advances to Travelport	(150)	(7)	(36)	(40)
Payment for settlement of tax sharing liability	—	—	(31)	—
Proceeds from line of credit	152	—	—	—
Payments on line of credit	(151)	—	—	—

Net cash (used in) provided by financing activities	(24)	(7)	(70)	433

Effects of changes in exchange rates on cash and cash equivalents	5	(11)	1	(9)

Net (decrease) increase in cash and cash equivalents	(3)	(8)	3	9
Cash and cash equivalents at beginning of period	28	36	33	24

Cash and cash equivalents at end of period	$25	$28	$36	$33

Supplemental disclosure of cash flow information:
Income tax payments, net	$11	$3	$6	$9
Interest payments, net of capitalized interest of $3 million, nil, nil and nil, respectively	$74	$—	$4	$3
Non-cash investing activity:
Non-cash allocation of purchase price related to the Blackstone Acquisition	$7	$1,290	$—	$—
Non-cash financing activity:
Capital expenditures incurred not yet paid	$4	$—	$—	$—
Non-cash capital contributions and distributions to Travelport	$(814)	$—	$—	$—
Non-cash forgiveness of receivable from Cendant	$—	$—	$(67)	$—
Non-cash use of tax benefits by Cendant	$—	$—	$10	$—

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INVESTED EQUITY/SHAREHOLDERS' EQUITY
(in millions)

						Accumulated Other Comprehensive Income (Loss)
						Net Unrealized (Losses) Gains From
	Cendant or Travelport Net Investment	Common Stock						Total Invested Equity/ Shareholders' Equity
				Additional Paid in Capital	Accumulated Deficit	Interest Rate Swaps	Foreign Currency Translation
		Shares	Amount
Predecessor
Balance as of December 31, 2004	$1,302	—	—	—	—	—	$1	$1,303
Capital contribution from Cendant	504	—	—	—	—	—	—	504
Comprehensive (loss):
Net loss	(388)	—	—	—	—	—	—	(388)
Currency translation adjustment	—	—	—	—	—	—	5	5

Total comprehensive (loss)	(388)	—	—	—	—	—	5	(383)

Balance as of December 31, 2005	1,418	—	—	—	—	—	6	1,424
Non-cash forgiveness of receivable
from Cendant	(67)	—	—	—	—	—	—	(67)
Use of income tax benefits by Cendant	10	—	—	—	—	—	—	10
Comprehensive (loss):
Net loss	(121)	—	—	—	—	—	—	(121)
Currency translation adjustment	—	—	—	—	—	—	(32)	(32)

Total comprehensive (loss)	(121)	—	—	—	—	—	(32)	(153)

Balance as of August 22, 2006	$1,240	—	—	—	—	—	$(26)	$1,214

Successor
Balance as of August 23, 2006	$1,290	—	—	—	—	—	—	$1,290
Comprehensive (loss):
Net loss	(25)	—	—	—	—	—	—	(25)
Currency translation adjustment	—	—	—	—	—	—	$2	2

Total comprehensive (loss)	(25)	—	—	—	—	—	2	(23)

Balance at December 31, 2006	1,265	—	—	—	—	—	2	1,267
Capital distribution to Travelport and other, net	(841)	—	—	—	—	—	—	(841)
Issuance of common stock to Travelport
in connection with Reorganization	(381)	49	$1	$380	—	—	—	—
Issuance of common stock in
connection with initial public offering,
net of offering costs	—	34	—	477	—	—	—	477
Dividend paid to Travelport	—	—	—	—	$(109)	—	—	(109)
Contributions from Travelport	—	—	—	30	—	—	—	30
Amortization of equity-based
compensation awards granted to
employees of Orbitz Worldwide, Inc.	—	—	—	7	—	—	—	7
Comprehensive (loss):
Net (loss) from January 1, 2007
through July 17, 2007	(43)	—	—	—	—	—	—	(43)
Net (loss) from July 18, 2007
through December 31, 2007	—	—	—	—	(42)	—	—	(42)
Currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Unrealized (losses) on floating to
fixed interest rate swaps (net of
tax benefit of $2)	—	—	—	—	—	$(4)	—	(4)

Total comprehensive (loss):	(43)	—	—	—	(42)	(4)	(4)	(93)

Balance at December 31, 2007	—	83	$1	$894	$(151)	$(4)	$(2)	$738

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Description of the Business

        Orbitz, Inc. ("Orbitz") was formed in early 2000 by American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the "Founding Airlines"). In November 2004, Orbitz was acquired by Cendant Corporation ("Cendant"), whose online travel businesses included the CheapTickets, HotelClub and RatesToGo brands. In February 2005, Cendant acquired ebookers, an international online travel brand with operations in 13 countries throughout Europe. On August 23, 2006, Travelport Limited ("Travelport"), which consisted of Cendant's travel services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group ("Blackstone") and Technology Crossover Ventures ("TCV"). We refer to this acquisition as the "Blackstone Acquisition."

        Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of Orbitz, ebookers and Travel Acquisition Corporation Pty. Ltd. ("HotelClub," formerly known as Flairview Travel) and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of our initial public offering ("IPO") of 34,000,000 shares of our common stock on July 25, 2007. At December 31, 2007, Travelport and its affiliates beneficially owned approximately 59% of our outstanding common stock.

        We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products. Our brand portfolio includes Orbitz, CheapTickets, the Away Network, and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub and RatesToGo based in Sydney, Australia, which has operations globally. We provide customers with the ability to book a comprehensive set of travel products from over 85,000 suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours. We have an efficient, customized and user-friendly system that enables all bookings to occur online.

Basis of Presentation

        The accompanying consolidated financial statements primarily consist of the business-to-consumer travel businesses of Travelport, which have been carved out of the Travelport operations. The financial statements present the accounts of Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc. These entities operated as indirect, wholly-owned subsidiaries of Travelport prior to the IPO. These entities became wholly-owned subsidiaries of ours as part of an intercompany restructuring that was completed on July 18, 2007 (the "Reorganization") in connection with the IPO. Travelport is beneficially owned by affiliates of Blackstone, TCV and One Equity Partners.

        Prior to the IPO, we had not operated as an independent standalone company. As a result, our consolidated financial statements have been carved out of the historical financial statements of Cendant for the period prior to the Blackstone Acquisition and the historical financial statements of Travelport for the period subsequent to the Blackstone Acquisition. In connection with the Blackstone Acquisition, the carrying values of our assets and liabilities were revised to reflect their fair values as of August 23, 2006, based upon an allocation of the overall purchase price of Travelport to the underlying net assets of the various Travelport affiliates acquired.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

        The accompanying consolidated financial statements present separately our financial position, results of operations, cash flows and changes in equity on a "Successor" basis (reflecting Travelport's ownership of us) and "Predecessor" basis (reflecting Cendant's ownership of us). Our financial information has been separated by a vertical line on the face of the consolidated financial statements to identify these different bases of accounting.

        Our consolidated financial position, results of operations, and cash flows for the periods presented may not be indicative of our future performance and do not necessarily reflect what our financial position, results of operations and cash flows would have been had we operated as a separate, standalone entity during the periods presented.

        Prior to the IPO, certain corporate general and administrative expenses, including those related to executive management, information technology, tax, insurance, accounting, legal, treasury services and certain employee benefits, were allocated to us by Travelport and Cendant based on forecasted revenue or directly billed based on actual usage. In addition, certain of our revenue streams were related to contractual arrangements entered into by Travelport and Cendant on behalf of one or more of its subsidiaries. As a result, portions of the reported revenue have been determined through intercompany relationships with other Travelport or Cendant companies. Management believes these allocations are reasonable. However, the associated revenues and expenses recorded by the Predecessor and Successor in the accompanying consolidated statements of operations prior to the IPO may not be indicative of the actual revenues and expenses that would have been reported had the Predecessor and Successor been operating as a standalone entity.

        Prior to the Reorganization, our businesses were operated by Cendant and Travelport as a part of their broader corporate organizations, rather than as a separate consolidated entity. The legal entity of Orbitz Worldwide, Inc. was formed in connection with the Reorganization, and prior to the Reorganization there was no single capital structure upon which to calculate historical earnings (loss) per share information. Accordingly, earnings (loss) per share information has not been presented for historical periods prior to the Reorganization.

        On July 5, 2007, we sold Tecnovate, an Indian services organization, to Travelport. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," as revised ("FIN 46(R)"), we continued to consolidate the results of operations of Tecnovate following this sale since we were the primary beneficiary of this variable interest entity ("VIE"). Our variable interest was the result of the terms of a contractual relationship we had with Tecnovate.

        On December 3, 2007, Travelport subsequently sold Tecnovate, at which time we were no longer considered the primary beneficiary of this VIE. Accordingly, minority interest is reported in our consolidated financial statements for the period from July 5, 2007 to December 3, 2007 since although we were the primary beneficiary of Tecnovate, we did not have an ownership interest in the VIE. We no longer consolidate the results of operations of Tecnovate following the sale on December 3, 2007 (See Note 16—Related Party Transactions for further information).

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications

        Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation, including the following:

  •
  We stated our marketing expenses separately on our consolidated statements of operations in the current year. These amounts were previously included in selling, general and administrative expense.

  •
  We stated our accrued merchant payable balance separately on our consolidated balance sheets in the current year. This amount was previously included in accounts payable and accrued expenses at December 31, 2006. The amounts reclassified from accounts payable and accrued expenses to accrued merchant payable to conform to the current year presentation were $107 million and $107 million, respectively.

Use of Estimates

        The preparation of our consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. Our estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, and the reported amounts of revenue and expense during any period.

        Our significant estimates include assessing the collectability of accounts receivable, sales allowances, the realization of deferred tax assets, amounts that may be due under the tax sharing agreement, the fair value of assets and liabilities acquired in business combinations, and impairment of tangible and intangible assets. Actual results could differ from these estimates.

Foreign Currency Translation

        Balance sheet accounts of our operations outside of the U.S. are translated from foreign currencies into U.S. dollars at the exchange rates as of the consolidated balance sheet dates. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss in shareholders' equity. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the entity's functional currency, are included in the consolidated statements of operations.

Revenue Recognition

        We record revenue based on Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." We recognize revenue when it is earned and realizable, when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We record revenue earned net of all amounts paid to our suppliers under both our retail and merchant models, in accordance with the

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

criteria established in Emerging Issues Task Force ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."

        We offer customers the ability to book airline, hotel, car rental and other travel reservations through our various brands, including Orbitz, CheapTickets, ebookers, HotelClub and RatesToGo. These products and services are made available to our customers for booking on a stand-alone basis or as part of a dynamic vacation package. We have two primary types of contractual arrangements with our vendors, which we refer to herein as the "retail" and "merchant" models.

        Under the retail model, we pass reservations booked by our customers to the travel supplier for a fee or commission. We also charge our customers a service fee for booking the travel reservation. Under this model, we do not take on credit risk with travelers; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and we have no discretion in the selection of the service supplier.

        We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and we have no further obligations to our customers. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively, net of an allowance for cancelled reservations. This timing is different than for retail air travel because unlike air travel where the reservation is secured by a customer's credit card at booking, car rental bookings and hotel bookings are not secured by a customer's credit card until the pick-up date and check-in date, respectively. Allowances for cancelled reservations primarily relate to cancellations that do not occur through our website, but instead occur directly through the supplier of the travel product. The amount of the allowance is determined based on our historical experience. The majority of fees or commissions earned under the retail model are based upon contractual agreements.

        Under the merchant model, we provide customers the ability book the travel reservation, and we contract with various suppliers that provide the travel products needed to fulfill the reservation. We generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate as well as estimated taxes that the supplier charges for that travel product. We also charge our customers a service fee for booking the travel reservation. Customers generally pay for reservations in advance, at the time of booking. Initially, we record these advance payments as deferred net revenue and accrued merchant payables. In this model, we do not take on credit risk with travelers, however we are subject to fraud risk; we have some pricing flexibility; we are not responsible for the actual delivery of the flight, hotel room, or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and we have no discretion in the selection of the service supplier.

        We recognize net revenue under the merchant model when customers use the reservations. For air transactions, this is the departure date. We recognize net revenue for car transactions at the pick-up date. For hotel transactions, net revenue is recognized at the check-in date. We accrue for the cost of merchant hotel transactions based on amounts we expect to be invoiced by suppliers. If we do not receive an invoice within a certain period of time, generally within six months, or the invoice received is less than the accrued amount, we may reverse a portion of the accrued cost when we determine it is not probable that we will be required to pay the supplier, based on our historical experience and contract terms. This would result in an increase in net revenue.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        When customers assemble a dynamic vacation package, we may offer them the ability to book a mix of travel products that use both the retail and merchant model. For example, travel products booked in a dynamic vacation package may include a combination of air, hotel and car reservations. We recognize net revenue for each portion of the package in accordance with the relevant service provided for air, hotel and car reservations.

        Under both the retail and merchant models, we recognize revenue for service fees charged to customers for booking travel reservations. This revenue is recognized at the time we recognize the net revenue for the corresponding travel product. We also may receive override commissions from travel suppliers if we meet certain contractual volume thresholds. These commissions are recognized upon notification by the respective airline.

        We utilize global distribution systems ("GDS") services provided by Galileo, Worldspan and Amadeus. Under GDS service agreements, we earn revenue in the form of an incentive payment for each segment that is processed through a GDS. Revenue is recognized for these incentive payments at the time the travel reservation is processed through the GDS, which is generally at the time of booking.

        We also generate other revenue, which is primarily comprised of revenue from advertising, including sponsoring links on our websites, and travel insurance. Advertising revenue is derived primarily from the delivery of advertisements on our websites and is recognized either at the time of display of each individual advertisement, or ratably over the advertising delivery period, depending on the terms of the advertising contract. Revenues generated from sponsoring links and travel insurance revenue are both recognized upon notification from the alliance partner that a transaction has occurred.

Cost of Revenue

        Cost of revenue is comprised of direct costs incurred to generate revenue, including credit card processing fees and costs for our call center operations, data processing and related technology costs. Such costs consist primarily of internal system and software maintenance fees, data communications and other expenses associated with operating our websites and payments to outside contractors for customer service.

Marketing Expense

        Marketing expense includes online marketing such as search and banner advertising, and traditional offline marketing such as traditional television, radio and print advertising. Online advertising expense is recognized based on the terms of the individual agreements, which are generally over the ratio of the number of impressions delivered over the total number of contracted impressions, or pay-per-click, or on a straight-line basis over the term of the contract. Traditional offline marketing expense is recognized in the period in which it is incurred.

Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Accordingly, our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

income tax bases of assets and liabilities using currently enacted tax rates. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the provision for income taxes, whereas increases to the valuation allowance are recorded as increases to the provision for income taxes. To the extent that any valuation allowances established in purchase accounting are reduced, these reductions are recorded as adjustments to goodwill rather than to the provision for income taxes. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income. A change in our estimate of future taxable income may require an increase or decrease to the valuation allowance.

        The Predecessor's operations were included in the consolidated U.S. federal income tax return of Cendant up to the date of the Blackstone Acquisition. In addition, the Predecessor has filed consolidated, combined and unitary state income tax returns with Cendant in jurisdictions where required or permitted. However, the provision for income taxes was computed as if the Predecessor filed its U.S. federal, state and foreign income tax returns on a standalone basis (on a "Separate Company" basis). To the extent that the Predecessor's Separate Company income tax payable, if any, relates to a period in which it was included in Cendant's U.S. federal and state income tax returns, any such income tax payable is included in other current liabilities in our consolidated balance sheets. Furthermore, the Separate Company deferred tax assets and liabilities related to the Predecessor's operations are based upon estimated differences between the book and tax basis of the assets and liabilities for the Predecessor as of August 22, 2006 and prior balance sheet dates. The Successor's deferred tax assets and liabilities may be adjusted in connection with the finalization of Cendant's prior years' income tax returns, or in connection with the final settlement of the consequences of the separation of Cendant into four independent companies.

        For the period August 23, 2006 to December 31, 2006, our operations were included in the initial consolidated U.S. federal income tax return of Travelport. In addition, for this period we filed consolidated, combined and unitary state income tax returns with Travelport in jurisdictions where required or permitted. However, the provision for income taxes was computed as if we filed our U.S. federal, state and foreign income tax returns on a Separate Company basis. For the period August 23, 2006 to December 31, 2006, we did not have a Separate Company income tax payable.

        For the period January 1, 2007 to February 7, 2007, the operations of Travelport will be included in the consolidated U.S. federal and state income tax returns for the year ended December 31, 2007 for Orbitz Worldwide Inc. and its subsidiaries. However, the provision for income taxes was computed as if we filed our U.S. federal, state and foreign income tax returns on a Separate Company basis without the inclusion of the operations of Travelport. Furthermore, the Separate Company deferred tax assets and liabilities have been calculated using our tax rates on a Separate Company basis. These differences are based upon estimated differences between the book and tax bases of our assets and liabilities as of December 31, 2007. Our tax assets and liabilities have been adjusted in connection with the finalization of Travelport's income tax returns.

Derivative Financial Instruments

        We account for derivative and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended and interpreted. These

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

accounting standards require us to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in our consolidated balance sheets as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. For our derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For our derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, are recognized in earnings in the current period.

        We manage interest rate exposure by utilizing interest rate swap agreements to achieve a desired mix of fixed and variable rate debt. We have two interest rate swaps that effectively convert $300 million of the $600 million term loan facility from a variable to a fixed interest rate (see Note 13—Derivative Financial Instruments). We determined that the derivative qualified for hedge accounting and was highly effective as a hedge. Accordingly, we have recorded the change in fair value in accumulated other comprehensive income (loss).

        We have entered into foreign currency forward contracts to manage exposure to changes in foreign currencies associated with receivables, payables, and forecasted earnings. These forward contracts did not qualify for hedge accounting treatment under SFAS No. 133. As a result, the changes in fair values of the foreign currency forward contracts were recorded in our consolidated statements of operations.

        We do not enter into derivative instruments for speculative purposes. We require that the hedges or derivative financial instruments be effective in managing the interest rate risk or foreign currency risk exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting. Hedges that meet these hedging criteria are formally designated as such at the inception of the contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, resulting in some ineffectiveness, the change in the fair value of the derivative instrument will be included in earnings. Additionally, any derivative instrument used for risk management that becomes ineffective is marked-to-market each period. We believe that our credit risk has been mitigated by entering into these agreements with major financial institutions. Net interest differentials to be paid or received under our interest rate swaps are included in interest expense as incurred or earned.

Concentration of Credit Risk

        Our cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Accounts receivable balances are settled through customer credit cards and debit cards with the majority of accounts receivable collected upon processing of credit card transactions. See Note 16—Related Party Transactions for customers that accounted for more than 10% of net revenues.

Cash and Cash Equivalents

        We consider highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These short-term investments are stated at cost, which approximates market value. Our cash and cash equivalents are invested in various investment grade institutional money market accounts, bank term deposits and commercial paper.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

        Our accounts receivable are reported in the consolidated balance sheets net of an allowance for doubtful accounts. We provide for estimated bad debts based on our assessment of our ability to realize receivables, considering historical collection experience, the general economic environment, and specific customer information. When we determine that a receivable is not collectable, the account is written-off. Bad debt expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. We recorded bad debt expense of $2 million, almost nil, $1 million and almost nil during the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, and the year ended December 31, 2005, respectively.

Property and Equipment, Net

        Property and equipment is recorded at cost, net of accumulated depreciation and amortization. We depreciate and amortize property and equipment over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life
Leasehold improvements	Shorter of asset's useful life or non-cancelable lease term
Capitalized software	3 - 10 years
Furniture, fixtures and equipment	3 - 7 years

        We capitalize the costs of software developed for internal use in accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and EITF Issue No. 00-2, "Accounting for Website Development Costs." Capitalization commences when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Amortization commences when the software is placed into service.

        We also capitalize interest on internal software development projects in accordance with SFAS No. 34, "Capitalization of Interest Cost," and SOP 98-1. The amount of interest capitalized is computed by applying our weighted average borrowing rate to the average amount of accumulated expenditures in the period. We capitalized $3 million of interest during the year ended December 31, 2007 and nil during the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006 and the year ended December 31, 2005.

        We evaluate the recoverability of our tangible long-lived assets, including property and equipment and other finite-lived intangible assets, when circumstances indicate the carrying value of those assets may not be recoverable pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows to be generated from these assets, on an undiscounted basis. If this analysis indicates that the carrying value of an asset is not recoverable, the carrying value is reduced to fair value through an impairment charge to the consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Goodwill, Trademarks and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed in the acquisition of a business. We assign goodwill to reporting units that are expected to benefit from the business combination as of the acquisition date. Goodwill is not subject to amortization; however, it is assessed at least annually for impairment.

        Our indefinite-lived intangible assets are comprised of trademarks and trade names, which are not subject to amortization. Our finite-lived intangible assets are primarily comprised of customer and vendor relationships and are amortized over their estimated useful lives, generally 3 to 14 years, using the straight-line method. Our intangible assets primarily relate to the acquisition of entities accounted for using the purchase method of accounting and are estimated by management based on the fair value of assets received.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we assess the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for possible impairment using a two-step method in which the carrying value of our reporting units is compared to their fair values. Step one of the impairment test is used as a screening process to identify a potential goodwill impairment. Step two is used to measure the amount of the goodwill impairment, if any exists. We determine the fair value of our reporting units utilizing discounted future cash flows and incorporate assumptions we believe marketplace participants would utilize. We use market multiples and other factors to corroborate the discounted cash flow results, if available.

        We test our indefinite-lived intangible assets for impairment on an annual basis or upon a triggering event, by comparing the carrying amount to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets, then the carrying value is reduced to fair value through an impairment charge recorded to the consolidated statement of operations. The estimated fair value is generally determined on the basis of discounted future cash flows.

        We perform our annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of each year subsequent to completing our annual forecasting process. In 2005, we determined that the carrying values of goodwill as well as certain indefinite and finite-lived intangible assets exceeded their estimated fair values. As a result, we recorded a charge of $400 million to the impairment of goodwill and intangible assets line in the consolidated statements of operations, of which $241 million related to goodwill, $114 million related to indefinite-lived intangible assets and $45 million related to finite-lived intangible assets. In 2006, we completed impairment testing prior to the date of the Blackstone Acquisition because the offer price indicated a need for an assessment prior to our annual testing date. As a result, we recorded a charge of $122 million to the impairment of goodwill and intangible assets line in the consolidated statements of operations, of which $115 million related to goodwill, $6 million related to other indefinite-lived intangible assets and $1 million related to finite-lived intangible assets.

Tax Sharing Liability

        We have a liability included in our consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. The agreement governs the allocation of approximately $277 million of tax benefits resulting from a taxable exchange that took place in

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

connection with the Orbitz initial public offering in December 2003 ("Orbitz IPO"). As a result of this exchange, the Founding Airlines incurred a taxable gain when they sold their Orbitz common stock at the time of the Orbitz IPO. The taxable exchange also caused Orbitz to have additional future tax deductions for depreciation and amortization due to the increased tax basis of its assets. The additional tax deductions for depreciation and amortization may reduce the amount of taxes we are required to pay in future years. For each tax period during the term of the tax sharing agreement, we are obligated to pay the Founding Airlines a significant percentage of the amount of the tax benefit realized as a result of the taxable exchange. The tax sharing agreement commenced upon consummation of the Orbitz IPO and continues until all tax benefits have been utilized.

        We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes that could materially affect the present value of the tax sharing liability. Although the expected gross payment amount is $277 million, our quarterly reviews could indicate that the timing of payments has changed. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our consolidated balance sheets and interest expense in our consolidated statements of operations.

Equity-Based Compensation

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments" ("SFAS No. 123(R)"), which eliminates the alternative to measuring stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123(R) on January 1, 2006, as required, under the modified prospective application method. The adoption of SFAS No. 123(R) did not have a significant impact on our results of operations.

        Our consolidated financial statements as of and for the year ended December 31, 2007 and the period from August 23, 2006 to December 31, 2006 and the period from January 1, 2006 to August 22, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

        We measure equity-based compensation cost at fair value and recognize the corresponding compensation expense on a straight-line basis over the service period during which awards are expected to vest. We include equity-based compensation expense in the selling, general and administrative line of our consolidated statements of operations. The fair value of restricted stock and restricted stock units is determined based on the average of the high and low price of our common stock on the date of grant. The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model. The amount of equity-based compensation expense recorded each period is net of estimated forfeitures. We estimate forfeitures based on historical employee turnover rates, the terms of the award issued, and assumptions regarding future employee turnover.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

        We have identified the following new accounting pronouncements that either have been recently adopted or issued that may affect us upon adoption:

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold and a measurement standard for recognition and measurement in the financial statements of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007. We have been indemnified by Cendant for taxes related to periods prior to the Blackstone Acquisition. See Note 11—Income Taxes for details regarding the adoption of this pronouncement. Upon adoption of FIN 48, we recorded an additional income tax liability of $2 million and corresponding goodwill of $2 million.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. The adoption of this standard is not expected to have a material effect on our consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of its choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective on January 1, 2008. We are currently evaluating the impact of the adoption of this statement on our financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 141(R) will become effective for our fiscal year beginning January 1, 2009. We are currently evaluating the effect the adoption of SFAS No. 141(R) on our financial statements.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions

        Assets acquired and liabilities assumed in business combinations are recorded in our consolidated balance sheets based upon their estimated fair values at the respective acquisition dates. The results of operations of businesses acquired by us have been included in the consolidated statements of operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

2006 Acquisition

        Blackstone Acquisition    On August 23, 2006, Blackstone and TCV acquired Travelport, which consisted of Cendant's travel distribution services businesses, for $4.1 billion in cash. The assets acquired and liabilities assumed in connection with the Blackstone Acquisition were recorded at their relative fair values on the acquisition date. This allocation was based on a valuation derived from assumptions and estimates provided by management. The preliminary allocation was subject to revision until final resolution was reached on certain outstanding contingent liabilities. During the third quarter of 2007, the allocation of the purchase price was finalized. We were allocated $1.3 billion of the $4.1 billion purchase price based on the relative fair value of the businesses included in the acquisition. The table below summarizes the final allocation of the purchase price to our businesses:

Amount
(in millions)
Cash	$36
Current assets	91
Property and equipment	161
Other non-current assets	90
Intangible assets(a)	405
Goodwill	1,186

Total assets	1,969
Total current liabilities	402
Total non-current liabilities	270

Total liabilities	672

Fair value of net assets acquired	$1,297

    (a)
    This amount represents $310 million of indefinite-lived trademarks, $91 million of customer relationships with an estimated weighted-average life of six years and $4 million of other intangible assets with an estimated weighted-average life of seven years.

        The total amount of goodwill that was assigned to us was $1.2 billion. Tax amortizable goodwill exists from a prior transaction, and any carryover tax basis associated with the goodwill amount is expected to be tax deductible. No additional tax amortizable goodwill arose from the Blackstone Acquisition.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

2005 Acquisitions

        ebookers    On February 28, 2005, Cendant acquired ebookers, a leading full service travel company in Europe. ebookers offered a wide range of discount and standard price travel products and services including air travel, hotels, car rentals, cruises and travel insurance. The table below summarizes the final purchase price allocation:

Amount
(in millions)
Cash	$82
Other current assets	32
Property and equipment	24
Intangibles assets(a)	187
Goodwill(b)	369
Other non-current assets	13

Total assets	707
Total current liabilities	157
Total non-current liabilities	96

Total liabilities	253

Fair value of net assets acquired	$454

    (a)
    This amount represents $135 million of indefinite-lived trademarks associated with the exclusive right to use the ebookers name, $41 million of customer relationships with an estimated weighted-average life of five years and $11 million of other intangible assets with an estimated weighted-average life of ten years.

    (b)
    Cendant based the net purchase price for the acquisition on historical as well as forecasted performance metrics, which included earnings before interest, tax, depreciation and amortization ("EBITDA") and cash flow, as well as synergies expected from the benefits of expanding its online presence geographically. As a result, the predominant portion of the purchase price was based on the expected financial performance of the business, rather than the value of the identified net assets at the time of the acquisition. As a result, a significant amount of the purchase price was allocated to goodwill.

        As part of the ebookers acquisition, Cendant formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of Orbitz and ebookers, which were expected to be achieved through the involuntary termination of certain ebookers employees and the termination of certain lease obligations. Cendant formally communicated the termination of employment to approximately 110 employees, representing a wide range of employee groups, and as of December 31, 2005, substantially all of these employees had been terminated. As a result of these actions, Cendant established personnel-related and facility-related liabilities of $6 million and $4 million, respectively. As of December 31, 2005, cash payments of $6 million had been made, which reduced the personnel-related liability to almost nil. Additionally, during 2005, other adjustments of $1 million were made to the facility-related liability, which reduced the facility-related liabilities to $3 million as of December 31, 2005. During 2006, cash payments of $1 million and other adjustments

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

of $1 million were made, which reduced the facility-related liabilities to $1 million as of December 31, 2006. During 2007, the total activity in the facility-related liabilities was almost nil, and the balance was $1 million at December 31, 2007. We anticipate that the remainder of the lease termination costs will be paid by 2013.

        Other.    During 2005, Cendant also acquired AsiaHotels.com and Away.com for aggregate consideration of $11 million in cash, which resulted in goodwill (based on the allocation of the purchase price) of $8 million.

Pro Forma Financial Information (Unaudited)

        The following unaudited pro forma financial information for our portion of the Blackstone Acquisition reflects our results of operations as if the acquisition had been consummated as of the beginning of the periods presented. This pro forma financial information is based on historical information and does not necessarily reflect the actual results of operations that would have occurred, nor is it indicative of future results.

	Predecessor
	Period from January 1, 2006 to August 22, 2006			Year Ended December 31, 2005
	Historical As Reported	Adjustments(a)	Pro Forma	Historical As Reported	Adjustments(a)	Pro Forma
	(in millions)
Net revenue	$510	$(20)	$490	$686	$15	$701
Net (loss) income from continuing operations	$(121)	$108	$(13)	$(388)	$435	$47
(a)
This amount includes adjustments to amortization and depreciation expense based on the fair value and estimated useful lives assigned to tangible and intangible assets at the time of the Blackstone Acquisition. This amount also includes adjustments recorded to deferred revenue as well as the amortization of certain below market contracts with suppliers recorded as a result of the acquisition, which reduced net revenue and net income. The impairment of intangible assets recorded in both periods is also excluded in the calculation of pro forma net (loss) income from operations, as goodwill and intangible assets would have been stated at fair value at the beginning of each period presented had purchase accounting been applied, and therefore impairment would not have existed. The adjustments for 2005 also include the operating results of ebookers, from January 1, 2005 through February 28, 2005, the date of acquisition.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment, Net

        Property and equipment, net, consisted of the following:

	Successor
	December 31, 2007	December 31, 2006
	(in millions)
Capitalized software	$149	$84
Furniture, fixtures and equipment	60	44
Building and leasehold improvements	15	21
Construction in progress	7	28

Gross property and equipment	231	177
Less: accumulated depreciation and amortization	(47)	(11)

Property and equipment, net	$184	$166

        In July 2007, we placed the first phase of our new global technology platform into service. As a result, construction in progress costs of $42 million were transferred to the applicable property and equipment category, primarily capitalized software, in the consolidated balance sheet.

        For the year ended December 31, 2007 and for the periods August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, we recorded depreciation and amortization expense related to property and equipment in the amount of $37 million, $11 million, $32 million and $65 million, respectively.

        The gross amount of assets subject to capital leases at December 31, 2007 and December 31, 2006 was $4 million and $5 million, respectively. Assets subject to capital leases are included in furniture, fixtures and equipment. The accumulated amortization of assets subject to capital leases was $3 million and $2 million at December 31, 2007 and December 31, 2006, respectively. The corresponding amortization expense is included in depreciation and amortization expense in the consolidated statements of operations. As of December 31, 2007 and December 31, 2006, we had a liability of $1 million and $3 million under our capital leases, respectively. The remaining liability at December 31, 2007 is due in 2008.

5. Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangible assets consisted of the following:

	Successor
	December 31, 2007	December 31, 2006
	(in millions)
Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$1,181	$1,190
Trademarks and trade names	313	311

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill are as follows:

Amount
(in millions)
Predecessor:
Balance at December 31, 2005	$1,395
Impairment(a)	(115)
Impact of foreign currency translation and other	11

Balance at August 22, 2006	$1,291

Successor:
Balance at August 23, 2006 and December 31, 2006(b)	$1,190
Adjustments to goodwill acquired during 2006(c):
Tax sharing liability(d)	(8)
Other(e)	(7)
Impact of foreign currency translation(f)	6

Balance at December 31, 2007	$1,181

    (a)
    This amount represents a goodwill impairment charge which is further described in Note 2—Summary of Significant Accounting Policies.

    (b)
    The assets acquired and liabilities assumed in connection with the Blackstone Acquisition were recorded at their relative fair values on the date of acquisition, August 23, 2006, in accordance with SFAS No. 141, "Business Combinations." As of August 23, 2006 and December 31, 2006, $1,190 million of the purchase price was allocated to goodwill (see Note 3—Acquisitions).

    (c)
    During the third quarter of 2007, we finalized the purchase price allocations for the Blackstone Acquisition.

    (d)
    This amount represents adjustments to goodwill related to the refinement of certain estimates, including the applicable tax rate and period of payment, previously used to determine the net present value of the tax sharing liability as of the date of the Blackstone Acquisition (see Note 8—Tax Sharing Liability).

    (e)
    This amount represents other adjustments to goodwill related to purchase price allocations, including the refinement of the fair value of assets acquired and liabilities assumed.

    (f)
    Upon finalization of the purchase price allocation for the Blackstone Acquisition, we allocated goodwill among our subsidiaries, including certain international affiliates. As a result, our goodwill is impacted by foreign currency translation.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

        Finite-lived intangible assets consisted of the following:

	Successor
	December 31, 2007				December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets:
Customer relationships	$90	$(26)	$64	6	$91	$(6)	$85	6
Vendor relationships and other	5	(1)	4	7	4	(1)	3	7

Total Finite-Lived Intangible Assets	$95	$(27)	$68	6	$95	$(7)	$88	6

        For the year ended December 31, 2007 and for the periods August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, we recorded amortization expense related to finite-lived intangible assets in the amount of $20 million, $7 million, $5 million and $13 million, respectively. These amounts are included in depreciation and amortization expense in our consolidated statements of operations.

        The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in millions)
2008	$19
2009	19
2010	13
2011	4
2012	3
Thereafter	10

Total	$68

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accrued Expenses

        Accrued expenses consisted of the following:

	Successor
	December 31, 2007	December 31, 2006
	(in millions)
Accrued employee costs	$15	$21
Accrued advertising and marketing	25	35
Accrued tax sharing liability, current	27	9
Accrued unfavorable contracts, current	3	10
Accrued rebates	6	6
Accrued technology costs	6	5
Accrued facilities costs	8	11
Accrued customer service costs	5	5
Accrued professional fees	4	3
Other	22	22

Total accrued expenses	$121	$127

        Accrued merchant payable was included within accrued expenses in our consolidated balance sheets in prior periods (see Note 2—Summary of Significant Accounting Policies). However, for presentation in the current period, the accrued merchant payable balance as of December 31, 2007 and 2006 is now included as a separate line item in our consolidated balance sheets.

        Our accrued merchant payable balance originates from reservations booked under the merchant model. Under the merchant model, customers generally pay us for reservations in advance, at the time of booking, and we pay our suppliers at a later date. Initially, these advance payments are recorded as deferred income and accrued merchant payables. The amount recorded to accrued merchant payable represents the amount we owe our suppliers, which includes the negotiated net rate plus estimated taxes. The amount recorded to deferred income represents the net revenue that we will ultimately recognize when the customer uses the reservation.

        During 2007, we terminated an online marketing services agreement. As a result, we are required to make a total of $18 million of termination payments from January 1, 2008 to December 31, 2016. At December 31, 2007, the net present value of these payments of $14 million was included in our consolidated balance sheets, $1 million of which was included in accrued expenses and $13 million was included in other non-current liabilities. A corresponding expense of $13 million was recorded to selling, general and administrative expense in our consolidated statements of operations for the year ended December 31, 2007, and we accreted $1 million of interest expense related to the liability.

7. Term Loan and Revolving Credit Facility

        On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement ("Credit Agreement") consisting of a seven-year $600 million term loan facility ("Term Loan") and a six-year $85 million revolving credit facility ("Revolver").

Term Loan

        The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Term Loan and Revolving Credit Facility (Continued)

equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate ("Alternative Base Rate"). The principal amount of the Term Loan is payable in quarterly installments of $1.5 million beginning on December 31, 2007, with the final installment of approximately $560 million due upon maturity on July 25, 2014. However, these payments could change, as beginning with the year ending December 31, 2008, we will be required to make mandatory prepayments on the Term Loan in an amount up to 50% of our excess cash flow, as defined in the Credit Agreement. At December 31, 2007, $599 million was outstanding on the Term Loan.

        We entered into two interest rate swaps that effectively convert $300 million of the Term Loan to a fixed interest rate (see Note 13—Derivative Financial Instruments). At December 31, 2007, $300 million of the Term Loan effectively bears interest at a fixed rate of 8.21% through these interest rate swaps. The remaining $299 million of the Term Loan bears interest at a variable rate of LIBOR plus 300 basis points, or 7.85%, at December 31, 2007.

Revolver

        The Revolver provides for borrowings and letter of credit issuances of up to $85 million and bears interest at a variable rate, at our option, of LIBOR plus a margin of 250 basis points or an Alternative Base Rate plus a margin of 150 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We also incur a commitment fee of 50 basis points on any unused amounts on the Revolver. The Revolver matures on July 25, 2013. At December 31, 2007, $1 million was outstanding on the Revolver. The amount outstanding bears interest at a rate equal to the Alternative Base Rate plus 150 basis points, or 8.75%, at December 31, 2007. During the year ended December 31, 2007, commitment fees on unused amounts on the Revolver were almost nil.

        We incurred an aggregate of $5 million of debt issuance costs in connection with the Term Loan and Revolver. These costs are being amortized to interest expense over the contractual terms of the Term Loan and Revolver based on the effective-yield method. Amortization of debt issuance costs was almost nil for the year ended December 31, 2007.

        The Term Loan and Revolver are both secured by substantially all of our and our domestic subsidiaries' tangible and intangible assets, including a pledge of 100% of the outstanding capital stock or other equity interests of substantially all of our direct and indirect domestic subsidiaries and 65% of the capital stock or other equity interests of certain of our foreign subsidiaries, subject to certain exceptions. The Term Loan and Revolver are also guaranteed by substantially all of our domestic subsidiaries.

        The Credit Agreement contains various customary restrictive covenants that limit our and our subsidiaries' ability to, among other things: incur additional indebtedness or guarantees; enter into sale or leaseback transactions; make investments, loans or acquisitions; grant or incur liens on our assets; sell our assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments. The Credit Agreement requires us to maintain a maximum total leverage ratio and minimum fixed charge coverage ratio, each as defined in the Credit Agreement. As of December 31, 2007, we were in compliance with these covenants.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Term Loan and Revolving Credit Facility (Continued)

        The table below shows the aggregate maturities of the Term Loan and Revolver over the next five years, excluding any mandatory repayments that could be required under the Term Loan:

Year	(in millions)
2008	$6
2009	6
2010	6
2011	6
2012	6
Thereafter	570

Total	$600

8. Tax Sharing Liability

        We have a liability included in our consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. The agreement governs the allocation of tax benefits resulting from a taxable exchange that took place in connection with the Orbitz IPO in December 2003. As a result of this taxable exchange, the Founding Airlines incurred a taxable gain. The taxable exchange also caused Orbitz to have additional future tax deductions for depreciation and amortization due to the increased tax basis of its assets. The additional tax deductions for depreciation and amortization may reduce the amount of taxes we are required to pay in future years. For each tax period during the term of the tax sharing agreement, we are obligated to pay the Founding Airlines a significant percentage of the amount of the tax benefit realized as a result of the taxable exchange. The tax sharing agreement commenced upon consummation of the Orbitz IPO and continues until all tax benefits have been utilized.

        As of December 31, 2007, the remaining payments that may be due under this agreement were approximately $277 million. We estimate that the net present value of our obligation to pay tax benefits to the Founding Airlines was $141 million and $135 million at December 31, 2007 and December 31, 2006, respectively. This estimate is based upon certain assumptions, including our future operating performance and taxable income, the tax rate, the timing of tax payments, current and projected market conditions, and the applicable discount rate, all of which we believe are reasonable. These assumptions are inherently uncertain, however, and actual results could differ from our estimates.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Tax Sharing Liability (Continued)

        The table below shows the changes in the tax sharing liability over the past two years:

Amount
(in millions)
Balance at December 31, 2005	$175
Accretion of interest expense(a)	18
Cash settlement of tax sharing liability(b)	(49)
Adjustment recorded in connection with the Blackstone Acquisition(c)	(9)

Balance at December 31, 2006	135
Accretion of interest expense(a)	14
Adjustment recorded in finalizing purchase accounting for the Blackstone Acquisition(d)	(8)

Balance at December 31, 2007	$141

    (a)
    We accreted interest expense related to the tax sharing liability of $14 million, $5 million, $13 million and $16 million for the year ended December 31, 2007 and for the periods August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, respectively.

    (b)
    During the period from January 1, 2006 to August 22, 2006, we settled our obligation to one of the Founding Airlines under the tax sharing agreement. This cash settlement was made in connection with the renegotiation of an agreement between Galileo, a subsidiary of Travelport, and the Founding Airline. The net present value of our obligation to the Founding Airline at the time of cash settlement was $49 million. The difference between the net present value of our obligation to the Founding Airline and the amount of the cash settlement was transferred to Galileo, as it was deemed to relate to the re-negotiation of the agreement between Galileo and the Founding Airline.

    (c)
    This amount represents the adjustment recorded to the fair value of the tax sharing liability in connection with the preliminary allocation of the purchase price for the Blackstone Acquisition.

    (d)
    In connection with finalizing the purchase accounting for the Blackstone Acquisition, we refined certain estimates previously used to determine the net present value of the tax sharing liability as of the date of the Blackstone Acquisition. This resulted in an $8 million decrease in the tax sharing liability and a corresponding decrease in goodwill in the consolidated balance sheet (see Note 5—Goodwill and Intangible Assets).

        Based upon the future payments we expect to make, the current portion of the tax sharing liability of $27 million and $9 million is included in accrued expenses in the consolidated balance sheets at December 31, 2007 and December 31, 2006, respectively. The long term portion of the tax sharing liability of $114 million and $126 million is reflected as the tax sharing liability in the consolidated balance sheets at December 31, 2007 and December 31, 2006, respectively. At the time of the Blackstone Acquisition, Cendant indemnified Travelport and us for amounts due under the tax sharing agreement. As a result, we recorded a receivable of $37 million which is included in other non-current assets in the consolidated balance sheets at December 31, 2007 and December 31, 2006, respectively. We expect to collect this receivable when Cendant receives the tax benefit.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Tax Sharing Liability (Continued)

        The table below shows the estimated payments under our tax sharing liability over the next five years:

Year	(in millions)
2008	$27
2009	11
2010	16
2011	26
2012	15
Thereafter	182

Total	$277

9. Unfavorable Contracts

Worldspan

        We use GDS services to access certain airline schedule and fare information and to process most bookings. In 2001, when Orbitz and Worldspan had common owners, Orbitz entered into a contract with Worldspan for the use of GDS services provided by Worldspan for air travel and car rental reservations (the "former Worldspan contract"). This contract was set to expire on October 31, 2011.

        The former Worldspan contract was structured such that we received an incentive payment for each air travel and car rental segment that was processed through Worldspan. The contract also required us to process a minimum of 16 million combined air and car segments each year. Our failure to process the required number of segments would result in us having to make a shortfall payment for each segment below 16 million.

        The rates earned under the former Worldspan contract were considered unfavorable when compared to market rates at the time of Cendant's acquisition of Orbitz in 2004 and the Blackstone Acquisition in 2006. As a result, an unfavorable contract liability was recorded at its fair value at each acquisition date. At December 31, 2006, the net present value of the unfavorable contract liability was $32 million. At December 31, 2006, the current portion of the liability of $7 million was included in accrued expenses and the long term portion of the liability of $25 million was included in unfavorable contracts in our consolidated balance sheet. This liability was being amortized to revenue in our consolidated statements of operations on a straight-line basis over the remaining contractual term.

        We completed the re-negotiation of our unfavorable contract with Worldspan in July 2007, concurrent with the then pending acquisition of Worldspan by Travelport. We entered into a new agreement with Travelport to use GDS services provided by both Galileo and Worldspan. The new agreement replaced the former Worldspan contract discussed above as well as a GDS contract we had with Galileo. The new agreement became effective in July 2007 with respect to GDS services provided by Galileo. In August 2007, upon the completion of Travelport's acquisition of Worldspan, the new agreement became effective for GDS services provided by Worldspan. As a result, the former Worldspan contract was settled, at which time we reversed the unfavorable contract liability and recorded a corresponding capital contribution in the amount of $28 million from Travelport in our consolidated balance sheet. We believe the rates earned under the new agreement approximate market

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Unfavorable Contracts (Continued)

rates. The terms of the new agreement are described in further detail in Note 16—Related Party Transactions.

        We recognized revenue under this unfavorable contract in the amount of $4 million, $2 million, $6 million and $9 million for the year ended December 31, 2007 and for the periods August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, respectively.

Charter Associate Agreements

        In December 2003, we entered into amended and restated airline charter associate agreements, or "Charter Associate Agreements," with the Founding Airlines as well as US Airways ("Charter Associate Airlines"). These agreements pertain to our Orbitz business, which was owned by the Founding Airlines at the time we entered into the agreements. The Charter Associate Agreements set forth the terms under which Orbitz can offer air travel on behalf of the Charter Associate Airlines to consumers and require the Charter Associate Airlines to provide us with agreed upon transaction payments when consumers book this travel. The transaction payments that we receive are based on the value of the ticket and gradually decrease over time. The agreements also provide Orbitz with nondiscriminatory access to seat availability for published fares as well as marketing and promotional support. The agreements expire on December 31, 2013.

        Under the Charter Associate Agreements, we must pay a portion of the GDS incentive payments earned from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter Associate Airline are booked through the Orbitz.com website utilizing a GDS provider. The rebate payments are made in part for in-kind marketing and promotional support we receive. However, a portion of the rebate payments are deemed to be unfavorable because we receive no benefit for these payments. The rebate structure continues to apply to the incentive payments earned under the new contract that we entered into with Travelport in July 2007 (see Note 16—Related Party Transactions).

        The rebate structure under the Charter Associate Agreements was considered unfavorable when compared to market conditions at the time of Cendant's acquisition of Orbitz in 2004 and the Blackstone Acquisition in 2006. As a result, an unfavorable contract liability was recorded at its fair value at each acquisition date. The fair value of the unfavorable contract liability was determined using the discounted cash flows of the expected rebates, net of the expected fair value of in-kind marketing support.

        At December 31, 2007 and December 31, 2006, the net present value of the unfavorable contract liability was $20 million and $23 million, respectively. The current portion of the liability of $3 million and $3 million is included in accrued expenses in the consolidated balance sheets at December 31, 2007 and December 31, 2006, respectively. The long term portion of the liability of $17 million and $20 million is included in unfavorable contracts in the consolidated balance sheets at December 31, 2007 and December 31, 2006, respectively.

        This liability is being amortized to revenue in the consolidated statements of operations on a straight-line basis over the remaining contractual term. We recognized revenue for the unfavorable portion of the Charter Associate Agreements in the amount of $3 million, $1 million, $1 million and $2 million for the year ended December 31, 2007 and for the periods August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies

        The following table summarizes our commitments and contingencies as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Operating leases(a)	$8	$8	$8	$8	$7	$34	$73
Capital leases (see Note 4—Property and Equipment, Net)	1	—	—	—	—	—	1
Travelport GDS contract(b)	20	20	20	20	20	40	140
Telecommunications service agreement(c)	1	—	—	—	—	—	1
Software license agreement	9	9	8	—	—	—	26

Total	$39	$37	$36	$28	$27	$74	$241

(a)
These operating leases are primarily for facilities and equipment and represent non-cancelable leases. Certain leases contain periodic rent escalation adjustments and renewal options. Our operating leases expire at various dates, with the latest maturing in 2023. For the year ended December 31, 2007 and for the periods August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, we recorded rent expense in the amount of $8 million, $3 million, $8 million and $16 million, respectively. As a result of various subleasing arrangements that we have entered into, we are expecting approximately $4 million in sublease income through 2011.

(b)
The Travelport GDS service agreement is structured such that we receive an incentive payment for each segment that is processed through Galileo or Worldspan. The agreement also required us to process 33 million segments during 2007, 16 million segments through Worldspan and 17 million segments through Galileo. The required number of segments processed in future years for Worldspan remains fixed at 16 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed in the preceding year. In 2008, we are required to process approximately 22 million segments through Galileo. Our failure to process the required number of segments would result in a shortfall payment of $1.25 per segment below the required minimum. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict any shortfall. If we meet the minimum number of segments, we are not required to make payments of any kind to Galileo or Worldspan (see Note 16—Related Party Transactions). No payments were made to Travelport in 2007 related to the required minimum segments.

(c)
As part of an agreement with a vendor, we have an obligation to purchase $1 million of telecommunications equipment by August 31, 2008.

        In addition to the commitments and contingencies shown above, we are required to make principal payments on our Term Loan and pay down amounts outstanding on our Revolver (see Note 7—Term Loan and Revolving Credit Facility). We also expect to make approximately $277 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 8—Tax Sharing Liability). Also excluded from the above table are $2 million of liabilities for uncertain tax positions for which the period of settlement is not determinable.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

  Company Litigation

        We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters within the United States and abroad.

        We are party to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business. Some of the cases are purported class actions and most of the cases were brought simultaneously against other Internet travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions' hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys' fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

        We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The City of Baltimore, Maryland, City of New Orleans, Louisiana, the City of Philadelphia, Pennsylvania, the City of Madison, Wisconsin, the counties of Mecklenburg, Stanly and Brunswick, North Carolina, the counties of Miami-Dade and Broward, Florida, the cities of Alpharetta, Atlanta, Cartersville, Cedartown, College Park, Columbus, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia, the counties of Cobb, DeKalb, Fulton and Gwinnett, Georgia, the cities of Anaheim, Los Angeles and San Diego, California, the cities of Pine Bluff and North Little Rock, Arkansas, the county of Jefferson, Arkansas, state and local tax officials from Arizona, Florida, Wisconsin, Pennsylvania and Indiana, and a third-party on behalf of unnamed municipalities and counties in Alabama, among others, have begun or attempted to pursue formal or informal administrative procedures or audits or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

        We believe that we have meritorious defenses and we are vigorously defending against these claims, proceedings and inquiries. We have not recorded any reserves related to these hotel occupancy tax matters.

        Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters based upon advice of counsel, unfavorable resolutions could occur. While we cannot estimate our range of loss, an adverse outcome from these unresolved proceedings could be material to us with respect to earnings or cash flows in any given reporting period. We do not believe that the impact of this unresolved litigation would result in a material liability to us in relation to our financial position or liquidity.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

        We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. In December 2007, we were reimbursed for $3 million of these costs. The amount of the reimbursement is reflected as a reduction of selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, "Accounting for Contingencies," as of December 31, 2007, we have not recognized a gain for the outstanding contingent claims for which we have not yet received reimbursement.

  Standard Guarantees/Indemnifications

        In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. These guarantees and indemnifications are granted under various agreements, including, but not limited to, those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks or other intellectual property, (iv) access to credit facilities and use of derivatives, and (v) issuances of surety bonds. The guarantees and indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts, and (iv) surety companies in surety bond arrangements. While some of these guarantees and indemnifications extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees and indemnifications, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees and indemnifications, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, insurance coverage is maintained that mitigates any potential payments to be made. At December 31, 2007 and December 31, 2006, there were $3 million and $2 million, respectively, of surety bonds outstanding.

  Financing Arrangements

        We are required to issue letters of credit to certain suppliers and non-U.S. government agencies. Travelport (subsequent to the Blackstone Acquisition) and Cendant (prior to the Blackstone Acquisition) issued letters of credit on our behalf under their letter of credit facility or revolving credit facility. The letter of credit fees were $2 million for the year ended December 31, 2007 and almost nil for the periods August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, respectively. At December 31, 2007 and December 31, 2006, there were $74 million and $59 million of outstanding letters of credit issued on our behalf, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

        Pre-tax (loss) income for U.S. and non-U.S. operations consisted of the following:

	Year Ended December 31, 2007 Successor	Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor	Year Ended December 31, 2005 Predecessor
	(in millions)
U.S.	$(6)	$(1)	$31	$8
Non-U.S.	(35)	(23)	(151)	(438)

Loss before income taxes	$(41)	$(24)	$(120)	$(430)

        The provision (benefit) for income taxes consists of the following:

	Year Ended December 31, 2007 Successor	Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor	Year Ended December 31, 2005 Predecessor
	(in millions)
Current
U.S. federal and state	$—	$—	$—	$—
Non-U.S.	5	(1)	17	7

	5	(1)	17	7
Deferred
U.S. federal and state	6	—	—	—
Non-U.S.	32	2	(16)	(49)

	38	2	(16)	(49)

Provision (benefit) for income taxes	$43	$1	$1	$(42)

        For the period August 23, 2006 to December 31, 2006, we were part of a consolidated U.S. federal income tax filing group and were included in Travelport's consolidated U.S. federal and state income tax returns. For the period January 1, 2006 to August 22, 2006 and the year ended December 31, 2005, prior to the Blackstone Acquisition, the Predecessor was part of Cendant's consolidated U.S. federal income tax filing group and was included in Cendant's consolidated U.S. federal and state income tax returns. The results of operations of Travelport for the period from January 1, 2007 to February 7, 2007 will be included in the consolidated U.S. federal and state income tax returns for the year ended December 31, 2007 to be filed by Orbitz Worldwide, Inc. and its subsidiaries. However, the provision for income taxes was computed as if we filed our U.S. federal, state and foreign income tax returns on a Separate Company basis without the inclusion of the results of operations of Travelport for the period January 1, 2007 to February 7, 2007.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        Our effective income tax rate differs from the U.S. federal statutory rate as follows for the periods specified below:

	Year Ended December 31, 2007 Successor	Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor	Year Ended December 31, 2005 Predecessor
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(1.2)	(1.4)	—	—
Rate change impact on deferred income taxes	(2.4)	—	—	—
Taxes on non-U.S. operations at differing rates	(2.4)	(36.0)	(45.4)	(26.0)
Taxes on other repatriated foreign income, net of tax credits	—	(3.1)	—	—
Change in valuation allowance	(110.6)	3.2	9.7	0.7
Foreign deemed dividends	(12.5)	—	—	—
Non deductible public offering costs	(2.0)	—	—	—
Reserve for uncertain tax positions	(5.1)	—	—	—
Other	(1.5)	(1.9)	(0.1)	0.1

Effective income tax rate	(102.7)%	(4.2)%	(0.8)%	9.8%

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        Current and non-current deferred income tax assets and liabilities in various jurisdictions are comprised of the following:

	Successor
	December 31,
	2007	2006
	(in millions)
Current deferred income tax assets (liabilities):
Accrued liabilities and deferred income	$19	$16
Provision for bad debts	1	1
Prepaid expenses	(3)	(4)
Tax sharing liability	4	—
Valuation allowance	(18)	(16)

Current net deferred income tax assets (liabilities)	$3	$(3)

Non-current deferred income tax assets (liabilities):
U.S. net operating loss carryforwards	27	22
Non-U.S. net operating loss carryforwards	113	98
Accrued liabilities and deferred income	39	21
Depreciation and amortization	93	118
Tax sharing liability	47	166
Capital loss carryforward	—	14
Change in reserve accounts	7	21
Other	(2)	(3)
Valuation allowance	(312)	(399)

Non-current net deferred income tax assets	$12	$58

        The current and deferred income tax assets and liabilities are presented in our consolidated balance sheets as follows:

	Successor
	December 31,
	2007	2006
	(in millions)
Current net deferred income tax assets (liabilities):
Deferred income tax asset, current	$3	$—
Deferred income tax liability, current(a)	—	(3)

Current net deferred income tax assets (liabilities)	$3	$(3)

Non-current net deferred income tax assets (liabilities):
Deferred income tax asset, non-current	12	62
Deferred income tax liability, non-current(b)	—	(4)

Non-current net deferred income tax assets	$12	$58

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

(a)
The current portion of the deferred income tax liability at December 31, 2006 of $3 million is included in the other current liabilities line item in our consolidated balance sheet.

(b)
The non-current portion of the deferred income tax liability at December 31, 2006 of $4 million is included in the other non-current liabilities line item in our consolidated balance sheet.

        During 2007, we recorded a full valuation allowance against $30 million of foreign deferred tax assets related to portions of our U.K.-based business in accordance with SFAS No. 109. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Prior to the IPO, we had the ability to offset these losses with taxable income of Travelport subsidiaries and affiliates in the U.K. As a result of the IPO, these subsidiaries are no longer in our U.K. group and, as a result, their income is not available to offset our losses in the U.K. group at December 31, 2007.

        During the year ended December 31, 2007, we also recorded an adjustment to reduce the deferred tax assets and associated valuation allowance by $115 million, resulting in no impact to the net deferred income tax asset. This adjustment related to the difference between the book and tax basis in the liability.

        As of December 31, 2007, we had a valuation allowance of $330 million, $272 million of which was established in purchase accounting for the Blackstone Acquisition. To the extent that any valuation allowances established in purchase accounting are reduced, these reductions will be recorded as adjustments to goodwill rather than the provision for income taxes. The net deferred tax asset at December 31, 2007 and December 31, 2006 amounted to $15 million and $55 million, respectively. These net deferred tax assets relate to temporary tax to book differences in non-U.S. jurisdictions, the realization of which is, in management's judgment, more likely than not. We have assessed, based on experience with relevant taxing authorities, our expectations of future taxable income, carry-forward periods available and other relevant factors, that we will be more likely than not to recognize this deferred tax asset.

        As of December 31, 2007, we had U.S. federal and state net operating loss carry-forwards of approximately $67 million and $30 million, respectively, which expire between 2020 and 2026. In addition, we had $382 million of non-U.S. net operating loss carry-forwards, most of which do not expire. No provision has been made for U.S. federal or non-U.S. deferred income taxes on approximately $8 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2007. A provision has not been established because it is our present intention to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings at December 31, 2007 is not practicable.

        We adopted the provisions of FIN 48 effective January 1, 2007. Given the inherent complexities of the business and that we are subject to taxation in a substantial number of jurisdictions, we routinely assess the likelihood of additional assessment in each of the taxing jurisdictions. We have established a liability for unrecognized tax benefits that management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in circumstance or an event occurs necessitating a change to the liability.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in millions)
Balance as of January 1, 2007	$2
Reductions for tax positions taken during prior years	(1)
Additions for tax positions taken during the current year	2
Settlements	(1)

Balance as of December 31, 2007	$2

        The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2 million. We do not reasonably expect changes in the liability for unrecognized tax benefits within the next twelve months.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties were almost nil as of December 31, 2007.

        We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. We adjust these unrecognized tax benefits, as well as the related interest and penalties, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to our effective income tax rate in the period of resolution.

        For purposes of FIN 48, with respect to periods prior to the Blackstone Acquisition, we are only required to take into account income tax returns for which we or one of our subsidiaries is the primary taxpaying entity, namely separate state returns and non-U.S. returns. Uncertain tax positions related to U.S. federal and state combined and unitary income tax returns filed are only applicable in the post-acquisition accounting period. We and our domestic subsidiaries currently file a consolidated income tax return for U.S. federal income tax purposes.

        The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the U.S. (federal and state), U.K. and Australia. With limited exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2001. We are no longer subject to U.K. federal income tax examinations by the Inland Revenue for years before 2005. We are no longer subject to Australian federal income tax examinations by the Australian tax authorities for the years before July 1, 2003.

        We and, in the predecessor period, Cendant, and in the successor period, Travelport, are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to separate and consolidated income tax returns, we are regularly under examination by various tax authorities. Although we believe the recorded deferred tax assets and liabilities are reasonable, income tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax examinations and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded deferred tax assets and

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

liabilities. However, we and Travelport have been indemnified by Cendant for all income taxes relating to periods prior to the Blackstone Acquisition, and therefore, we do not expect such final determination to have a significant impact on our consolidated financial statements.

12. Equity-Based Compensation

        Our employees participated in three equity based compensation plans during the years ended December 31, 2007, 2006, and 2005: the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan (the "Plan"), the Travelport Equity-Based Long-Term Incentive Plan (the "Travelport Plan"), and the Cendant Stock-Based Compensation Plan (the "Cendant Plan"). The awards granted under each plan are described below.

Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan

        On July 18, 2007, our board of directors and TDS Investor (Luxembourg) S.à r.l, as our sole stockholder prior to the IPO, approved the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan. The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. In addition, we may grant annual cash bonuses and long-term cash awards. Under the Plan, 6,100,000 shares of our common stock are reserved for issuance. As of December 31, 2007, 985,274 shares were available for future issuance under the Plan.

  Stock Options

        The exercise price of stock options is equal to the fair market value of the underlying stock on the date of grant. All stock options expire ten years from the grant date. The stock options granted as additional compensation to the employees who previously held equity awards under the Travelport Plan, as described below, vested 5.555% in August 2007 and vest an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested in May 2010. All other stock options granted vest annually over a four-year period. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

        The fair value of stock options granted from the Plan's inception on July 18, 2007 to December 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions outlined in the table below. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the "simplified method," as defined in SEC Staff Accounting Bulletin No. 107, "Share-Based Payments." The risk-free interest rate is based on

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-Based Compensation (Continued)

yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. We use historical turnover to estimate employee forfeitures.

Assumptions:
Dividend yield	—
Expected volatility	38%
Expected life (in years)	6.16
Risk-free interest rate	4.86%

        Based on the above assumptions, the weighted average grant-date fair value of stock options granted from July 18, 2007 to December 31, 2007 was $6.89.

        The table below summarizes the option activity under the Plan from July 18, 2007 to December 31, 2007:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at July 18, 2007	—	—	—
Granted	2,732,950	$14.96	9.6
Forfeited	(172,274)	$15.00	9.6

Outstanding at December 31, 2007	2,560,676	$14.96	9.6	—

Exercisable at December 31, 2007	127,762	$15.00	9.6	—

        Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at December 31, 2007 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was zero.

  Restricted Stock Units

        The restricted stock units granted upon conversion of the equity awards previously held by employees under the Travelport Plan, as described below, vested 5.555% in August 2007 and vest an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested in May 2010. All other restricted stock units cliff vest at the end of either a two-year or three-year period, or vest annually over a four-year period. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-Based Compensation (Continued)

        The table below summarizes activity regarding unvested restricted stock units under the Plan from July 18, 2007 to December 31, 2007:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Unvested at July 18, 2007	—	—
Granted	2,687,836	$13.16
Vested(a)	(181,003)	$11.73
Forfeited	(210,482)	$13.08

Unvested at December 31, 2007	2,296,351	$13.28

    (a)
    We issued 142,440 shares of common stock in connection with the vesting of restricted stock units during the period, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

        The total number of restricted stock units that vested during the period from July 18, 2007 to December 31, 2007 and the total fair value thereof was 181,003 restricted stock units and $2 million, respectively.

  Restricted Stock

        Shares of restricted stock were granted upon conversion of the Class B partnership interests previously held by employees under the Travelport Plan. The restricted stock vested 5.555% in August 2007 and vests an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested in May 2010. The fair value of restricted stock on the date of grant is amortized on a straight-line basis over the requisite service period.

        The table below summarizes activity regarding unvested restricted stock under the Plan from July 18, 2007 to December 31, 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
Unvested at July 18, 2007	—	—
Granted	61,795	$8.45
Vested(a)	(13,130)	$8.45
Forfeited(b)	(6,586)	$8.45

Unvested at December 31, 2007	42,079	$8.45

    (a)
    Includes 2,266 shares of common stock transferred to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

    (b)
    These shares are held by us in treasury.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-Based Compensation (Continued)

        The total number of shares of restricted stock that vested during the period from July 18, 2007 to December 31, 2007 and the total fair value thereof was 13,130 shares and almost nil, respectively.

        As of December 31, 2007, a total of $30 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units, and unvested restricted stock are expected to be recognized over the remaining weighted-average period of 3 years.

  Non-Employee Directors Deferred Compensation Plan

        In connection with the IPO, we adopted a deferred compensation plan to enable our non-employee directors to defer the receipt of certain compensation earned in their capacity as non-employee directors. Eligible directors may elect to defer up to 100% of their annual retainer fees (which are paid by us on a quarterly basis). We require that at least 50% of the annual retainer be deferred under the plan. In addition, 100% of the annual equity grant payable to non-employee directors is deferred under the plan.

        We grant deferred stock units to each participating director on the date that the deferred fees would have otherwise been paid to the director. The deferred stock units are issued as restricted stock units under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan.

        The deferred stock units granted under the plan are immediately vested and non-forfeitable. The deferred stock units entitle the director to receive one share of our common stock for each deferred stock unit on the date that is 200 days immediately following the director's retirement or termination of service from the board of directors, for any reason. The entire grant date fair value of deferred stock units is expensed on the date of grant.

        A total of 62,316 deferred stock units were granted during period from July 18, 2007 to December 31, 2007 at a weighted average grant date fair value of $12.90 per share.

Travelport Equity-Based Long-Term Incentive Program

        Travelport introduced an equity-based long-term incentive program in 2006 for the purpose of retaining certain key employees, including certain of our employees. Under this program, key employees were granted restricted equity units in Travelport and interests in the partnership that indirectly owns Travelport. Travelport's board of directors approved the grant of up to 100 million units under the plan. The equity awards issued consisted of four classes of partnership interest. The Class A-2 equity units vest at a pro-rata rate of 6.25% per quarter and become fully vested in May 2010. The Class B partnership interests vest annually over a four-year period beginning in August 2007. The Class C and D partnership interests vest upon the occurrence of certain liquidity events.

        On July 18, 2007, the unvested restricted equity units and Class B partnership interests held by our employees were converted to restricted stock units and restricted shares in Orbitz Worldwide under its 2007 Equity and Incentive Plan. This conversion affected 14 employees of Orbitz Worldwide. The conversion of the restricted equity units was based on the relative value of the shares of our common stock compared to that of Travelport's Class A-2 capital interests at the time of the IPO. The conversion of the Class B partnership interests was based on the relative value of the shares of our common stock compared to the aggregate liquidation value of the Class B partnership interests at the time of the IPO. The Class C and D partnership interests were deemed to have no fair value as of the conversion date and as such were forfeited. Subsequent to the conversion, we also granted restricted

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-Based Compensation (Continued)

stock units and stock options as additional compensation to the employees who previously held the Travelport interests. This compensation was granted as an award in consideration of potential future increases in value of the awards previously granted under the Travelport Plan. No incremental compensation expense was recognized as a result of the conversion.

        The fair value of the Class A-2 capital interests granted under the Travelport Plan was estimated on the date of grant based on the fair market value of Travelport's common equity relative to the number of Class A shares then outstanding. The fair value of the Class B, Class C and Class D partnership interests was estimated on the date of grant using the Monte-Carlo valuation model with the weighted average assumptions outlined in the table below.

	Partnership Interests Granted In
Assumptions:
	2007	2006
Dividend yield	—	—
Expected volatility	45%	40%
Expected life (in years)	6.2	6.6
Risk-free interest rate	4.64%	4.73%

        The table below summarizes our activity under the Travelport Plan during 2007, immediately prior to the conversion date, and the year ended December 31, 2006:

	Restricted Equity Units		Partnership Interest
	Class A-2		Class B		Class C		Class D
	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Balance at August 22, 2006	—	—	—	—	—	—	—	—
Granted	5,367,234	$1.00	1,103,501	$0.49	1,103,501	$0.43	1,103,501	$0.38

Balance at December 31, 2006	5,367,234	$1.00	1,103,501	$0.49	1,103,501	$0.43	1,103,501	$0.38
Granted	230,881	$1.84	99,863	$0.67	99,863	$0.65	99,863	$0.56

Balance immediately prior to conversion date	5,598,115	$1.03	1,203,364	$0.50	1,203,364	$0.45	1,203,364	$0.39

        During 2007, prior to the conversion date, and the period from August 23, 2006 to December 31, 2006, 728,625 and 670,904 restricted equity units vested, respectively, for a total fair value of $1 million and $1 million, respectively. No partnership interests were vested prior to the conversion date. We expensed the restricted equity units and the Class B partnership interests on a straight-line basis over the requisite service period based upon the fair value of the award on the grant date. We did not record any compensation expense for the Class C and Class D partnership interests as it was determined that it was not probable that these awards would vest.

Cendant Stock-Based Compensation Plans

        During the period in which we were owned by Cendant, from November 2004 to August 2006, certain of our employees were granted equity awards in Cendant's equity under Cendant's existing

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-Based Compensation (Continued)

stock-based compensation plans. The activity under the Cendant Plan that related to our employees is described below.

  Stock Options

        Stock options granted by Cendant to its employees generally expired ten years from the grant date. In 2004, Cendant adopted performance and time vesting criteria for stock option grants. The predetermined performance criteria determined the number of options that would ultimately vest and were based on the growth of Cendant's earnings and cash flows over the vesting period of the respective award. The number of options that vested ranged from 0% to 200% of the base award. Vesting occurred over a four-year period, but did not exceed 25% of the base award in each of the three years following the grant date. All unvested stock options vested 30 days subsequent to the separation of certain subsidiaries of Cendant. Cendant's policy was to grant stock options with exercise prices at the then-current fair market value.

        The table below summarizes our stock option activity under the Cendant Plan during the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005:

	Predecessor
	Period January 1, 2006 to August 22, 2006		Year Ended December 31, 2005
	Number of Options	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
Outstanding at beginning of year or period	3,098,203	$14.42	3,589,501	$14.31
Granted(a)	—	—	103,446	20.03
Exercised	(1,041)	17.15	(343,774)	13.55
Forfeited/cancelled	(211,939)	14.35	(250,970)	16.38
Vested/converted as a result of the Blackstone Acquisition	(2,885,223)	14.41	—	—

Outstanding at end of year or period	—	—	3,098,203	$14.42

(a)
In 2005, the stated value reflects the maximum number of stock options assuming achievement of all performance and time vesting criteria.

        The fair value of stock options granted during the year ended December 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions:
Dividend yield	1.7%
Expected volatility	30.0%
Expected life (in years)	5.5
Risk-free interest rate	3.8%

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-Based Compensation (Continued)

        Based on the above assumptions, the weighted average grant-date fair value of stock options granted during the year ended December 31, 2005 was $5.89.

  Restricted Stock Units

        Restricted stock units granted by Cendant entitled employees, including certain of our employees, to receive one share of Cendant common stock upon vesting. In 2004, Cendant adopted performance and time vesting criteria for restricted stock unit grants. The predetermined performance criteria determined the number of restricted stock units that will ultimately vest and were based on the growth of Cendant earnings and cash flows over the vesting period of the respective award. The number of restricted stock units that vested may range from 0% to 200% of the base award. Vesting occurred over a four-year period, but did not exceed 25% of the base award in each of the three years following the grant date.

        The table below summarizes our employees' restricted stock unit activity in the Cendant Plan during the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005:

	Predecessor
	Period January 1, 2006 to August 22, 2006		Year Ended December 31, 2005
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Balance at beginning of year or period	1,570,957	$15.51	1,347,924	$14.84
Granted(a)	—	—	288,077	20.06
Vested/exercised	(69,732)	19.88	(18,777)	20.03
Forfeited/cancelled	(180,098)	21.25	(46,267)	22.62
Vested/converted as a result of the Blackstone Acquisition	(1,321,127)	13.11	—	—

Balance at end of year or period	—	—	1,570,957	$15.51

(a)
In 2005, reflects the maximum number of restricted stock units assuming achievement of all performance and time vesting criteria.

  Compensation Expense

        We recognized total equity-based compensation expense of $8 million and $2 million during the year ended December 31, 2007 and the period from August 23, 2006 to December 31, 2006, respectively, none of which has provided us a tax benefit.

        For the period January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, Cendant allocated pre-tax equity based compensation expense of $4 million and $8 million, respectively, to us, none of which has provided us a tax benefit.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Derivative Financial Instruments

  Interest Rate Hedges

        On July 25, 2007, we entered into two interest rate swaps that effectively convert $300 million of the Term Loan from a variable to a fixed interest rate. The first swap has a notional amount of $100 million and matures on December 31, 2008. The second swap has a notional amount of $200 million and matures on December 31, 2009. We pay a fixed rate of 5.207% on both swaps and in exchange receive a variable rate based on LIBOR. The objective of entering into these swaps is to protect against volatility of future cash flows and effectively hedge the variable interest payments on the Term Loan. We determined that these designated hedging instruments qualify for cash flow hedge accounting treatment under SFAS No. 133.

        The interest rate swaps are reflected in our consolidated balance sheet at market value. The total market value of the swaps at December 31, 2007 represented a liability of $6 million, of which $1 million was included in other current liabilities and $5 million was included in other non-current liabilities, respectively, in our consolidated balance sheet. The corresponding market adjustment was recorded to accumulated other comprehensive income. There was no hedge ineffectiveness recorded during the year ended December 31, 2007.

  Foreign Currency Hedges

        We enter into foreign currency forward contracts ("forward contracts") from time to time to manage exposure to changes in the foreign currency associated with foreign receivables, payables, intercompany transactions and forecasted earnings. As of December 31, 2007, we have forward contracts outstanding with a total net notional amount of $15 million, which mature in January 2008. The forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the forward contracts are recorded in net income, as a component of selling, general and administrative expenses in the consolidated statements of operations. We recognized (losses) and gains related to foreign currency forward contracts of $(2) million, $(1) million, and $2 million for the year ended December 31, 2007 and for the period January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, respectively. The total market value of forward contracts at December 31, 2007 represented an asset of almost nil, which was included in other current assets in the consolidated balance sheet. There were no forward contracts held by us, or on our behalf, during the period from August 23, 2006 to December 31, 2006.

14. Employee Benefit Plans

        Travelport and Cendant sponsored defined contribution savings plans for employees in the U.S. that provided certain of our eligible employees an opportunity to accumulate funds for retirement. In addition, HotelClub and ebookers sponsor similar defined contribution savings plans. In September 2007, we adopted a qualified defined contribution savings plan for employees in the U. S. that replaced the existing defined contribution savings plans sponsored by Travelport and Cendant, but did not alter the plans of HotelClub and ebookers. We match the contributions of participating employees on the basis specified by the plans.

        We recorded expense related to these plans in the amount of $5 million, $2 million, $2 million and $3 million for the year ended December 31, 2007 and for the periods August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Loss per Share

        We calculate loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is calculated by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss for the period by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by application of the treasury stock method.

        The following table presents the calculation of basic and diluted loss per share:

Period from July 18, 2007 to December 31, 2007
(in millions, except share and per share data)
Net Loss	$(42)

Net Loss per Share—Basic and Diluted:
Weighted Average Shares Outstanding for Basic and Diluted Net Loss Per Share(a)	81,600,478

Basic and Diluted	$(0.51)

    (a)
    Stock options, restricted stock and restricted stock units are not included in the calculation of diluted loss per share for the period from July 18, 2007 to December 31, 2007 because we had a net loss for the period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted loss per share.

        The following equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

Antidilutive equity awards	As of December 31, 2007
Stock options	2,560,676
Restricted stock units	2,296,351
Restricted stock	42,079

Total	4,899,106

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions

Related Party Transactions with Travelport and Subsidiaries

        The following table summarizes the related party balances with Travelport and its subsidiaries as of December 31, 2007 and 2006, reflected in our consolidated balance sheets:

	Successor
	December 31, 2007	December 31, 2006
	(in millions)
Due to Travelport, net(a)	$8	—
Due from Travelport	—	$100
Due to Travelport, non-current	—	205
    (a)
    Subsequent to our IPO, we net settle amounts due to and from Travelport on a monthly basis.

        The following table summarizes the related party transactions with Travelport and its subsidiaries for the year ended December 31, 2007 and for the periods August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, reflected in our consolidated statements of operations:

	Year ended December 31, 2007 Successor	Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor	Year ended December 31, 2005 Predecessor
	(in millions)
Net revenue(a)	$126	$29	$65	$37
Cost of revenue	—	1	—	—
Selling, general and administrative expense	11	4	—	1
Interest expense	48	4	—	—
(a)
These amounts include net revenue related to bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gulliver's Travel Associates, "GTA") for the periods presented.

        In connection with our IPO, we paid a dividend to Travelport in the amount of $109 million. Any future determination to pay dividends would require the prior consent of Travelport, until such time as Travelport no longer beneficially owns at least 33% of the votes entitled to be cast by our outstanding common shares.

Capital Contributions

        Prior to our IPO, we received capital contributions from Travelport for operational funding and certain acquisitions.

Corporate Related Functions

        Our consolidated statements of operations reflect an allocation from Travelport of both general corporate overhead expenses and direct billed expenses incurred on our behalf prior to our IPO.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

General corporate overhead expenses were allocated based on a percentage of the forecasted revenue. Direct billed expenses were based upon actual utilization of the services. Cost subject to the overhead allocations and direct billings included executive management, tax, insurance, accounting, legal, treasury, information technology, telecommunications, call center support and real estate expenses.

Intercompany Notes Payable

        In August 2006, in connection with the Blackstone Acquisition, $106 million of intercompany notes payable were executed among subsidiaries of Travelport and our subsidiaries. These notes accrued interest at a variable rate of LIBOR plus 500 basis points and were scheduled to mature in February 2017. Concurrent with our IPO, the notes were assigned to us, and we repaid the interest that had accrued through the date of assignment.

        On January 26, 2007 and January 30, 2007, we became the obligor on two intercompany notes payable to affiliates of Travelport in the amounts of $25 million and $835 million, respectively, and recorded an $860 million reduction to net invested equity. These notes accrued interest at a fixed rate of 10.25% and were scheduled to mature on February 19, 2014. On July 25, 2007, we used proceeds from the IPO and Term Loan to repay the notes and the interest accrued thereon in full.

Separation Agreement

        We entered into a Separation Agreement with Travelport at the time of our IPO. This agreement provided the general terms for the separation of our respective businesses. As a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. Under the Separation Agreement, we were required to have Travelport released from any then outstanding guarantees and surety bonds. As a result, Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us. At December 31, 2007, there were $74 million of letters of credit issued by Travelport on our behalf. At December 31, 2006, there were $113 million of guarantees, letters of credit and surety bonds issued by Travelport on our behalf.

Transition Services Agreement

        At the time of our IPO, we entered into a Transition Services Agreement with Travelport. Under this agreement, Travelport has provided us with certain transition services, including insurance, human resources and employee benefits, payroll, tax, communications, collocation and data center facilities, information technology and other existing shared services. We have also provided Travelport with certain services, including accounts payable, information technology hosting, data warehousing and storage as well as Sarbanes-Oxley compliance testing and deficiency remediation. The terms for the services provided under the Transition Services Agreement generally expire on March 31, 2008, subject to certain exceptions. The charges for the services are based on the time expended by the employee or service provider billed at the approximate human resource cost, including wages and benefits.

Master License Agreement

        We entered into a Master License Agreement with Travelport at the time of our IPO. Pursuant to this agreement, Travelport paid us a one-time fee for licenses to use certain of our intellectual property

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

and continues to pay us fees for related maintenance and support services. The licenses include our supplier link technology; portions of ebookers' booking, search and dynamic packaging technologies; certain of our products and online booking tools for corporate travel; portions of our white label dynamic packaging technology; and our extranet supplier connectivity function currently being developed as part of our global technology platform.

        The Master License Agreement granted us the right to use a corporate online booking product that Travelport was developing at the time we entered into the agreement. The development of this product is now complete, and we are negotiating a value added reseller license with Travelport for this product. We paid a one-time fee for this license.

Equipment, Services and Use Agreements

        Prior to our IPO, we shared office locations with Travelport in twelve locations worldwide. In connection with our IPO, we separated the leasehold properties based upon our respective business operations and assigned a leasehold interest where one company had exclusive use or occupation of a property.

        We also entered into an Equipment, Services and Use Agreement for each office occupied by both parties. This agreement commenced in most locations on June 1, 2007 and provided that the cost of the shared space would be ratably allocated. The agreement expired on December 31, 2007 but automatically renewed for an additional one-year term if no termination notice was served. Termination notices were served at five of the twelve locations in 2007.

        Travelport remained liable to landlords for all lease obligations with guarantee agreements, unless expressly released from this liability by the relevant landlord. See "Separation Agreement" above for information as to the guarantees and letters of credit issued on our behalf by Travelport.

GDS Service Agreements

        Certain of our subsidiaries had subscriber services agreement with Galileo, a subsidiary of Travelport. Under these agreements, Galileo provided us GDS services and paid us an incentive payment for each segment processed using its GDS services.

        In connection with our IPO, we entered into a new agreement with Travelport to use GDS services provided by both Galileo and Worldspan. The new agreement replaced the former Galileo agreement discussed above as well as a GDS contract we had with Worldspan (see Note 9—Unfavorable Contracts). The new agreement became effective in July 2007 with respect to GDS services provided by Galileo. In August 2007, upon completion of Travelport's acquisition of Worldspan, the new agreement became effective for GDS services provided by Worldspan. This agreement expires on December 31, 2014.

        The new Travelport GDS service agreement is structured such that we receive an incentive payment for each segment that is processed through Galileo or Worldspan. The agreement also required us to process 33 million segments during 2007, 16 million segments through Worldspan and 17 million segments through Galileo. The required number of segments processed in future years for Worldspan remains fixed at 16 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed in the preceding year. In 2008, we are required to process approximately 22 million segments through Galileo. Our failure to process the

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

required number of segments would result in a shortfall payment of $1.25 per segment below the required minimum. If we meet the minimum number of segments, we are not required to make payments of any kind to Galileo or Worldspan. We believe the rates earned under the new agreement approximate market rates.

        A significant portion of our GDS services are provided through this agreement. For the year ended December 31, 2007, we received $111 million of incentive payments for segments processed through Galileo and Worldspan, which accounted for more than 10% of our total net revenues. This amount includes incentive payments received for GDS services provided under the new agreement with Travelport as we well as the former Galileo agreement and Worldspan contract (see Note 9—Unfavorable Contracts).

Hotel Sourcing and Franchise Agreement

        GTA is a wholly-owned subsidiary of Travelport and provided certain of our subsidiaries with hotel consulting services and access to hotels and destination services pursuant to franchise agreements. As franchisees, we have the ability to make available for booking hotel rooms and destination services provided by GTA at agreed-upon rates. When a customer books a hotel room that we have sourced through GTA, we record to net revenue the difference between what the customer paid and the agreed-upon rate we paid to GTA. We also paid franchise fees to GTA, which we recorded as contra revenue. These franchise agreements continued until December 31, 2007, when our new Master Supply and Services Agreement (the "GTA Agreement") became effective.

        The GTA Agreement became effective on January 1, 2008. Under this agreement, we pay GTA a contract rate for hotel and destination services inventory it makes available to us for booking on our websites. The contract rate exceeds the prices at which suppliers make their inventory available to GTA for distribution and is based on a percentage of the rates GTA makes available to its other customers for such inventory. We are also subject to additional fees if we exceed certain specified booking levels. The initial term of the GTA Agreement expires on December 31, 2010. Under this agreement, we are restricted from providing access to hotels and destination services content to certain of GTA's clients until December 31, 2010.

Corporate Travel Agreement

        We provide corporate travel management services to Travelport and its subsidiaries. We believe that these agreements have been executed on terms comparable to those of unrelated third parties.

Agreements Involving Tecnovate

        On July 5, 2007, we sold Tecnovate, an Indian Services Organization ("ISO"), to Travelport for $25 million. In connection with the sale, we entered into an agreement to continue using the services of the ISO, which included call center and telesales, back office administrative, information technology and financial services. The ISO charges us based on an hourly billing rate for the services provided to us.

        The agreement included a termination clause in the event of certain changes in control. In December 2007, Travelport completed the sale of Tecnovate to an affiliate of Blackstone, which qualified as a change in control under the termination clause. Prior to the sale, Travelport paid us an

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

incentive fee of $5 million for entering into an amended service agreement to continue using the services of the ISO. We deferred the incentive fee and recognize it as a reduction to expense on a straight-line basis over the term of the agreement, which expires in 2010.

Financial Advisory Services Agreement

        On July 16, 2007, we completed the sale of an offline U.K. travel subsidiary. Pursuant to an agreement between Travelport and Blackstone, Blackstone provided financial advisory services to Travelport and to us in connection with certain business transactions, including dispositions. Under the terms of that agreement, Travelport paid $2 million to Blackstone on our behalf for advisory services upon completion of the sale. As a result, we recorded a $2 million capital contribution from Travelport in our consolidated balance sheet.

Related Party Transactions with Blackstone, TCV and Affiliates

        The following table summarizes the related party balances with Blackstone, TCV and their affiliates as of December 31, 2007 and 2006, reflected in our consolidated balance sheets:

	Successor
	December 31, 2007	December 31, 2006
	(in millions)
Accounts payable	$1	$1

        The following table summarizes the related party transactions with Blackstone, TCV and their affiliates for the year ended December 31, 2007 and for the period from August 23, 2006 to December 31, 2006, reflected in our consolidated statements of operations:

	Year Ended December 31, 2007 Successor	Period from August 23, 2006 to December 31, 2006 Successor
	(in millions)
Net revenues	$12	$5
Selling, general and administrative	1	—
Marketing	1	—

Service Agreement with Tecnovate

        As discussed above, an affiliate of Blackstone acquired Tecnovate, an ISO. In connection with the change in ownership, we entered into an amended service agreement. Tecnovate provides us with call center and telesales, back office administrative, information technology and financial services. The current hourly billing rate for the services is based on cost plus a predetermined percentage. Our agreement is currently scheduled to expire in September 2010.

Other Agreements

        In the normal course of conducting business, we have entered into various agreements with affiliates of Blackstone and TCV. We believe that these agreements have been executed on terms comparable to those of unrelated third parties. For example, we have agreements with certain hotel

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

management companies that are affiliates of Blackstone and that provide us with access to their inventory. We also purchase services from certain Blackstone and TCV affiliates such as telecommunications and advertising. In addition, various Blackstone and TCV affiliates utilize our partner marketing programs and corporate travel services.

  Related Party Transactions with Former Cendant Affiliates

        The following table summarizes the related party transactions with Cendant affiliates for the period from January 1, 2006 to August 22, 2006 and for the year ended December 31, 2005, reflected in our consolidated statements of operations:

	Period from January 1, 2006 to August 22, 2006 Predecessor	Year Ended December 31, 2005 Predecessor
	(in millions)
Net revenues	$10	$22
Selling, general and administrative	6	11
Interest expense	5	8

Corporate Related Functions

        The statement of operations reflects an allocation of both general and corporate overhead expenses and directly billed expenses incurred on our behalf from Cendant. General corporate overhead expenses have been allocated based on a percentage of the forecasted revenue. Direct billed expenses were based upon actual utilization of the services. Cost subject to the overhead allocations and direct billings include executive management, tax, insurance, accounting, legal, treasury, information technology, telecommunications, call center support and real estate expenses.

Marketing Services Division Agreements

        In October 2005, Cendant sold the companies that made up its Marketing Services Division ("MSD"). We are a party to a number of agreements with the MSD companies, pursuant to which we provide each other with a combination of technical support, marketing services and travel fulfillment services. The initial terms of these agreements generally extend for five to six years, unless terminated by either party in accordance with the terms of those agreements. With respect to the technical support, we pay MSD an inducement payment for each net booking made by MSD through our GDS, and MSD pays us management fees for access to our GDS and the equipment, software and services provided. With respect to the marketing arrangements, MSD typically pays us commissions, either based on customers referred or products and services sold. With respect to the fulfillment services agreement, MSD pays us fees based on services used plus a share of revenue from reservations of select hotels.

Media Services

        Avis Budget Group provided us with media planning and advertising buying services until December 31, 2006. We paid advertising costs directly to the third-party vendors.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

        Realogy Corporation ("Realogy") provided us with media planning and advertising buying services. We paid advertising costs directly to the third-party vendors; however, we also paid Realogy a fee for access to these vendors.

Wright Express Agreement

        In February 2005, Cendant completed the initial public offering of 100% of the outstanding common stock of its wholly owned Wright Express subsidiary. We are a party to an agreement with Wright Express where we can participate in a MasterCard rotating account program. Under this agreement, we may participate in the program for our purchasing needs, particularly for our online reservation systems. Wright Express earns money from the interchange rate a vendor is charged for all purchases made on any rotating account, and Wright Express pays us a rebate based upon our purchase volume.

Corporate Travel Agreements

        We provide Cendant, Wyndham Worldwide Corporation ("Wyndham"), Avis Budget Group and Realogy with corporate travel management services. The agreements have an initial term of three years, unless terminated earlier by either party in accordance with the terms of the agreement.

Vendor, Partner Marketing and White Label and Hosting Agreements

        In the normal course of conducting business, we have entered into various agreements with Wyndham and Avis Budget Group, both of which were affiliates of Cendant. We believe that these agreements have been executed on terms comparable to those of unrelated third parties and include the following:

  •
  vendor agreements that provide us access to their products and services for distribution on our various websites;

  •
  partner marketing agreements provide for the promotion of Wyndham and Avis Budget Group products and services on our various websites; and

  •
  white label and hosting agreements pursuant to which we host various white label websites that incorporate their design elements and allow for the booking of air, car and hotel packages.

17. Segment Information

        We determine operating segments based on how our chief operating decision maker manages the business, including making operating decisions and evaluating operating performance. We operate in one segment and have one reportable segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Information (Continued)

        We maintain operations in the U.S., U.K., Australia, Germany, Sweden, France, Finland, Ireland, Switzerland, Spain and other international territories. The table below presents net revenue by geographic area: the U.S. and all other countries. We allocate net revenue based on where the booking originated.

	Year Ended December 31, 2007 Successor	Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor	Year Ended December 31, 2005 Predecessor
	(in millions)
Net revenue
United States	$679	$200	$411	$542
All other countries	180	42	99	144

	$859	$242	$510	$686

        The table below presents property and equipment, net, by geographic area: the U.S. and all other countries.

	Successor
	December 31, 2007	December 31, 2006
	(in millions)
Long-lived assets
United States	$174	$153
All other countries	10	13

	$184	$166

18. Quarterly Financial Data (Unaudited)

        The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters in the period ended December 31, 2007. Prior to the Reorganization, there was no single capital structure upon which to calculate historical earnings (loss) per share information. Accordingly, the table below does not present earnings (loss) per share information for periods prior to the Reorganization.

	Three Months Ended
	December 31, 2007 Successor	September 30, 2007 Successor	June 30, 2007 Successor	March 31, 2007 Successor
	(in millions)
Net revenue	$197	$221	$229	$212
Cost and expenses	182	202	230	203
Operating income (loss)	15	19	(1)	9
Net (loss)	(11)	(32)	(32)	(10)

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Financial Data (Unaudited) (Continued)

	Three Months Ended December 31, 2007 Successor	Period from July 18, 2007 to September 30, 2007 Successor
	(in millions, except per share data)
Net (loss)	$(11)	$(31)
Basic and diluted (loss) per share	$(0.13)	$(0.38)

	Three Months Ended	Period from		Three Months Ended
	December 31, 2006 Successor	August 23, 2006 to September 30, 2006 Successor	July 1, 2006 to August 22, 2006 Predecessor	June 30, 2006 Predecessor	March 31, 2006 Predecessor
	(in millions)
Net revenue	$179	$63	$121	$207	$182
Cost and expenses	178	79	107	316	190
Operating income (loss)	1	(16)	14	(109)	(8)
Net (loss) income	(5)	(20)	11	(116)	(16)

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in millions)
Tax Valuation Allowance
Successor
Year Ended December 31, 2007	$415	$46	$(117	)(a)	$(14	)(b)	$330
Period from August 23, 2006 to December 31, 2006	408	7	—		—		415
Predecessor
Period from January 1, 2006 to August 22, 2006	577	114	(18)	(c)	—		673
Year Ended December 31, 2005	518	14	45	(d)	—		577
(a)
Represents adjustments made to reflect the decreases in the valuation allowance related to the tax sharing agreement with the Founding Airlines.

(b)
Represents the expiration of a U.S. federal income tax capital loss carryforward.

(c)
Represents reductions related to a corresponding reduction in deferred tax assets not recorded through the consolidated statements of operations.

(d)
Represents the additional valuation allowance required for ebookers Limited upon acquisition by Cendant.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        None.

Item 9A(T).    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting.

        Pursuant to rules of the Securities and Exchange Commission that provide a transition period for newly public companies, this Annual Report on Form 10-K does not include a report of management's assessment of internal control over financial reporting or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Although we are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, in connection with the audit of our financial statements for the year ended December 31, 2007, our auditors and we have identified certain matters involving our internal controls over financial reporting that would constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (United States) ("PCAOB").

        The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when:

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

        The material weaknesses identified result from inadequate external reporting, technical accounting and tax staff, inadequate integrated financial systems and financial reporting and closing processes and inadequate written policies and procedures. Specifically, the following items were identified:

  •
  insufficient complement of external reporting, technical accounting or tax staff commensurate to support stand-alone external financial reporting under public company or SEC requirements;

  •
  lack of a fully integrated financial consolidation and reporting system, and as a result, extensive manual analysis, reconciliation and adjustments are required in order to produce financial statements for external reporting purposes;

  •
  insufficient review of account reconciliations to ensure that all unreconciled items are identified and resolved in a timely manner; and

  •
  incomplete evaluation and documentation of the policies and procedures to be used for external financial reporting, accounting and income tax purposes.

        We have and we will continue to address the material weaknesses identified in the areas of personnel, tax, treasury, policies and procedures, and controls.

Personnel

        We have hired personnel for all key open accounting positions, including external reporting, investor relations, tax, technical accounting and treasury, and we will continue to augment our accounting staff as needed.

Tax

        In addition to hiring a director of tax, we have taken other steps to effectively transition the tax function previously provided to us by Travelport. We are working on developing a tax process with adequate controls to ensure the financial integrity of our tax-related data. Additionally, we have taken the following steps to improve our internal controls around our tax accounting and tax reconciliation processes, procedures and controls:

  •
  formalized processes, procedures and documentation standards relating to income tax provisions;

  •
  implemented a process to give specific consideration to income tax implications in respect of non-routine and/or complex accounting transactions;

  •
  licensed software that will allow us to identify, analyze and document our intercompany transactions in accordance with the U.S. and local transfer pricing rules;

  •
  engaged a third-party tax consulting firm to assist with U.S. tax provision and compliance efforts; and

  •
  installed a global reporting structure for tax personnel at ebookers and HotelClub to manage and record our global tax position accurately and on a timely basis.

Treasury

        We have hired a treasurer and supporting treasury staff to transition treasury services from Travelport. Similar to tax, we are in the process of creating global treasury oversight by establishing a centralized treasury function in the U.S., in order to manage and account for our treasury position accurately on a global basis.

Policies and Procedures

        We are in the process of rolling out a centralized repository of key policies and procedures for significant accounting areas on a global basis.

Controls

        We have engaged an independent consulting firm to assist us with documenting the flow of data throughout our systems. We have completed a consolidation and external reporting process design and implemented the necessary controls to ensure the financial integrity of our data. In addition, we are focusing on improving our reconciliation controls for certain account balances throughout our worldwide organization.

        Although we have taken significant steps to remediate the material weaknesses previously identified, we believe that the material weaknesses still exist as of December 31, 2007. However, through the remediation activities that are in progress, we expect to eliminate the material weaknesses in 2008.

Changes in Internal Control over Financial Reporting

        Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Certain information required by Item 401 of Regulation S-K will be included under the caption "Proposal 1—Election of Directors" in the 2008 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption "Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

        The information required by Item 407(c)(3) of Regulation S-K will be included under the caption "Corporate Governance—Director Selection Procedures," and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption "Corporate Governance—Committees of the Board of Directors—Audit Committee" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Code of Business Conduct

        We have adopted the Orbitz Worldwide, Inc. Code of Business Conduct and Ethics (the "Code of Business Conduct") which applies to all of our directors and employees, including our chief executive officer, chief financial officer and principal accounting officer. In addition, we have adopted a Code of Ethics for our chief executive officer and senior financial officers. The Code of Business Conduct and the Code of Ethics are available on the corporate governance page of our Investor Relations website at http://www.orbitz-ir.com. Amendments to, or waivers from, the Code of Business Conduct applicable to these senior executives will be posted on our website and provided to you without charge upon written request to Orbitz Worldwide, Inc., Attention: Corporate Secretary, 500 W. Madison Street, Suite 1000, Chicago, Illinois 60661.

Item 11.    Executive Compensation.

        The information required by Item 402 of Regulation S-K will be included under the caption "Executive Compensation" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

        The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Items 201(d) and 403 of Regulation S-K will be included under the captions "Executive Compensation—Equity Compensation Plan Information" and "Security Ownership" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 of Regulation S-K will be included under the caption "Certain Relationships and Related Party Transactions" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

        The information required by Item 407(a) of Regulation S-K will be included under the caption "Corporate Governance—Independence of Directors" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 will be included under the caption "Fees Incurred for Services of Deloitte & Touche LLP" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements: The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006, the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005
Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006, the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005

Consolidated Statements of Invested Equity/Shareholders' Equity for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006, the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005
Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules: The following financial statement schedule is included in Item 8 herein:

        Schedule II. Valuation and Qualifying Accounts

        All other schedules are omitted because they are either not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

(a)
(3) Exhibits:

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
3.3
Amendment to the Amended and Restated By-laws of Orbitz Worldwide, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 5, 2007).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).

10.1
Form of Second Amended and Restated Airline Charter Associate Agreement between Orbitz, LLC and the Founding Airlines (incorporated by reference to Exhibit 10.1 to Amendment No. 5 to the Orbitz, Inc. Registration Statement on Form S-1 (Registration No. 333-88646) filed on November 25, 2003)
10.2
Form of Supplier Link Agreement between Orbitz Worldwide, Inc. and certain airlines (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on June 13, 2007).
10.3
Tax Agreement, dated as of November 25, 2003, between Orbitz, Inc. and American Airlines, Inc., Continental Airlines, Inc., Omicron Reservations Management, Inc., Northwest Airlines, Inc. and UAL Loyalty Services, Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 5 to the Orbitz, Inc. Registration Statement on Form S-1 (Registration No. 333-88646) filed on November 25, 2003).
10.4
Global Agreement, dated as of January 1, 2004, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 13, 2007).
10.5
Amendment to Global Agreement, dated as of July 30, 2004, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on June 29, 2007).
10.6
Complementary and Amendment Agreement to Global Agreement, effective as of September 1, 2006, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 13, 2007).
10.7
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
10.10
Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).

10.11
Master License Agreement, dated as of July 23, 2007, by and among Galileo International Technology, LLC, Galileo International, LLC, Orbitz, LLC, ebookers Limited, Donvand Limited, Travelport for Business, Inc., Orbitz Development, LLC and Neat Group Corporation (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.12
Master Supply and Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.13
Software License Agreement, dated as of July 23, 2007, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.8 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.14
Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.15
Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 27, 2007).
10.16†	Amendment, effective as of January 16, 2008, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC.
10.17*
2007 Equity and Incentive Plan (incorporated by reference to Exhibit 10.31 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).
10.18*
Employment Agreement, dated as of June 15, 2007, between Travelport Limited and Steve Barnhart (incorporated by reference to Exhibit 10.33 to Amendment No. 3 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on June 29, 2007).
10.19*
Employment Agreement, dated as of July 11, 2007, between Orbitz Worldwide, Inc. and Marsha Williams (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).
10.20*
Form of Option Award Agreement (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).
10.21*
Form of RSU Award Agreement (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).
10.22*
Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Mike Nelson (incorporated by reference to Exhibit 10.10 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10.23*
Form of Restricted Stock Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.13 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).

10.24*
Form of Restricted Stock Unit Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.14 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10.25*
Form of Option Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.15 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10.26*
Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10.27*	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
10.28*	Form of Restricted Stock Unit Award Agreement for Senior Management (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
10.29*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Katherine Andreasen.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of PhoCusWright, Inc.
*
Indicates a management contract or compensatory plan or arrangement.

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

(b)
Exhibits:

        See Item 15(a)(3) above.

(c)
Financial Statement Schedules:

        The financial statement schedule required is listed under Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC.
Date: March 21, 2008	By:	/s/ STEVEN BARNHART Steven Barnhart President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2008	By:	/s/ STEVEN BARNHART Steven Barnhart President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 21, 2008	By:	/s/ MARSHA C. WILLIAMS Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 21, 2008	By:	/s/ JOHN W. BOSSHART John W. Bosshart Vice President (Principal Accounting Officer)
Date: March 21, 2008	By:	/s/ JEFF CLARKE Jeff Clarke Chairman of the Board of Directors
Date: March 21, 2008	By:	/s/ JILL A. GREENTHAL Jill A. Greenthal Director

Date: March 21, 2008	By:	/s/ WILLIAM J.G. GRIFFITH William J.G. Griffith Director
Date: March 21, 2008	By:	/s/ PAUL C. SCHORR IV Paul C. Schorr IV Director
Date: March 21, 2008	By:	/s/ JAYNIE MILLER STUDENMUND Jaynie Miller Studenmund Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Table of Contents
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMPARISON OF CUMULATIVE TOTAL RETURN* Among Orbitz Worldwide, Inc., The S&P Midcap 400 Index And The RDG Internet Composite Index
  Item 6. Selected Financial Data.
SELECTED FINANCIAL DATA (in millions, except share and per share data)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ORBITZ WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except share and per share data)
ORBITZ WORLDWIDE, INC. CONSOLIDATED BALANCE SHEETS (in millions, except share data)
ORBITZ WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
ORBITZ WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF INVESTED EQUITY/SHAREHOLDERS' EQUITY (in millions)
Schedule II—Valuation and Qualifying Accounts
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9A(T). Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
EXHIBIT INDEX
SIGNATURES