Form 10-Q
period 2008-03-31
Orbitz Worldwide, Inc.
filed 2008-05-07
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33599

ORBITZ WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5337455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. Madison Street Suite 1000 Chicago, Illinois	60661 (Zip Code)
(Address of principal executive offices)

(312) 894-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 2, 2008, 83,175,241 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2008. Accordingly, you should not unduly rely on these forward-looking statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The use of the words “we,” “us,” “our” and “the Company” refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORBITZ WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share data)

	Three Months Ended March 31,
	2008	2007

Net revenue	$219	$212
Cost and expenses
Cost of revenue	43	38
Selling, general and administrative	77	70
Marketing	85	82
Depreciation and amortization	15	13

Total operating expenses	220	203

Operating (loss) income	(1)	9
Other (expense)
Interest expense, net	(16)	(19)

Total other (expense)	(16)	(19)

Loss before income taxes	(17)	(10)
(Benefit) provision for income taxes	(2)	—

Net loss	$(15)	$(10)

Three Months Ended
March 31, 2008

Net loss	$(15)

Net loss per share — basic and diluted:
Net loss per share	$(0.18)

Weighted average shares outstanding	83,151,303

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$117	$25
Accounts receivable (net of allowance for doubtful accounts of $2 and $2, respectively)	68	60
Prepaid expenses	16	16
Security deposits	12	8
Deferred income taxes, current	7	3
Due from Travelport, net	14	—
Other current assets	14	9

Total current assets	248	121
Property and equipment, net	184	184
Goodwill	1,191	1,181
Trademarks and trade names	314	313
Other intangible assets, net	64	68
Deferred income taxes, non-current	11	12
Other non-current assets	44	46

Total Assets	$2,056	$1,925

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29	$37
Accrued merchant payable	325	218
Accrued expenses	151	121
Deferred income	44	28
Due to Travelport, net	—	8
Term loan, current	6	6
Other current liabilities	6	4

Total current liabilities	561	422
Term loan, non-current	591	593
Line of credit	—	1
Tax sharing liability	115	114
Unfavorable contracts	16	17
Other non-current liabilities	42	40

Total Liabilities	1,325	1,187

Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 83,175,241 and 83,107,909 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 17,083 and 8,852 shares held, respectively	—	—
Additional paid in capital	897	894
Accumulated deficit	(166)	(151)
Accumulated other comprehensive (loss) (net of accumulated tax benefit of $4 and $2, respectively)	(1)	(6)

Total Shareholders’ Equity	731	738

Total Liabilities and Shareholders’ Equity	$2,056	$1,925

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2008	2007

Operating activities:
Net (loss)	$(15)	$(10)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	15	13
Non-cash revenue	(1)	(3)
Non-cash interest expense	5	19
Deferred income taxes	(3)	2
Stock compensation	3	1
Provision for bad debts	—	2
Changes in assets and liabilities:
Accounts receivable	(7)	(15)
Deferred income	15	20
Accounts payable, accrued merchant payable, accrued expenses and other current liabilities	100	121
Other	(4)	(3)

Net cash provided by operating activities	108	147

Investing activities:
Property and equipment additions	(12)	(14)

Net cash (used in) investing activities	(12)	(14)

Financing activities:
Capital lease and debt payments	(2)	—
Advances to Travelport	—	(113)
Payments on tax sharing liability	(4)	—
Proceeds from line of credit	29	—
Payments on line of credit	(30)	—

Net cash (used in) financing activities	(7)	(113)

Effects of changes in exchange rates on cash and cash equivalents	3	—

Net increase in cash and cash equivalents	92	20
Cash and cash equivalents at beginning of period	25	28

Cash and cash equivalents at end of period	$117	$48

Supplemental disclosure of cash flow information:
Income tax payments, net	$1	$3
Cash interest payments, net of capitalized interest of almost nil and $2, respectively	$11	—
Non-cash investing activity:
Capital expenditures incurred not yet paid	$1	—
Non-cash financing activity:
Non-cash capital contributions and distributions to Travelport	—	$(860)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2008	2007

Net loss	$(15)	$(10)
Other comprehensive income (loss), net of income taxes
Currency translation adjustment	8	—
Unrealized (losses) on floating to fixed interest rate swaps (net of tax benefit of $2 and $0, respectively)	(3)	—

Other comprehensive income	5	—

Comprehensive (loss)	$(10)	$(10)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2007	83	$1	$894	$(151)	$(6)	$738
Net loss	—	—	—	(15)	—	(15)
Amortization of equity-based compensation awards granted to employees of Orbitz Worldwide, Inc.	—	—	3	—	—	3
Other comprehensive income, net of tax benefit of $2	—	—	—	—	5	5

Balance at March 31, 2008	83	$1	$897	$(166)	$(1)	$731

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

Description of the Business

Orbitz, Inc. (“Orbitz”) was formed in early 2000 by American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the “Founding Airlines”). In November 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), whose online travel distribution businesses included the CheapTickets, HotelClub and RatesToGo brands. In February 2005, Cendant acquired ebookers Limited, an international online travel brand with operations in 13 countries throughout Europe (“ebookers”).

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”). We refer to this acquisition as the “Blackstone Acquisition” in this Form 10-Q.

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and Travel Acquisition Corporation Pty. Ltd. (“HotelClub”) and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of our initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At March 31, 2008 and December 31, 2007, Travelport and its affiliates beneficially owned approximately 58% and 59% of our outstanding common stock, respectively.

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products. Our brand portfolio includes Orbitz, CheapTickets, the Away Network, and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub and RatesToGo based in Sydney, Australia, which has operations globally. We provide customers with the ability to book a comprehensive set of travel products from over 75,000 suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc. These entities became wholly-owned subsidiaries of ours as part of an intercompany restructuring that was completed on July 18, 2007 (the “Reorganization”) in connection with the IPO. Prior to the IPO, these entities had operated as indirect, wholly-owned subsidiaries of Travelport.

Prior to the IPO, we had not operated as an independent standalone company. As a result, our condensed consolidated financial statements for periods in 2007 prior to the IPO consisted of the business-to-consumer travel businesses of Travelport, which were carved out of the Travelport operations.

The legal entity of Orbitz Worldwide, Inc. was formed in connection with the Reorganization, and prior to the Reorganization there was no single capital structure upon which to calculate historical earnings (loss) per share information. Accordingly, earnings (loss) per share information is not presented on our condensed consolidated statements of operations for periods prior to the Reorganization.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. All such adjustments are of a

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K filed with the SEC on March 21, 2008.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation. We stated our marketing expense separately on our condensed consolidated statements of operations in the current period. These amounts were previously included in selling, general and administrative expense.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. Our estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of our condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from our estimates.

2.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of SFAS No. 157 on January 1, 2008 for our financial assets and liabilities did not have a material impact on our consolidated financial position or results of operations. We do not expect the adoption of SFAS No. 157 for our non-financial assets and non-financial liabilities, effective January 1, 2009, to have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of their choice to use fair value on their earnings. It also requires companies to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective on January 1, 2008. We have chosen not to apply the provisions of SFAS No. 159 to any of our existing financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 141(R) will become effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS No. 141(R) to have an effect on our consolidated financial statements unless we enter into a business combination or reduce our deferred tax valuation allowance that was established in purchase accounting in connection with the Blackstone Acquisition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities previously identified under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 provides for enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will become effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact of the adoption of SFAS No. 161 on our consolidated financial statements.

3.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)

Capitalized software	$161	$149
Furniture, fixtures and equipment	61	60
Leasehold improvements	15	15
Construction in progress	4	7

Gross property and equipment	241	231
Less: accumulated depreciation and amortization	(57)	(47)

Property and equipment, net	$184	$184

For the three months ended March 31, 2008 and March 31, 2007, we recorded depreciation and amortization expense related to property and equipment in the amount of $11 million and $8 million, respectively.

4.	Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$1,191	$1,181
Trademarks and trade names	314	313

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill during the three months ended March 31, 2008 were as follows:

Amount
(in millions)

Balance at December 31, 2007	$1,181
Impact of foreign currency translation (a)	8
Tax benefit of interest rate swaps (b)	2

Balance at March 31, 2008	$1,191

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

(b)	As of March 31, 2008, we have recorded a full valuation allowance against our net domestic deferred income tax asset. This valuation allowance was established through purchase accounting in connection with the Blackstone Acquisition. To the extent that any of this valuation allowance is reduced at December 31, 2008, these reductions will be recorded as adjustments to goodwill. We are forecasting a net overall decrease to our domestic valuation allowance for the year ending December 31, 2008. As a result, the impact on the domestic valuation allowance recorded against the domestic deferred tax asset caused by the income tax benefit of the interest rate swaps was recorded as an adjustment to goodwill as of March 31, 2008.

Finite-lived intangible assets consisted of the following:

	March 31, 2008				December 31, 2007
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Amount	(in years)	Amount	Amortization	Amount	(in years)
		(in millions)				(in millions)

Finite-Lived Intangible Assets:
Customer relationships	$90	$(30)	$60	6	$90	$(26)	$64	6
Vendor relationships and other	5	(1)	4	7	5	(1)	4	7

Total Finite-Lived Intangible Assets	$95	$(31)	$64	6	$95	$(27)	$68	6

For the three months ended March 31, 2008 and March 31, 2007, we recorded amortization expense related to finite-lived intangible assets in the amount of $4 million and $5 million, respectively. These amounts are included in depreciation and amortization expense in our condensed consolidated statements of operations.

The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in millions)

2008 (remaining 9 months)	$15
2009	19
2010	13
2011	4
2012	3
Thereafter	10

Total	$64

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)

Accrued advertising and marketing	$47	$25
Accrued tax sharing liability, current	26	27
Accrued employee costs	17	15
Accrued facilities costs	7	8
Accrued technology costs	6	6
Accrued rebates to airlines	6	6
Accrued customer service costs	6	5
Accrued professional fees	4	4
Accrued unfavorable contracts, current	3	3
Other	29	22

Total accrued expenses	$151	$121

6.	Term Loan and Revolving Credit Facility

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The Term Loan matures in July 2014. At March 31, 2008 and December 31, 2007, $597 million and $599 million was outstanding on the Term Loan, respectively.

Concurrent with the IPO, we entered into two interest rate swaps that effectively convert $300 million of the Term Loan to a fixed interest rate (see Note 12 — Derivative Financial Instruments). At March 31, 2008, $300 million of the Term Loan effectively bears interest at a fixed rate of 8.21% through these interest rate swaps. The remaining $297 million of the Term Loan bears interest at a variable rate of LIBOR plus 300 basis points, or 6.10%, at March 31, 2008.

Revolver

The Revolver provides for borrowings and letter of credit issuances of up to $85 million and bears interest at a variable rate, at our option, of LIBOR plus a margin of 250 basis points or an Alternative Base Rate plus a margin of 150 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We also incur a commitment fee of 50 basis points on any unused amounts on the Revolver. The Revolver matures in July 2013. At March 31, 2008 and December 31, 2007, $0 and $1 million was outstanding on the Revolver, respectively. For the three months ended March 31, 2008, commitment fees on unused amounts on the Revolver were almost nil.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. The agreement governs the allocation of tax benefits resulting from a taxable exchange that took place in connection with the Orbitz initial public offering in December 2003 (“Orbitz IPO”). As a result of this taxable exchange, the Founding Airlines incurred a taxable gain. The taxable exchange also caused Orbitz to have additional future tax deductions for depreciation and amortization due to the increased tax basis of its assets. The additional tax deductions for depreciation and amortization may reduce the amount of taxes we are required to pay in future years. For each tax period during the term of the tax sharing agreement, we are obligated to pay the Founding Airlines a significant percentage of the amount of the tax benefit realized as a result of the taxable exchange. The tax sharing agreement commenced upon consummation of the Orbitz IPO and continues until all tax benefits have been utilized.

As of March 31, 2008, the remaining payments that may be due under this agreement were approximately $272 million. Payments under the tax sharing agreement are generally due in the second, third and fourth calendar quarters of the year, with two payments due in the second quarter. We estimate that the net present value of our obligation to pay tax benefits to the Founding Airlines was $141 million at March 31, 2008 and December 31, 2007, respectively. This estimate is based upon certain assumptions, including our future operating performance and taxable income, the tax rate, the timing of tax payments, current and projected market conditions and the applicable discount rate, all of which we believe are reasonable. These assumptions are inherently uncertain, however, and actual results could differ from our estimates.

The table below shows the changes in the tax sharing liability during the three months ended March 31, 2008:

Amount
(in millions)

Balance at December 31, 2007	$141
Accretion of interest expense (a)	4
Cash payments	(4)

Balance at March 31, 2008	$141

(a)	We accreted interest expense related to the tax sharing liability of $4 million and $3 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $26 million and $27 million is included in accrued expenses in our condensed consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively. The long-term portion of the tax sharing liability of $115 million and $114 million is reflected as the tax sharing liability in our condensed consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively. At the time of the Blackstone Acquisition, Cendant indemnified Travelport and us for amounts due under the tax sharing agreement. As a result, we recorded a receivable of $37 million which is included in other non-current assets in our condensed consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively. We expect to collect this receivable when Cendant receives the tax benefit.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the estimated payments under our tax sharing liability over the next five years:

Year	(in millions)

2008 (remaining 9 months)	$26
2009	13
2010	14
2011	28
2012	12
Thereafter	179

Total	$272

8.	Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements, or “Charter Associate Agreements,” with the Founding Airlines as well as US Airways (“Charter Associate Airlines”). These agreements pertain to our Orbitz business, which was owned by the Founding Airlines at the time we entered into the agreements. The Charter Associate Agreements set forth the terms under which Orbitz can offer air travel on behalf of the Charter Associate Airlines to consumers and require the Charter Associate Airlines to provide us with agreed upon transaction payments when consumers book this travel. The transaction payments that we receive are based on the value of the ticket and gradually decrease over time. The agreements also provide Orbitz with nondiscriminatory access to seat availability for published fares as well as marketing and promotional support. The agreements expire on December 31, 2013.

Under the Charter Associate Agreements, we must pay a portion of the global distribution system (“GDS”) incentive payments earned from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter Associate Airline are booked through the Orbitz.com website utilizing Worldspan. The rebate payments are made in part for in-kind marketing and promotional support we receive. However, a portion of the rebate payments are deemed unfavorable because we receive no benefit for these payments.

The rebate structure under the Charter Associate Agreements was considered unfavorable when compared to market conditions at the time of Cendant’s acquisition of Orbitz in 2004 and the Blackstone Acquisition in 2006. As a result, an unfavorable contract liability was recorded at its fair value at each acquisition date. The fair value of the unfavorable contract liability was determined using the discounted cash flows of the expected rebates, net of the expected fair value of in-kind marketing support.

At March 31, 2008 and December 31, 2007, the net present value of the unfavorable contract liability was $19 million and $20 million, respectively. The current portion of the liability of $3 million is included in accrued expenses in our condensed consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively. The long term portion of the liability of $16 million and $17 million is included in unfavorable contracts in our condensed consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively.

This liability is being amortized to revenue in our condensed consolidated statements of operations on a straight-line basis over the remaining contractual term. We recognized revenue for the unfavorable portion of the Charter Associate Agreements in the amount of $1 million for each of the three months ended March 31, 2008 and March 31, 2007.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

Our commitments as of March 31, 2008 did not materially change from the amounts set forth in our 2007 Annual Report on Form 10-K.

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters within the United States and abroad.

We are party to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business. Some of the cases are purported class actions and most of the cases were brought simultaneously against other Internet travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The City of Baltimore, Maryland, City of New Orleans, Louisiana, the City of Philadelphia, Pennsylvania, the City of Madison, Wisconsin, the counties of Mecklenburg, Stanly and Brunswick, North Carolina, the counties of Miami-Dade and Broward, Florida, the cities of Alpharetta, Atlanta, Cartersville, Cedartown, College Park, Columbus, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia, the counties of Augusta-Richmond, Clayton, Cobb, DeKalb, Fulton and Gwinnett, Georgia, the cities of Anaheim, Los Angeles and San Diego, California, the cities of Pine Bluff and North Little Rock, Arkansas, the county of Jefferson, Arkansas, state and local tax officials from Arizona, Florida, Wisconsin, Pennsylvania and Indiana, and a third-party on behalf of unnamed municipalities and counties in Alabama, among others, have begun or attempted to pursue formal or informal administrative procedures or audits or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. During the three months ended March 31, 2008, we recorded a $4 million reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the reimbursement of these costs. The recovery of additional amounts, if any, by us and the timing of receipt of

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of March 31, 2008, we have not recognized a gain for the outstanding contingent claims for which we have not yet received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At March 31, 2008 and December 31, 2007, there were $3 million of surety bonds outstanding, respectively, and $4 million and $6 million of guarantees outstanding, respectively.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. government agencies. Travelport issues letters of credit on our behalf. The letter of credit fees were $1 million for each of the three months ended March 31, 2008 and March 31, 2007. At March 31, 2008 and December 31, 2007, there were $73 million and $74 million of outstanding letters of credit issued by Travelport on our behalf, respectively.

10.	Income Taxes

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we have established a liability for unrecognized tax benefits that management believes to be adequate. The table below shows the changes in this liability during the three months ended March 31, 2008:

Amount
(in millions)

Balance as of December 31, 2007	$2
Additions for tax positions taken during the current year	1

Balance as of March 31, 2008	$3

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $3 million. We do not reasonably expect material changes in the liability for unrecognized tax benefits within the next twelve months.

11.	Equity-Based Compensation

We record equity-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). We currently issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. In addition, we may grant annual cash bonuses and long-term cash awards. For detailed information regarding the Plan, see Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of our 2007 Annual Report on Form 10-K. During the three months ended March 31, 2008, we recognized equity-based compensation expense of $3 million, none of which has provided us a tax benefit.

Prior to our IPO, certain of our employees received equity-based awards under the Travelport Equity-Based Long-Term Incentive Program. During the three months ended March 31, 2007, we recognized equity-based compensation expense of $1 million, none of which has provided us a tax benefit.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Financial Instruments

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

The interest rate swaps are reflected in our condensed consolidated balance sheets at market value. The total market value of the swaps at March 31, 2008 represented a liability of $11 million, of which $2 million was included in other current liabilities and $9 million was included in other non-current liabilities, respectively, in our condensed consolidated balance sheets. The total market value of the swaps at December 31, 2007 represented a liability of $6 million, of which $1 million was included in other current liabilities and $5 million was included in other non-current liabilities, respectively, in our condensed consolidated balance sheets. The corresponding market adjustment was recorded to accumulated other comprehensive income. There was no hedge ineffectiveness recorded during the three months ended March 31, 2008.

Foreign Currency Hedges

We enter into foreign currency forward contracts (“forward contracts”) from time to time to manage exposure to changes in the foreign currency associated with foreign receivables, payables, intercompany transactions and forecasted earnings. As of March 31, 2008, we have forward contracts outstanding with a total net notional amount of $20 million, which mature in April 2008. The forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the forward contracts are recorded in net income, as a component of selling, general and administrative expense in our condensed consolidated statements of operations. We recognized (losses) related to foreign currency forward contracts of almost nil for each of the three months ended March 31, 2008 and March 31, 2007. The total market value of forward contracts at March 31, 2008 and December 31, 2007 represented an asset of almost nil, which was included in other current assets in our condensed consolidated balance sheets.

13.	Loss per Share

We calculate loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is calculated by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss for the period by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by application of the treasury stock method.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of basic and diluted loss per share:

Three Months Ended
March 31, 2008
(in millions, except share
and per share data)

Net Loss	$(15)

Net Loss per Share — Basic and Diluted:
Weighted Average Shares Outstanding for Basic and Diluted Net Loss Per Share (a)	83,151,303

Basic and Diluted	$(0.18)

(a)	Stock options, restricted stock and restricted stock units are not included in the calculation of diluted loss per share for the three months ended March 31, 2008 because we had a net loss for the period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted loss per share.

The following equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

As of
Antidilutive Equity Awards	March 31, 2008

Stock options	2,432,118
Restricted stock units	2,126,350
Restricted stock	27,992

Total	4,586,460

14.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of March 31, 2008 and December 31, 2007, reflected in our condensed consolidated balance sheets. We net settle amounts due to and from Travelport.

	March 31, 2008	December 31, 2007
	(in millions)

Due from Travelport, net	$14	—
Due to Travelport, net	—	$8

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three months ended March 31, 2008 and March 31, 2007, reflected in our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2008	2007
	(in millions)

Net revenue (a)	$41	$41
Selling, general and administrative expense	2	3
Interest expense	1	18

(a)	These amounts include net revenue related to bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gulliver’s Travel Associates, “GTA”) for the periods presented.

The tables above reflect amounts resulting from agreements with Travelport and its subsidiaries, including our transition services agreement, master license agreement, equipment, services and use agreements, intercompany notes payable, GDS service agreements, hotel sourcing and franchise agreements and corporate travel agreements. In addition, prior to our IPO, our condensed consolidated statements of operations reflect an allocation from Travelport of both general corporate overhead expenses and direct billed expenses incurred on our behalf.

On January 1, 2008 our new Master Supply and Services Agreement (the “GTA Agreement”) with GTA became effective. Under this agreement, we pay GTA a contract rate for hotel and destination services inventory it makes available to us for booking on our websites. The contract rate exceeds the prices at which suppliers make their inventory available to GTA for distribution and is based on a percentage of the rates GTA makes such inventory available to its other customers. We are also subject to additional fees if we exceed certain specified booking levels. The initial term of the GTA Agreement expires on December 31, 2010. Under this agreement, we are restricted from providing access to hotels and destination services content to certain of GTA’s clients until December 31, 2010.

At March 31, 2008 and December 31, 2007, there were $73 million and $74 million of letters of credit issued by Travelport on our behalf, respectively (see Note 9 — Commitments and Contingencies). Travelport charges us a fee for issuing letters of credit on our behalf. This fee is included in interest expense in our condensed consolidated statements of operations.

Related Party Transactions with Affiliates of Blackstone and TCV

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of March 31, 2008 and December 31, 2007, reflected in our condensed consolidated balance sheets:

	March 31, 2008	December 31, 2007
	(in millions)

Accounts payable	$2	$1

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the three months ended March 31, 2008 and March 31, 2007, reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2008	2007
	(in millions)

Net revenue	$3	$3
Cost of revenue	2	—
Selling, general and administrative expense	1	—

The tables above reflect amounts resulting from agreements entered into in the normal course of conducting business with these affiliates. We believe that these agreements have been executed on terms comparable to those of unrelated third parties. For example, we have agreements with certain hotel management companies that are affiliates of Blackstone and that provide us with access to their inventory. We also purchase services from certain Blackstone and TCV affiliates such as telecommunications and advertising. In addition, various Blackstone and TCV affiliates utilize our partner marketing programs and corporate travel services.

15.	Fair Value Measurements

We adopted SFAS No. 157 on January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In accordance with FSP 157-2, we will defer the adoption of SFAS No. 157 for our non-financial assets and non-financial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. Under SFAS No. 159, companies may choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or liabilities (see Note 2 — Recently Issued Accounting Pronouncements).

We have derivative financial instruments that must be measured under the new fair value standard. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2008, which

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are classified as other current liabilities and other non-current liabilities in our condensed consolidated balance sheets:

Fair Value Measurements as of March 31, 2008
			Significant other	Significant
		Quoted prices in	observable	unobservable
	Balance at	active markets	inputs	inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
(in millions)

Interest rate swap liabilities (see Note 12 — Derivative Financial Instruments)	$11	—	$11	—

We value our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model including interest rates, credit spreads, and volatilities.

16.	Subsequent Events

The following events occurred subsequent to March 31, 2008:

Interest Rate Hedge

On May 1, 2008, we entered into a forward starting interest rate swap with a notional amount of $100 million that matures on May 31, 2011. This swap is effective on May 30, 2008 and will effectively convert an additional $100 million of the Term Loan from a variable to a fixed interest rate. We will pay a fixed rate of 3.39% on the swap and in exchange receive a variable rate based on LIBOR. The objective of entering into this swap is to protect against the volatility of future cash flows and effectively hedge the variable interest payments on the Term Loan. We determined that this hedging instrument qualifies for cash flow hedge accounting treatment under SFAS No. 133.

Amendment to Separation Agreement

On May 5, 2008, Travelport and we entered into an amendment to the separation agreement entered into in connection with the IPO. The amendment, among other things, clarifies how Travelport’s aggregate ownership of our voting stock is determined for all purposes of the separation agreement. In addition, Travelport has agreed to issue letters of credit on our behalf through at least March 31, 2009, in an aggregate amount not to exceed $75 million (denominated in U.S. dollars). In consideration for this extension of support, we have agreed to pay Travelport fees on any letters of credit issued, renewed or extended after March 31, 2008 at the then-current market rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2008.

OVERVIEW

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products. Our brand portfolio includes Orbitz, CheapTickets, the Away Network, and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub and RatesToGo based in Sydney, Australia, which have operations globally. We provide customers with the ability to book a comprehensive set of travel products, from over 75,000 suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

We generate revenue through multiple sources, including our retail model, merchant model, incentive payments, advertising, and white label and hosting businesses. Through our retail model, we earn fees and commissions from travel suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. Through our merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges for that product. Under both the retail and merchant models, we also earn revenue by charging customers a service fee for booking airline tickets and certain other travel products. In addition, we receive incentive payments for each segment of travel that is processed through a global distribution system (“GDS”).

We generate advertising revenue through our partner marketing programs. These programs provide direct access to our customer base through a combination of display advertising, performance-based advertising and other marketing programs. Our white label and hosting businesses enable us to earn revenue by licensing our technology platform to, or hosting websites on behalf of, third-party partners.

We continue to focus on the execution of our strategic plan, including increasing non-air revenue, growing our international brands and improving our operational efficiency through investing in our global technology platform. We are a leader in air travel, the largest online travel segment. This leadership position has enabled us to drive growth in non-air categories, specifically hotels and dynamic vacation packages. Dynamic vacation packages are vacation packages that include different combinations of travel products. These non-air categories generally have higher margins, and we believe these categories will present significant growth opportunities for us.

We believe that there are substantial growth opportunities in regions outside of the U.S. for our international brands. We experienced growth in our international gross bookings of 28% during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, excluding the impact of fluctuations in foreign exchange rates and the results of Travelbag, an offline U.K. travel business that we sold in July 2007.

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

We have already realized benefits as a result of the U.K. migration. The platform allows us to offer a broader range of hotel inventory to customers for booking. As a result, hotel inventory on the ebookers U.K. website has tripled to over 75,000 hotels globally. We expect to see further improvements in hotel inventory as we obtain the ability to book additional inventory through our global hotel supply team. We have made significant improvements in the hotel and dynamic packaging booking path, which has resulted in improved conversion rates. We have also experienced operational efficiencies and eliminated many of the manual processes required under the old platform. We expect these improvements, combined with the anticipated centralization of certain business functions, to lower our operating costs at ebookers over time.

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

Industry Trends

Growth in travel, internet usage and online travel booking continues to increase worldwide. Online travel booking rates are highest in the U.S. and continue to grow on a year-over-year basis. According to PhoCusWright, an independent travel, tourism and hospitality research firm, 2007 was the first year in which more than half of all travel in the U.S. was purchased online. The remainder of travel in the U.S. was booked through traditional offline channels. Suppliers, including airlines, hotels and car rental companies, have continued to focus their efforts on direct sale of their products through their own websites, further promoting the migration of customers to online booking. In the current environment, suppliers’ websites are believed to be taking market share domestically from both online travel companies (“OTCs”) and traditional offline travel companies.

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

Internationally, the online travel industry continues to benefit from rapidly increasing Internet usage and growing acceptance of online booking. We expect international growth rates for the online travel industry to continue to significantly outpace growth rates of the overall travel industry. As a result, we believe OTCs will increasingly generate a larger percentage of their growth from outside of the U.S. According to PhoCusWright, in 2007, approximately one-third of all travel in Europe was booked online and about 15% of all travel in Asia was booked online. The hotel-only business models have had particular success in delivering high growth rates in the international markets. We believe that our international brands, including ebookers, HotelClub and RatesToGo, provide us with substantial growth opportunities outside of the U.S.

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

OTCs generally charge a booking fee in connection with the booking of airline tickets and certain other travel products. We charge a service fee on many of our websites and in exchange provide our customers with a set of comparison shopping tools, access to extensive travel products and a wide range of services, including coverage from our OrbitzTLC customer care platform. Two OTCs eliminated booking fees on retail airline tickets, which has created uncertainty around the sustainability of booking fees. We will continue to monitor the competitive environment and regularly evaluate our fee structure.

In the U.S., continued increases in fuel prices as well as potential consolidation in the airline industry may impact the net revenue OTCs generate from the booking of airline tickets. As a result of high fuel prices, airlines have raised ticket prices, which could result in a decline in air traveler demand and lower transaction volume for OTCs. Potential consolidation in the airline industry could result in further increases in ticket prices and a reduction in the number of seats available for booking on OTCs’ websites.

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

The table below shows our gross bookings and net revenue for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,		$	%
	2008	2007	Change	Change
	(in millions)

Gross bookings (a)
Domestic
Air	$1,750	$1,871	$(121)	(6)%
Non-air and other	637	659	(22)	(3)%

Total domestic gross bookings	2,387	2,530	(143)	(6)%
International
Air	321	224	97	43%
Non-air and other	167	121	46	38%

Total international gross bookings	488	345	143	41%

Total gross bookings	$2,875	$2,875	—	—

Net revenue
Domestic
Air	$74	$79	$(5)	(6)%
Non-air and other	94	87	7	8%

Total domestic net revenue	168	166	2	1%
International
Air	21	20	1	5%
Non-air and other	30	26	4	15%

Total international net revenue	51	46	5	11%

Total net revenue	$219	$212	$7	3%

(a)	Gross bookings data presented in the table above for the three months ended March 31, 2007 excludes Travelbag, an offline U.K. travel business that we sold in July 2007.

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings decreased $143 million, or 6%, during the three months ended March 31, 2008 from the three months ended March 31, 2007. Of the $143 million decrease, $121 million was due to a decrease in air gross bookings, which was driven by lower transaction volume. A higher average price per air ticket, due in part to increased fuel prices, partially offset the decline in air transactions. Non-air and other gross bookings decreased $22 million, or 3%, during the three months ended March 31, 2008 from the three months ended March 31, 2007. This decrease was primarily driven by a decrease in hotel gross bookings due to a decline in transaction volume, partially offset by a higher average price per transaction resulting from year-over-year growth in the average daily rate.

For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, total gross bookings increased $143 million, or 41%, during the three months ended March 31, 2008 from the three months ended March 31, 2007. Of this increase, $35 million was due to foreign currency fluctuations. The remaining $108 million increase was due in part to a $77 million increase in air gross bookings driven by higher transaction volume. The remaining growth of $31 million was primarily driven by an increase in gross bookings for dynamic packaging at ebookers and an increase in gross bookings for hotels at HotelClub and RatesToGo.

Net Revenue — See discussion of net revenue in the Results of Operations section.

Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

	Three Months Ended
	March 31,		$	%
	2008	2007	Change	Change
	(in millions)

Net revenue
Air	$95	$99	$(4)	(4)%
Non-air and other	124	113	11	10%

Total net revenue	219	212	7	3%
Cost and expenses
Cost of revenue	43	38	5	13%
Selling, general and administrative	77	70	7	10%
Marketing	85	82	3	4%
Depreciation and amortization	15	13	2	15%

Total operating expenses	220	203	17	8%

Operating (loss) income	(1)	9	(10)	(111)%
Other (expense)
Interest expense, net	(16)	(19)	3	(16)%

Total other (expense)	(16)	(19)	3	(16)%

Loss before income taxes	(17)	(10)	(7)	70%
(Benefit) provision for income taxes	(2)	—	(2)	**

Net loss	$(15)	$(10)	$(5)	50%

As a percent of net revenue
Cost of revenue	20%	18%
Selling, general and administrative expense	35%	33%

**	Not meaningful.

Net Revenue

Net revenue increased $7 million, or 3%, to $219 million for the three months ended March 31, 2008 from $212 million for the three months ended March 31, 2007. As a result of the acquisition of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”) on August 23, 2006 (the “Blackstone Acquisition”), our net revenue during the three months ended March 31, 2007 was reduced due to deferred revenue that was written off at the time of the acquisition. Accordingly, we could not record revenue that was generated before the Blackstone Acquisition but not yet recognized at the time of the acquisition. The following discussion and analysis describes the impact on the comparability of net revenue year-over-year due to our inability to record this revenue, and refers to these amounts as “purchase accounting adjustments.”

Air.  Net revenue from air bookings decreased $4 million, or 4%, to $95 million for the three months ended March 31, 2008 from $99 million for the three months ended March 31, 2007. Foreign currency fluctuations increased air net revenue by $1 million. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $5 million.

A decrease in domestic air volume resulted in a $9 million decline in air net revenue, which was partially offset by a $4 million increase in air net revenue driven by higher net revenue recognized per air ticket. This higher net revenue per air ticket was largely due to an increase in incentive payments recognized for GDS services provided by Worldspan resulting from the re-negotiation of our GDS contract in July 2007. A reduction in paper ticket fees partially offset the increase in incentive payments, as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

An increase in international air volume drove a $5 million increase in air net revenue, which was offset by lower international net revenue per air ticket and the impact of the sale of our offline U.K. travel business in July 2007. The lower net revenue per air ticket primarily resulted from an increase in mix of short-haul flights, the introduction of additional low cost carriers on our websites in Europe and decreased compensation from suppliers as our mix shifts towards published fares.

Non-air and Other.  Net revenue from our non-air and other businesses increased $11 million, or 10%, to $124 million for the three months ended March 31, 2008 from $113 million for the three months ended March 31, 2007. Of this increase, $3 million was due to foreign currency fluctuations. In addition, net revenue increased $6 million year-over-year due to purchase accounting adjustments, which resulted in a reduction in our non-air and other net revenue of almost nil and $6 million for the three months ended March 31, 2008 and March 31, 2007, respectively. The remaining increase in net revenue from non-air and other bookings, excluding the impact of foreign currency fluctuations and purchase accounting adjustments, was $2 million.

Higher net revenue from travel insurance, advertising and hotel bookings primarily drove the domestic increase in non-air and other net revenue of $2 million. A decrease in net revenue from dynamic packaging, which resulted from lower transactions and a decrease in net revenue per transaction, partially offset these increases.

A decrease in international net revenue was driven by lower hotel net revenue and the impact of the sale of our offline U.K. travel business in July 2007. This decrease was offset by an increase in international net revenue from dynamic packaging and car bookings, which caused international non-air and other net revenue to be flat year-over-year.

Cost of Revenue

Cost of revenue increased $5 million, or 13%, to $43 million for the three months ended March 31, 2008 from $38 million for the three months ended March 31, 2007. The increase in cost of revenue was driven by an increase in charge-backs primarily at one of our international locations. We have since installed new revenue protection software and tighter security measures, and as a result, we expect to see a decrease in these charge-backs. We also experienced a decrease in paper ticket costs in the three months ended March 31, 2008 as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Selling, General and Administrative

Selling, general and administrative expense increased by $7 million, or 10%, to $77 million for the three months ended March 31, 2008 from $70 million for the three months ended March 31, 2007. The increase in selling, general and administrative expense was driven by a $6 million increase in our wages and benefits, primarily due to an increase in stock compensation expense and higher staffing levels as we continue to build our hotel sourcing team and as we add capabilities in the areas of finance and legal to undertake corporate-level functions previously provided by Travelport. We also incurred a $3 million increase in realized losses resulting from foreign currency fluctuations on certain unhedged transactions and a $2 million decrease in the capitalization of development costs, which contributed to the increase in selling, general and administrative expense. During the three months ended March 31, 2008, we recorded a $4 million reduction to selling, general and administrative expense for the insurance reimbursement of costs we previously incurred to defend hotel occupancy tax cases, which partially offset these increases.

Marketing

Marketing expense increased $3 million, or 4%, to $85 million for the three months ended March 31, 2008 from $82 million for the three months ended March 31, 2007. Our marketing expense decreased domestically primarily as a result of a reduction in online marketing costs driven by lower transaction volume. Internationally, marketing expense increased due to higher online marketing costs driven primarily by growth in transaction volume and a higher cost per transaction.

Depreciation and Amortization

Depreciation and amortization increased $2 million, or 15%, to $15 million for the three months ended March 31, 2008 from $13 million for the three months ended March 31, 2007. The increase in depreciation and amortization expense resulted from an increase in capitalized software placed in service and the roll-out of our global technology platform in July 2007.

Interest Expense, Net

Interest expense decreased by $3 million, or 16%, to $16 million for the three months ended March 31, 2008 from $19 million for the three months ended March 31, 2007. The decrease in interest expense is primarily due to the repayment of $860 million of intercompany notes payable to Travelport in connection with the IPO, offset in part by interest expense incurred on the $600 million term loan facility and the $85 million revolving credit facility entered into concurrent with the IPO. An increase in interest expense accreted on the tax sharing liability of $1 million and a decrease in capitalized interest of $2 million also partially offset the decrease in interest expense. During the three months ended March 31, 2008 and March 31, 2007, $5 million and $19 million of the total interest expense recorded was non-cash, respectively.

(Benefit) Provision for Income Taxes

We recorded a tax benefit of $2 million for the three months ended March 31, 2008 and a tax provision of almost nil for the three months ended March 31, 2007. The increase in our tax benefit is primarily due to certain net operating losses for which we recorded a tax benefit in the three months ended March 31, 2008, as we believe the realization of these losses will be probable at December 31, 2008.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 14 — Related Party Transactions of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and our $85 million revolving credit facility. At March 31, 2008 and December 31, 2007, our cash and cash equivalents balances were $117 million and $25 million, respectively. We had $85 million and $84 million of availability under our revolving credit facility at March 31, 2008 and December 31, 2007, respectively. Prior to our IPO, our financing needs were supported by Travelport. We also require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. As of March 31, 2008, substantially all of these letters of credit were issued by Travelport on our behalf under the terms of the separation agreement entered into in connection with the IPO. At March 31, 2008 and December 31, 2007, there were $73 million and $74 million of outstanding letters of credit issued by Travelport on our behalf, respectively.

Under our merchant model, customers generally pay us for reservations in advance, at the time of booking, and we pay our suppliers at a later date. Initially, we record these payments as deferred income and accrued merchant payables. We recognize net revenue when customers use the reservation and pay our suppliers once we have received a subsequent invoice. The difference in timing between the cash collected from our customers and payments to our suppliers positively impacts our working capital and operating cash flows. As long as we continue to grow our merchant business, we anticipate this will continue to have a positive impact on our operating cash flows. Conversely, if there are changes to the model which reduce the time between the receipt of cash from our customers and payments to suppliers, our working capital benefits could be reduced.

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

As of March 31, 2008, we had a working capital deficit of $313 million as compared to a deficit of $301 million as of December 31, 2007. This deficit is primarily a result of our merchant business described above. We expect this deficit to increase over time as we continue to grow our merchant business.

We generated positive cash flow from operations for the years ended December 31, 2005 through 2007 and the three months ended March 31, 2008, despite experiencing net losses. Historically, we have incurred losses due to significant non-cash expenses, primarily the impairment of goodwill and intangible assets. We utilize this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash needs. We invest cash flow from operations into our business, which historically has primarily financed the development and expansion of our global technology platform. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We expect annual cash flow from operations to remain positive in the foreseeable future. We intend to continue to use this cash flow to fund capital expenditures as well as other investing and financing activities, such as the repayment of debt. For the year ended December 31, 2008, we expect our capital expenditures to be between $55 million and $65 million. We anticipate that our capital expenditures will decrease as a percentage of total net revenue as our business continues to grow.

We believe that cash flow generated from operations, cash on hand and availability under our revolving credit facility will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if we are not successful in generating sufficient cash flow from operations, we may need to raise additional funds through debt or equity offerings. In the event additional financing is required, our ability to raise third-party debt may be limited by the covenants and restrictions under our credit agreement (see “Financing Arrangements” below) and may require the consent of Travelport pursuant to the terms of our certificate of incorporation. In addition, financing may not be available to us at all or may not be available to us at favorable terms. We may raise additional funds through the issuance of equity securities, which could result in potential dilution of our stockholders’ equity. However, any such issuance may require the consent of Travelport and our other shareholders. Furthermore, if we require letters of credit in excess of the $75 million available under the facility provided by Travelport or letters of credit denominated in foreign currencies and are unable to obtain a replacement facility, we will be required to issue such letters of credit under our credit agreement, which will reduce available liquidity.

Cash Flows

Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2008 and March 31, 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)

Beginning cash and cash equivalents	$25	$28
Cash provided by (used in):
Operating activities	108	147
Investing activities	(12)	(14)
Financing activities	(7)	(113)
Effect of changes in exchange rates on cash and cash equivalents	3	—

Net increase in cash and cash equivalents	92	20

Ending cash and cash equivalents	$117	$48

Operating Activities

Cash provided by operating activities consists of net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $108 million for the three months ended March 31, 2008 compared to $147 million for the three months ended March 31, 2007. The decrease in operating cash flow was partially due to timing of payment of accounts payable as well as payments made to Travelport during the three months ended March 31, 2008. Prior to our IPO, net payments to Travelport were included in financing activities, since we were operating under a cash pooling arrangement with Travelport. The decrease is also due in part to cash interest expense incurred during the three months ended March 31, 2008 on the $600 million term loan facility and $85 million revolving credit facility that we entered into concurrent with the IPO. These decreases were offset in part by increases in accrued merchant payables and accrued expenses.

Investing Activities

Cash flow used in investing activities decreased $2 million, to $12 million for the three months ended March 31, 2008 from $14 million for the three months ended March 31, 2007. The decrease in cash used in investing activities is due to a decrease in capital expenditures.

Financing Activities

Cash flow used in financing activities decreased $106 million, to $7 million for the three months ended March 31, 2008 from $113 million for the three months ended March 31, 2007. The decrease in cash flow used in financing activities was primarily due to a decrease in cash distributed to Travelport during the three months ended March 31, 2008. Following our IPO in July 2007, we are no longer required to distribute available cash to Travelport. This decrease was offset in part by payments made under the tax sharing agreement with the Founding Airlines during the three months ended March 31, 2008 as well as the repayment of principal on the $600 million term loan facility and the outstanding balance on our $85 million revolving credit facility.

Financing Arrangements

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”). The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR (or an alternative base rate) plus a margin. At March 31, 2008 and December 31, 2007, $597 million and $599 million was outstanding on the Term Loan, respectively, and $0 and $1 million was outstanding on the Revolver, respectively.

Our Term Loan and Revolver are both secured by substantially all of our and our domestic subsidiaries’ tangible and intangible assets, including a pledge of 100% of the outstanding capital stock or other equity interests of substantially all of our direct and indirect domestic subsidiaries and 65% of the capital stock or other equity interests of certain of our foreign subsidiaries, subject to certain exceptions. Our Term Loan and Revolver are also guaranteed by substantially all of our domestic subsidiaries.

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

The Credit Agreement requires us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, each as defined in the Credit Agreement. As of March 31, 2008, we were in compliance with these covenants.

In addition, beginning in the first quarter of 2009, we will be required to make mandatory prepayments on the Term Loan in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement.

As a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. Under the separation agreement entered into at the time of our IPO, we were required to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us. At March 31, 2008 and December 31, 2007, there were $73 million and $74 million of letters of credit issued by Travelport on our behalf, respectively. Under the terms of the separation agreement, as amended, Travelport has agreed to issue letters of credit on our behalf in an aggregate amount not to exceed $75 million through at least March 31, 2009, subject to other terms and conditions stated therein.

Financial Obligations

Commitments and Contingencies

We and certain of our affiliates are parties to cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes. We believe that we have meritorious defenses and we are vigorously defending against these claims (see Note 9 — Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information).

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. During the three months ended March 31, 2008, we recorded a $4 million reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the reimbursement of these costs. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of March 31, 2008, we have not recognized a gain for the outstanding contingent claims for which we have not yet received reimbursement.

Contractual Obligations

Our contractual obligations as of March 31, 2008 did not materially change from the amounts set forth in our 2007 Annual Report on Form 10-K.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At March 31, 2008 and December 31, 2007, there were $3 million of surety bonds outstanding, respectively, and $4 million and $6 million of guarantees outstanding, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles in the U.S. requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2007 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Transaction Exposure

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily hedge our foreign currency exposure to the British pound, euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. Substantially all of the forward contracts utilized by us do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result, any fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2008 and December 31, 2007, we had outstanding foreign currency forward contracts with net notional values equivalent to approximately $20 million and $15 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at March 31, 2008 and December 31, 2007 was a net translation gain (loss) of $6 million and $(2) million, respectively. This gain (loss) is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive loss.

Interest Rate Risk

Our Term Loan and Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $300 million to hedge fluctuations in LIBOR (see Note 12 — Derivative Financial Instruments of the Notes to Unaudited Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and a hypothetical 100 basis point change in interest rates. We used March 31, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $9 million at March 31, 2008 compared to $6 million at December 31, 2007. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical change in market rates of interest on interest expense would be $1 million at March 31, 2008.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In 2008, we will be required to comply with Section 404 of the Sarbanes Oxley Act of 2002 and to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose for the year ending December 31, 2008. In connection with the audit of our financial statements for the year ended December 31, 2007, our auditors and we identified certain matters involving our internal controls over financial reporting that would constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”).

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

Personnel

We have hired personnel for all key open accounting positions, including external reporting, investor relations, tax, technical accounting and treasury, and we will continue to hire additional staff as needed.

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

Treasury

We have hired a treasurer and supporting treasury staff to transition treasury services from Travelport. Similar to tax, we are in the process of creating global treasury oversight by establishing a centralized treasury function in the U.S. in order to manage and account for our treasury position accurately on a global basis.

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

We have taken significant steps to remediate the material weaknesses discussed above, and we expect to eliminate the material weaknesses identified as of December 31, 2007 in 2008.

Changes in Internal Control over Financial Reporting

Except for the on-going remediation activities described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

During the three months ended March 31, 2008, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2007 Annual Report on Form 10-K filed with the SEC on March 21, 2008, except as described below.

Consumer Class Actions

In the In re Orbitz Taxes and Fees Litigation, on January 17, 2008, the plaintiff filed its Notice of Appeal.

Litigation Relating to Hotel Occupancy Taxes

On January 10, 2008, Mecklenburg County, North Carolina filed an action in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina.

In the Louisville/Jefferson County Metro Government case, on February 20, 2008, Lexington-Fayette Urban County Government moved to intervene. On April 18, 2008, the plaintiff filed an unopposed motion for leave to file a second amended complaint, which removes the class action allegations.

In the consolidated City of Findlay, Ohio and Cities of Columbus and Dayton, Ohio cases, on February 27, 2008, the plaintiffs amended their complaint to remove the class action allegations.

The City of Houston, Texas, et al. case was dismissed on March 13, 2008. On April 14, 2008, the plaintiffs filed a Third Amended Petition, along with a Motion for New Trial and Motion for Clarification of the court’s March 13, 2008 order dismissing the case.

In the City of Fairview Heights, Illinois case, on March 31, 2008, the court denied the plaintiff’s motion for class certification. The case is now proceeding as an individual action on behalf of the City of Fairview Heights only.

Vanguard Car Rental USA Inc. v. Orbitz Worldwide, Inc.

On April 25, 2008, Vanguard Car Rental USA Inc. (“Vanguard”) filed an action in the Circuit Court of Cook County (Chancery Division) against the Company based on the Company’s alleged breach of an Amended and Restated Rental Car Charter Associate Agreement dated October 24, 2005 (the “Agreement”). Vanguard claims that the Company breached the Agreement by failing to display its brands, Alamo Rent a Car and National Car Rental, on the first rental car matrix display page on the orbitz.com and cheaptickets.com websites. Vanguard asserts claims for breach of contract and injunction, specific performance, interference with expectation of business relationships, violation of the Illinois Deceptive Trade Practices Act, violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act and unfair competition. Vanguard seeks a temporary restraining order, a preliminary injunction, a permanent injunction, unspecified damages, punitive damages and attorneys’ fees. On April 29, 2008, the court denied Vanguard’s motion for a temporary restraining order after finding that Vanguard had not demonstrated a likelihood of success on the merits of its breach of contract claim.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2008:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs(b)	Plans or Programs(b)

January 1, 2008 to January 31, 2008	—	$—	—	—
February 1, 2008 to February 29, 2008	1,645	$6.77	—	—
March 1, 2008 to March 31, 2008	—	$—	—	—

Total	1,645	$6.77	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

(b)	During the first quarter of 2008, we did not have a publicly announced plan or program for the repurchase of our common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.2		Amended and Restated Bylaws of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.3		Amendment to the Amended and Restated By-laws of Orbitz Worldwide, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 5, 2007).
4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
10.1		Appointment Letter of Richard P. Fox dated March 20, 2008 (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on March 24, 2008).
10	.2†	Amendment, effective October 1, 2007, between Amadeus IT Group, S.A. and ebookers Limited.
10	.3†	First Amendment to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITZ WORLDWIDE, INC.

By:	/s/ Steven Barnhart
Steven Barnhart
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2008

By:	/s/ Marsha C. Williams
Marsha C. Williams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2008

By:	/s/ John W. Bosshart
John W. Bosshart
Vice President of Accounting and External Reporting
(Principal Accounting Officer)

Date: May 7, 2008