Form 10-Q
period 2008-06-30
Orbitz Worldwide, Inc.
filed 2008-08-08
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

As of August 6, 2008, 83,231,614 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenue	$231	$229	$450	$441
Cost and expenses
Cost of revenue	46	42	89	80
Selling, general and administrative	72	91	149	161
Marketing	81	85	166	167
Depreciation and amortization	17	12	32	25

Total operating expenses	216	230	436	433

Operating income (loss)	15	(1)	14	8
Other (expense)
Interest expense, net	(15)	(28)	(31)	(47)

Total other (expense)	(15)	(28)	(31)	(47)

Loss before income taxes	—	(29)	(17)	(39)
Provision for income taxes	5	3	3	3

Net loss	$(5)	$(32)	$(20)	$(42)

	Three Months		Six Months
	Ended		Ended
	June 30, 2008		June 30, 2008

Net loss	$(5)		$(20)

Net loss per share — basic and diluted:
Net loss per share	$(0.06)		$(0.24)

Weighted average shares outstanding	83,243,607		83,199,010

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$99	$25
Accounts receivable (net of allowance for doubtful accounts of $1 and $2, respectively)	84	60
Prepaid expenses	19	16
Security deposits	13	8
Deferred income taxes, current	8	3
Due from Travelport, net	15	—
Other current assets	12	9

Total current assets	250	121
Property and equipment, net	187	184
Goodwill	1,197	1,181
Trademarks and trade names	316	313
Other intangible assets, net	59	68
Deferred income taxes, non-current	11	12
Other non-current assets	46	46

Total Assets	$2,066	$1,925

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41	$37
Accrued merchant payable	318	218
Accrued expenses	138	121
Deferred income	44	28
Due to Travelport, net	—	8
Term loan, current	6	6
Other current liabilities	7	4

Total current liabilities	554	422
Term loan, non-current	590	593
Line of credit	—	1
Tax sharing liability	123	114
Unfavorable contracts	15	17
Other non-current liabilities	39	40

Total Liabilities	1,321	1,187

Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 83,231,614 and 83,107,909 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 17,407 and 8,852 shares held, respectively	—	—
Additional paid in capital	901	894
Accumulated deficit	(171)	(151)
Accumulated other comprehensive income (loss) (net of accumulated tax benefit of $2 and $2, respectively)	14	(6)

Total Shareholders’ Equity	745	738

Total Liabilities and Shareholders’ Equity	$2,066	$1,925

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2008	2007
		As Restated
		(Note 16)

Operating activities:
Net (loss)	$(20)	$(42)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	32	25
Non-cash revenue	(2)	(5)
Non-cash interest expense	9	47
Deferred income taxes	1	2
Stock compensation	8	3
(Recovery of) provision for bad debts	(1)	3
Changes in assets and liabilities:
Accounts receivable	(22)	(17)
Deferred income	18	22
Due to/from Travelport, net	(22)	—
Accounts payable, accrued merchant payable, accrued expenses and other current liabilities	115	109
Other	(7)	(6)

Net cash provided by operating activities	109	141

Investing activities:
Property and equipment additions	(26)	(26)

Net cash (used in) investing activities	(26)	(26)

Financing activities:
Capital lease and debt payments	(4)	—
Advances to Travelport	—	(85)
Payments to satisfy employee tax withholding obligations upon vesting of equity-based awards	(1)	—
Payments on tax sharing liability	(7)	—
Proceeds from line of credit	29	—
Payments on line of credit	(30)	—

Net cash (used in) financing activities	(13)	(85)

Effects of changes in exchange rates on cash and cash equivalents	4	1

Net increase in cash and cash equivalents	74	31
Cash and cash equivalents at beginning of period	25	18

Cash and cash equivalents at end of period	$99	$49

Supplemental disclosure of cash flow information:
Income tax payments, net	$2	$3
Cash interest payments, net of capitalized interest of almost nil and $3, respectively	$22	—
Non-cash investing activity:
Capital expenditures incurred not yet paid	$3	$3
Non-cash financing activity:
Non-cash capital contributions and distributions to Travelport	—	$(854)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net loss	$(5)	$(32)	$(20)	$(42)
Other comprehensive income, net of income taxes
Currency translation adjustment	11	5	19	5
Unrealized gains on floating to fixed interest rate swaps (net of tax (expense) benefit of $(2), $0, almost nil and $0, respectively)	4	—	1	—

Other comprehensive income	15	5	20	5

Comprehensive income (loss)	$10	$(27)	—	$(37)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity

Balance at December 31, 2007	83	$1	$894	$(151)	$(6)	$738
Net loss	—	—	—	(20)	—	(20)
Amortization of equity-based compensation awards granted to employees, net of payments to satisfy employee tax withholding obligations upon vesting	—	—	7	—	—	7
Other comprehensive income, net of tax benefit of almost nil	—	—	—	—	20	20

Balance at June 30, 2008	83	$1	$901	$(171)	$14	$745

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and Travel Acquisition Corporation Pty. Ltd. (“HotelClub”) and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of our initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At June 30, 2008 and December 31, 2007, Travelport and its affiliates beneficially owned approximately 58% and 59% of our outstanding common stock, respectively.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have reclassified marketing expense for the prior period in our condensed consolidated financial statements to conform to the current period presentation. We stated our marketing expense separately on our condensed consolidated statements of operations in the current period. These amounts were previously included in selling, general and administrative expense.

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

Restatement

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2007 and our condensed consolidated financial statements for the three months ended March 31, 2008, we determined that we should restate our previously issued financial statements to correct errors that we identified. As a result, we are restating our previously issued consolidated statement of cash flows for the six months ended June 30, 2007 in this Form 10-Q. See Note 16 — Restatement for further information.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective on January 1, 2008. We have chosen not to apply the provisions of SFAS No. 159 to any of our existing financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 141(R) will become effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS No. 141(R) to have an effect on our consolidated financial statements unless we enter into a business combination or reduce our deferred tax valuation allowance that was established in purchase accounting. In connection with the Blackstone Acquisition, we established a deferred income tax valuation allowance of $408 million in purchase accounting. We are forecasting a net overall reduction in the domestic deferred income tax valuation allowance for the year ending December 31, 2008. Beginning January 1, 2009, any future reductions in our remaining deferred income tax valuation allowance that was originally established in purchase accounting will be recorded through our statement of operations.

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

3.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)

Capitalized software	$166	$149
Furniture, fixtures and equipment	63	60
Leasehold improvements	15	15
Construction in progress	12	7

Gross property and equipment	256	231
Less: accumulated depreciation and amortization	(69)	(47)

Property and equipment, net	$187	$184

We recorded depreciation and amortization expense related to property and equipment in the amount of $11 million and $7 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $22 million and $15 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$1,197	$1,181
Trademarks and trade names	316	313

The changes in the carrying amount of goodwill during the six months ended June 30, 2008 were as follows:

Amount
(in millions)

Balance at December 31, 2007	$1,181
Impact of foreign currency translation (a)	18
Other (b)	(2)

Balance at June 30, 2008	$1,197

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

(b)	As of June 30, 2008, we have recorded a full valuation allowance against our net domestic deferred income tax asset. This valuation allowance was established through purchase accounting in connection with the Blackstone Acquisition. To the extent that any of this valuation allowance is reduced at December 31, 2008, these reductions will be recorded as adjustments to goodwill. We are forecasting a net overall decrease to our domestic valuation allowance for the year ending December 31, 2008. As a result, the release of the valuation allowance related to the domestic deferred income tax assets was recorded as an adjustment to goodwill as of June 30, 2008.

Finite-lived intangible assets consisted of the following:

	June 30, 2008				December 31, 2007
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
		(in millions)		(in years)		(in millions)		(in years)

Finite-Lived Intangible Assets:
Customer relationships	$90	$(35)	$55	6	$90	$(26)	$64	6
Vendor relationships and other	5	(1)	4	7	5	(1)	4	7

Total Finite-Lived Intangible Assets	$95	$(36)	$59	6	$95	$(27)	$68	6

We recorded amortization expense related to finite-lived intangible assets in the amount of $6 million and $5 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $10 million for each of the six months ended June 30, 2008 and June 30, 2007, respectively. These amounts are included in depreciation and amortization expense in our condensed consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in millions)

2008 (remaining 6 months)	$10
2009	19
2010	13
2011	4
2012	3
Thereafter	10

Total	$59

5.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)

Advertising and marketing	$39	$25
Employee costs	22	15
Tax sharing liability, current	19	27
Technology costs	9	6
Facilities costs	6	8
Rebates	6	6
Customer service costs	5	5
Professional fees	5	4
Unfavorable contracts, current	3	3
Other	24	22

Total accrued expenses	$138	$121

6.	Term Loan and Revolving Credit Facility

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The Term Loan matures in July 2014. At June 30, 2008 and December 31, 2007, $596 million and $599 million was outstanding on the Term Loan, respectively.

We have entered into interest rate swaps that effectively convert $400 million of the Term Loan to a fixed interest rate (see Note 12 — Derivative Financial Instruments). At June 30, 2008, $300 million of the Term Loan effectively bears interest at a fixed rate of 8.21%, and $100 million of the Term Loan effectively bears interest at a fixed rate of 6.39%, through these interest rate swaps. The remaining $196 million of the Term Loan bears interest at a variable rate of LIBOR plus 300 basis points, or 5.48% for $96 million of the

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining amount which is based on the one-month LIBOR at June 30, 2008 and 5.91% for $100 million of the remaining amount which is based on the three-month LIBOR at June 30, 2008.

Revolver

The Revolver provides for borrowings and letter of credit issuances of up to $85 million and bears interest at a variable rate, at our option, of LIBOR plus a margin of 250 basis points or an Alternative Base Rate plus a margin of 150 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We also incur a commitment fee of 50 basis points on any unused amounts on the Revolver. The Revolver matures in July 2013. At June 30, 2008 and December 31, 2007, $0 and $1 million was outstanding on the Revolver, respectively. For each of the three months and six months ended June 30, 2008, commitment fees on unused amounts on the Revolver were almost nil.

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

As of June 30, 2008, the remaining payments that may be due under this agreement were approximately $269 million. Payments under the tax sharing agreement are generally due in the second, third and fourth calendar quarters of the year, with two payments due in the second quarter. We estimate that the net present value of our obligation to pay tax benefits to the Founding Airlines was $142 million and $141 million at June 30, 2008 and December 31, 2007, respectively. This estimate is based upon certain assumptions, including our future operating performance and taxable income, the tax rate, the timing of tax payments, current and projected market conditions and the applicable discount rate, all of which we believe are reasonable. These assumptions are inherently uncertain, however, and actual results could differ from our estimates.

The table below shows the changes in the tax sharing liability during the six months ended June 30, 2008:

Amount
(in millions)

Balance at December 31, 2007	$141
Accretion of interest expense (a)	8
Cash payments	(7)

Balance at June 30, 2008	$142

(a)	We accreted interest expense related to the tax sharing liability of $4 million and $3 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $8 million and $6 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $19 million and $27 million is included in accrued expenses in our condensed consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively. The long-term portion of the tax sharing liability of $123 million and $114 million is reflected as the tax sharing liability in our condensed consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively. At the time of the Blackstone Acquisition, Cendant indemnified Travelport and us for amounts due under the tax sharing agreement. As a result, we recorded a receivable of $37 million which is included in other non-current assets in our condensed consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively. We expect to collect this receivable when Cendant receives the tax benefit.

The table below shows the estimated payments under our tax sharing liability over the next five years:

Year	(in millions)

2008 (remaining 6 months)	$13
2009	13
2010	14
2011	28
2012	21
Thereafter	180

Total	$269

8.	Unfavorable Contracts

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

At June 30, 2008 and December 31, 2007, the net present value of the unfavorable contract liability was $18 million and $20 million, respectively. The current portion of the liability of $3 million was included in accrued expenses in our condensed consolidated balance sheets at June 30, 2008 and December 31, 2007. The long term portion of the liability of $15 million and $17 million was included in unfavorable contracts in our condensed consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This liability is being amortized to revenue in our condensed consolidated statements of operations on a straight-line basis over the remaining contractual term. We recognized revenue for the unfavorable portion of the Charter Associate Agreements in the amount of $1 million for each of the three months ended June 30, 2008 and June 30, 2007, respectively, and $2 million for each of the six months ended June 30, 2008 and June 30, 2007, respectively.

9.	Commitments and Contingencies

Our commitments as of June 30, 2008 did not materially change from the amounts set forth in our 2007 Annual Report on Form 10-K.

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The City of Baltimore, Maryland, City of New Orleans, Louisiana, the City of Philadelphia, Pennsylvania, the City of Madison, Wisconsin, the City of Phoenix, Arizona, the counties of Mecklenburg, Stanly and Brunswick, North Carolina, the counties of Miami-Dade and Broward, Florida, the cities of Alpharetta, Atlanta, Cartersville, Cedartown, College Park, Columbus, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia, the counties of Augusta-Richmond, Clayton, Cobb, DeKalb, Fulton and Gwinnett, Georgia, the cities of Anaheim, Oakland, Los Angeles, San Francisco and San Diego, California, the cities of Pine Bluff and North Little Rock, Arkansas, the county of Jefferson, Arkansas, the county of Suffolk, New York, state and local tax officials from Arizona, Florida, Wisconsin, Pennsylvania, Hawaii and Indiana, and a third-party on behalf of unnamed municipalities and counties in Alabama, among others, have begun or attempted to pursue formal or informal administrative procedures or audits or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss, an adverse outcome from these unresolved proceedings could be material to us with respect to earnings or cash flows in any given reporting period. We do not believe that the impact of this unresolved litigation would result in a material liability to us in relation to our financial position or liquidity.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. During the three and six months ended June 30, 2008, we recorded a $1 million and $5 million reduction to selling, general and administrative expense in our condensed consolidated statements of operations, respectively, for the reimbursement of these costs. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of June 30, 2008, we have not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At June 30, 2008 and December 31, 2007, there were $3 million of surety bonds outstanding and $4 million and $6 million of bank guarantees outstanding, respectively.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. government agencies. Travelport issues letters of credit on our behalf. The letter of credit fees were almost nil for each of the three months ended June 30, 2008 and June 30, 2007, respectively, and $1 million for each of the six months ended June 30, 2008 and June 30, 2007, respectively. At June 30, 2008 and December 31, 2007, there were $71 million and $74 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 14 — Related Party Transactions).

10.	Income Taxes

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we have established a liability for unrecognized tax benefits that management believes to be adequate. The table below shows the changes in this liability during the six months ended June 30, 2008:

Amount
(in millions)

Balance as of December 31, 2007	$2
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	1

Balance as of June 30, 2008	$3

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $3 million. We do not expect to make any cash tax payments nor do we expect any statutes of limitations to lapse related to this liability within the next twelve months.

We have computed the tax provision for the period ended June 30, 2008 in accordance with the provisions of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” We recognized an income tax provision in tax jurisdictions which had pre-tax income for the period ended June 30, 2008 and are expected to generate pre-tax book income during the remainder of fiscal year 2008. We recognized an income tax benefit in tax jurisdictions which incurred pre-tax losses for the period ended June 30, 2008 if the tax jurisdictions are

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be able to realize these losses during the remainder of fiscal year 2008 or are expected to recognize a deferred tax asset related to such losses at December 31, 2008.

11.	Equity-Based Compensation

We currently issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors (the “Compensation Committee”) for participation in the Plan. At our Annual Meeting of Shareholders on May 8, 2008, our shareholders approved an amendment to the Plan, increasing the number of shares of our common stock available for issuance under the Plan to 15,100,000 shares, subject to adjustment as provided in the Plan. As of June 30, 2008, 6,628,013 shares were available for future issuance under the Plan.

Stock Options

The table below summarizes the option activity under the Plan during the six months ended June 30, 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic
	Shares	(per share)	(in years)	Value(a)

Outstanding at December 31, 2007	2,560,676	$14.96	9.6
Granted	2,078,486	$6.28	7.0
Forfeited	(227,450)	$15.00	9.1

Outstanding at June 30, 2008	4,411,712	$10.87	8.1	—

Exercisable at June 30, 2008	235,583	$15.00	9.1	—

(a)	The exercise price of stock options outstanding and exercisable at June 30, 2008 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was zero.

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. The stock options granted at the time of the IPO as additional compensation to our employees who previously held equity awards under Travelport’s long-term incentive plan vest quarterly over a three-year period. All other stock options granted vest annually over a four-year period. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for stock options granted during the six months ended June 30, 2008 are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method,” as defined in SEC Staff Accounting Bulletin No. 110, “Share-Based Payments.” The risk-free interest rate is based on yields on U.S. Treasury

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strips with a maturity similar to the estimated expected life of the stock options. We use historical turnover to estimate employee forfeitures.

Assumptions:

Dividend yield	—
Expected volatility	41%
Expected life (in years)	4.76
Risk-free interest rate	3.64%

Based on the above assumptions, the weighted average grant date fair value of stock options granted during the six months ended June 30, 2008 was $2.54.

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan for the six months ended June 30, 2008:

		Weighted Average
		Grant Date
	Restricted Stock	Fair Value
	Units	(per share)

Unvested at December 31, 2007	2,296,351	$13.28
Granted	1,420,930	$6.22
Vested (a)	(170,700)	$11.89
Forfeited	(413,509)	$12.72

Unvested at June 30, 2008	3,133,072	$10.23

(a)	We issued 132,260 shares of common stock in connection with the vesting of restricted stock units during the six months ended June 30, 2008, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

The restricted stock units granted at the time of the IPO upon conversion of unvested equity-based awards previously held by our employees under Travelport’s long-term incentive plan vest quarterly over a three-year period. All other restricted stock units cliff vest at the end of either a two-year or three-year period, or vest annually over a three-year or four-year period. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period.

The total number of restricted stock units that vested during the six months ended June 30, 2008 and the total fair value thereof was 170,700 restricted stock units and $2 million, respectively.

Restricted Stock

There was no significant restricted stock activity for the six months ended June 30, 2008.

Performance-Based Restricted Stock Units

On June 19, 2008, the Compensation Committee approved a grant of performance-based restricted stock units (“PSUs”) under the Plan to certain of our executive officers. The PSUs entitle the executives to receive a certain number of shares of our common stock based on the Company’s satisfaction of certain financial and strategic performance goals, including net revenue growth, adjusted EBITDA margin improvement and the achievement of specified technology milestones during fiscal years 2008, 2009 and 2010 (the “Performance Period”). The performance conditions also provide that if the Company’s aggregate adjusted EBITDA during the Performance Period does not equal or exceed a certain threshold, each PSU award will be forfeited. Based

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the achievement of the performance conditions during the Performance Period, the final settlement of the PSU awards will range between 0 and 166 2/3% of the target shares underlying the PSU awards based on a specified objective formula approved by the Compensation Committee. The PSUs will vest within 75 days of the end of the Performance Period.

The target number of shares underlying the PSUs that were granted to certain executive officers during the six months ended June 30, 2008 totaled 249,108 shares and had a grant date fair value of $6.28 per share. As of June 30, 2008, the Company expects that the PSUs will vest at target.

As of June 30, 2008, $37 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units, unvested PSUs and unvested restricted stock are expected to be recognized over the remaining weighted-average period of 3 years.

Non-Employee Directors Deferred Compensation Plan

During the six months ended June 30, 2008, a total of 129,944 deferred stock units were granted to our non-employee directors at a weighted average grant date fair value of $6.15 per share. The deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The deferred stock units entitle the non-employee director to receive one share of our common stock for each deferred stock unit on the date that is 200 days immediately following the non-employee director’s retirement or termination of service from the board of directors, for any reason. The entire grant date fair value of deferred stock units is expensed on the date of grant.

Compensation Expense

We recognized total equity-based compensation expense of $5 million and $1 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $8 million and $1 million for the six months ended June 30, 2008 and June 30, 2007, respectively, none of which has provided us a tax benefit.

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

On May 1, 2008, we entered into a third interest rate swap that effectively converts an additional $100 million of the Term Loan from a variable to a fixed interest rate. The swap has a notional amount of $100 million and matures on May 31, 2011. We pay a fixed rate of 3.39% on the swap and in exchange receive a variable rate based on LIBOR.

The objective of entering into our interest rate swaps is to protect against volatility of future cash flows and effectively hedge the variable interest payments on the Term Loan. We determined that these designated hedging instruments qualify for cash flow hedge accounting treatment under SFAS No. 133.

The interest rate swaps are reflected in our condensed consolidated balance sheets at market value. At June 30, 2008 and December 31, 2007, the total market value of the swaps entered into on July 25, 2007 represented a liability of $6 million, of which $1 million was included in other current liabilities and $5 million was included in other non-current liabilities in our condensed consolidated balance sheets. At June 30, 2008, the total market value of the swap entered into on May 1, 2008 represented an asset of $1 million, which was included in other non-current assets in our condensed consolidated balance sheets. The corresponding market

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment was recorded to accumulated other comprehensive income. There was no hedge ineffectiveness recorded during the three or six months ended June 30, 2008.

Foreign Currency Hedges

We enter into foreign currency forward contracts (“forward contracts”) from time to time to manage exposure to changes in the foreign currency associated with foreign receivables, payables, intercompany transactions and forecasted earnings. As of June 30, 2008, we have forward contracts outstanding with a total net notional amount of $45 million, which mature in July 2008. The forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the forward contracts are recorded in net income, as a component of selling, general and administrative expense in our condensed consolidated statements of operations. We recognized losses related to foreign currency forward contracts of $1 million for each of the three months ended June 30, 2008 and June 30, 2007 and $1 million for each of the six months ended June 30, 2008 and June 30, 2007. The total market value of forward contracts at June 30, 2008 and December 31, 2007 represented a liability of almost nil and an asset of almost nil, respectively, which was included in accrued expenses and other current assets in our condensed consolidated balance sheets.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(in millions, except share and per share data)

Net Loss	$(5)	$(20)

Net Loss per Share — Basic and Diluted:
Weighted Average Shares Outstanding for Basic and Diluted Net Loss Per Share (a)	83,243,607	83,199,010

Basic and Diluted	$(0.06)	$(0.24)

(a)	Stock options, restricted stock, restricted stock units and PSUs are not included in the calculation of diluted loss per share for the three months and six months ended June 30, 2008 because we had a net loss for each period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted loss per share.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

As of
Antidilutive Equity Awards	June 30, 2008

Stock options	4,411,712
Restricted stock units	3,133,072
Restricted stock	24,882
Performance-based restricted stock units	249,108

Total	7,818,774

14.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of June 30, 2008 and December 31, 2007, reflected in our condensed consolidated balance sheets. We net settle amounts due to and from Travelport.

	June 30, 2008	December 31, 2007
	(in millions)

Due from Travelport, net	$15	—
Due to Travelport, net	—	$8

We also purchased assets of $1 million from Travelport and its subsidiaries during the six months ended June 30, 2008 which are included in property and equipment, net in our condensed consolidated balance sheet at June 30, 2008.

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three months and six months ended June 30, 2008 and June 30, 2007, reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Net revenue (a)	$41	$29	$82	$60
Selling, general and administrative expense	—	4	2	7
Interest expense	—	25	1	43

(a)	These amounts include net revenue related to our GDS services agreements and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gulliver’s Travel Associates, “GTA”) for the periods presented.

The tables above reflect amounts resulting from agreements with Travelport and its subsidiaries, including our transition services agreement, master license agreement, equipment, services and use agreements, intercompany notes payable, GDS service agreement, hotel sourcing and franchise agreement and corporate travel agreement. In addition, prior to the IPO, our condensed consolidated statements of operations reflect an allocation from Travelport of both general corporate overhead expenses and direct billed expenses incurred on our behalf.

On January 1, 2008, our new Master Supply and Services Agreement (the “GTA Agreement”) with GTA became effective. Under this agreement, we pay GTA a contract rate for hotel and destination services inventory it makes available to us for booking on our websites. The contract rate exceeds the prices at which

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

suppliers make their inventory available to GTA for distribution and is based on a percentage of the rates GTA makes such inventory available to its other customers. We are also subject to additional fees if we exceed certain specified booking levels. The initial term of the GTA Agreement expires on December 31, 2010. Under this agreement, we are restricted from providing access to hotels and destination services content to certain of GTA’s clients until December 31, 2010.

In May 2008, we amended the separation agreement with Travelport that was entered into in connection with the IPO. The amendment, among other things, clarifies how Travelport’s aggregate ownership of our voting stock is determined for all purposes of the separation agreement. In addition, Travelport agreed to continue to issue letters of credit on our behalf through at least March 31, 2009, in an aggregate amount not to exceed $75 million (denominated in U.S. dollars). Travelport charges us a fee for issuing, renewing or extending letters of credit on our behalf. This fee is included in interest expense in our condensed consolidated statements of operations. At June 30, 2008 and December 31, 2007, there were $71 million and $74 million of letters of credit issued by Travelport on our behalf, respectively (see Note 9 — Commitments and Contingencies).

Related Party Transactions with Affiliates of Blackstone and TCV

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of June 30, 2008 and December 31, 2007, reflected in our condensed consolidated balance sheets:

	June 30, 2008	December 31, 2007
	(in millions)

Accounts payable	$3	$1

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the three months and six months ended June 30, 2008 and June 30, 2007, reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Net revenue	$3	$3	$6	$6
Cost of revenue	3	—	5	—
Selling, general and administrative expense	2	—	3	—

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of June 30, 2008, which are classified as other non-current assets, other current liabilities and other non-current liabilities in our condensed consolidated balance sheets:

	Fair Value Measurements as of June 30, 2008
			Significant other	Significant
		Quoted prices in	observable	unobservable
	Balance at	active markets	inputs	inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Interest rate swap asset (see Note 12 — Derivative Financial Instruments)	$1	—	$1	—

Interest rate swap liabilities (see Note 12 — Derivative Financial Instruments)	$6	—	$6	—

We value our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model including interest rates, credit spreads and volatilities.

16.	Restatement

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2007 and our condensed consolidated financial statements for the three months ended March 31, 2008, we determined that we should restate our previously issued consolidated financial statements for errors relating to (1) the non-cash impact of certain intercompany transactions with Travelport in our consolidated statements of cash flows and (2) the classification of certain credit card receipts in-transit in our consolidated balance sheets. As a result, we are restating our previously issued consolidated statement of cash flows for the six months ended June 30, 2007 in this Form 10-Q to correct these errors.

We determined that the non-cash impact of certain intercompany transactions with Travelport was overstated in “Net cash provided by operating activities” and correspondingly understated in “Net cash used in financing activities” in our consolidated statement of cash flows for the six months ended June 30, 2007.

In addition, we determined that credit card receipts in-transit at our foreign operations (which are generally collected within two to three days) should have been classified as “Accounts receivable” rather than “Cash and cash equivalents” in our consolidated balance sheet as of December 31, 2006. This change in

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classification is consistent with our presentation of credit card receipts in-transit at our domestic operations and resulted in a reduction in “Net cash provided by operating activities” in our consolidated statement of cash flows for the six months ended June 30, 2007.

The following table reflects the impact of the restatement on our consolidated statement of cash flows for the six months ended June 30, 2007.

	Six Months Ended June 30, 2007
	Previously	As
	Reported	Restated
	(in millions)

Net cash provided by operating activities:
Accounts receivable	$(15)	$(17)
Accounts payable, accrued merchant payable, accrued expenses and other current liabilities	146	109
Net cash provided by operating activities	180	141

Net cash (used in) investing activities	(26)	(26)

Net cash (used in) financing activities:
Advances to Travelport	(122)	(85)
Net cash (used in) financing activities	(122)	(85)

Effects of changes in exchange rates on cash and cash equivalents	1	1

Net increase in cash and cash equivalents	33	31
Cash and cash equivalents at beginning of period	28	18

Cash and cash equivalents at end of period	$61	$49

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2008. The following discussion gives effect to the restatement discussed in Note 16 — Restatement of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

We believe that there are substantial growth opportunities in regions outside of the U.S. for our international brands. We experienced growth in our international gross bookings of 26% during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and 27% during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, excluding the impact of fluctuations in foreign exchange rates and the results of Travelbag, an offline U.K. travel business that we sold in July 2007.

We believe our global technology platform will enhance our ability to drive growth internationally and improve our operational efficiency. Our new platform will provide a single technology infrastructure that will support our brand portfolio in the Americas and Europe as well as our white label partnerships. In 2007, we launched the global technology platform for our ebookers brand in the U.K. and Ireland. In June 2008, we migrated our ebookers brand in Belgium onto the platform, and by late 2008, we expect to complete the migration of our remaining ebookers websites. We believe the global technology platform and other technology enhancements we are making will:

•	reduce development costs and the time it takes to launch innovative new features on our websites;

•	increase operating efficiencies through back office automation and by centralizing certain business functions such as customer service, fulfillment and accounting;

•	increase the options available to our white label partners by tailoring their website experiences to match their customer base and brand identity; and

•	offer our suppliers an efficient way to access our distribution channels via a single extranet connection.

We have already realized benefits as a result of the migration to the platform. The platform allows us to offer a broader range of hotels to customers for booking. As a result, the number of hotels on the websites that have migrated has tripled to over 75,000 hotels globally. We expect to see further improvements in the hotels available for booking on these websites as our global hotel supply team continues to expand our relationships with hotel suppliers. We have made significant improvements in the hotel and dynamic packaging booking path. We have also experienced operational efficiencies and eliminated many of the manual processes required under the old platform. We expect these improvements, combined with the anticipated centralization of certain business functions and the retirement of the old platform, to lower our operating costs at ebookers over time.

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

Internationally, the online travel industry continues to benefit from rapidly increasing Internet usage and growing acceptance of online booking. We expect international growth rates for the online travel industry to continue to significantly outpace growth rates of the overall travel industry. As a result, we believe OTCs will increasingly generate a larger percentage of their growth from outside of the U.S. According to PhoCusWright, in 2007, approximately one-third of all travel in Europe was booked online and about 15% of all travel in Asia was booked online. The hotel-only business models have had particular success in delivering high growth rates in international markets. We believe that our international brands, including ebookers, HotelClub and RatesToGo, provide us with substantial growth opportunities outside of the U.S.

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

OTCs generally charge a booking fee in connection with the booking of airline tickets and certain other travel products. We charge a service fee on many of our websites and in exchange provide our customers with a set of comparison shopping tools, access to extensive travel products and a wide range of services, including coverage from our OrbitzTLC customer care platform. Certain OTCs eliminated booking fees on retail airline tickets and hotel rooms, which has created uncertainty around the sustainability of booking fees. We will continue to monitor the competitive environment and regularly evaluate our fee structure.

In the U.S., the current economic environment has created some uncertainty in the travel industry, particularly the airline industry. As a result of higher fuel prices, airlines have raised ticket prices and announced capacity reductions. We believe that capacity reductions and the expected associated higher airline ticket prices will negatively impact air traveler demand, which could impact the transaction volume and net revenue that OTCs generate from the booking of airline tickets. Potential bankruptcies and consolidation in the airline industry could also result in capacity reductions that would further increase ticket prices and reduce the number of seats available for booking on OTCs’ websites.

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

RESULTS OF OPERATIONS

Key Operating Metrics

Our operating results are affected by certain key metrics that represent overall transaction activity. Gross bookings and net revenue are two key metrics. Gross bookings is defined as the total amount paid by a consumer for transactions booked under both the retail and merchant models. Net revenue is defined as commissions and fees generated through our retail and merchant models as well as advertising revenue and certain other fees and commissions.

Gross bookings provide insight into changes in overall travel activity levels, changes in industry-wide online booking activity, and more specifically, changes in the number of bookings through our websites. We follow net revenue trends for our various brands, geographies and product categories to gain insight into the performance of our business across these categories. Both metrics are critical in determining the ongoing growth of our business.

The table below shows our gross bookings and net revenue for the three and six months ended June 30, 2008 and June 30, 2007:

	Three Months				Six Months
	Ended June 30,		$	%	Ended June 30,		$	%
	2008	2007	Change	Change	2008	2007	Change	Change
	(in millions)				(in millions)

Gross bookings (a)
Domestic
Air	$1,944	$1,991	$(47)	(2)%	$3,694	$3,862	$(168)	(4)%
Non-air and other	623	606	17	3%	1,260	1,265	(5)	—

Total domestic gross bookings	2,567	2,597	(30)	(1)%	4,954	5,127	(173)	(3)%
International
Air	308	205	103	50%	629	429	200	47%
Non-air and other	168	133	35	26%	335	254	81	32%

Total international gross bookings	476	338	138	41%	964	683	281	41%

Total gross bookings	$3,043	$2,935	$108	4%	$5,918	$5,810	$108	2%

Net revenue
Domestic
Air	$74	$85	$(11)	(13)%	$148	$164	$(16)	(10)%
Non-air and other	104	100	4	4%	198	187	11	6%

Total domestic net revenue	178	185	(7)	(4)%	346	351	(5)	(1)%
International
Air	16	18	(2)	(11)%	37	38	(1)	(3)%
Non-air and other	37	26	11	42%	67	52	15	29%

Total international net revenue	53	44	9	20%	104	90	14	16%

Total net revenue	$231	$229	$2	1%	$450	$441	$9	2%

(a)	Gross bookings data presented in the table above for the three and six months ended June 30, 2007 excludes Travelbag, an offline U.K. travel business that we sold in July 2007.

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings decreased $30 million, or 1%, during the three months ended June 30, 2008 from the three months ended June 30, 2007. Of the $30 million decrease, $47 million was due to a decrease in air gross bookings, which was primarily driven by lower transaction volume. A higher average price per air ticket, due in part to increased fuel prices, partially offset the decline in air transactions. Non-air and other gross bookings increased $17 million during the three months ended June 30, 2008 from the three months ended June 30, 2007. This increase was primarily driven by an increase in gross bookings for dynamic packaging due to an increase in transaction volume and a higher average price per transaction. A decrease in gross bookings for car rentals due to a decline in transaction volume partially offset the increase in gross bookings for dynamic packaging.

For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, total gross bookings increased $138 million, or 41%, during the three months ended June 30, 2008 from the three months ended June 30, 2007. Of this increase, $40 million was due to foreign currency fluctuations. The remaining $98 million increase was due in part to an $82 million increase in air gross bookings driven by higher transaction volume and a higher average price per air ticket. The remaining growth of $16 million was primarily driven by an increase in gross bookings for dynamic packaging and car rentals at ebookers.

Net Revenue — See discussion of net revenue in the Results of Operations section.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

Gross Bookings

For our domestic business, total gross bookings decreased $173 million, or 3%, during the six months ended June 30, 2008 from the six months ended June 30, 2007. Of the $173 million decrease, $168 million was due to a decrease in air gross bookings, which was driven by lower transaction volume. A higher average price per air ticket, due in part to increased fuel prices, partially offset the decline in air transactions. Non-air and other gross bookings decreased $5 million during the six months ended June 30, 2008 from the six months ended June 30, 2007. This decrease was primarily driven by a decrease in hotel and car gross bookings due to a decline in transaction volume, partially offset by a higher average price per transaction. An increase in dynamic packaging gross bookings resulting from a higher average price per transaction, partially offset the decrease in hotel and car gross bookings.

For our international business, total gross bookings increased $281 million, or 41%, during the six months ended June 30, 2008 from the six months ended June 30, 2007. Of this increase, $75 million was due to foreign currency fluctuations. The remaining $206 million increase was due in part to a $159 million increase in air gross bookings driven by higher transaction volume and a higher average price per air ticket. The remaining growth of $47 million was primarily driven by an increase in gross bookings for dynamic packaging and car rentals at ebookers and an increase in gross bookings for hotels at HotelClub.

Net Revenue — See discussion of net revenue in the Results of Operations section.

Results of Operations

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

	Three Months Ended
	June 30,		$	%
	2008	2007	Change	Change
	(in millions)
Net revenue
Air	$90	$103	$(13)	(13)%
Non-air and other	141	126	15	12%

Total net revenue	231	229	2	1%
Cost and expenses
Cost of revenue	46	42	4	10%
Selling, general and administrative	72	91	(19)	(21)%
Marketing	81	85	(4)	(5)%
Depreciation and amortization	17	12	5	42%

Total operating expenses	216	230	(14)	(6)%

Operating income (loss)	15	(1)	16	(1600)%
Other (expense)
Interest expense, net	(15)	(28)	13	(46)%

Total other (expense)	(15)	(28)	13	(46)%

Loss before income taxes	—	(29)	29	(100)%
Provision for income taxes	5	3	2	67%

Net loss	$(5)	$(32)	$27	(84)%

As a percentage of net revenue
Cost of revenue	20%	18%
Selling, general and administrative expense	31%	40%

Net Revenue

Net revenue increased $2 million, or 1%, to $231 million for the three months ended June 30, 2008 from $229 million for the three months ended June 30, 2007.

Air.  Net revenue from air bookings decreased $13 million, or 13%, to $90 million for the three months ended June 30, 2008 from $103 million for the three months ended June 30, 2007. Foreign currency fluctuations increased air net revenue by $2 million. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $15 million.

The domestic decrease in air net revenue is driven primarily by a decrease in domestic air volume which resulted in a $10 million decline in air net revenue. A decrease in net revenue recognized per air ticket drove the remaining $1 million of the domestic decrease. The decrease in net revenue recognized per air ticket is primarily due to a reduction in paper ticket fees as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

A lower international net revenue per air ticket and the impact of the sale of our offline U.K. travel business in July 2007 primarily drove the decrease in international air net revenue. Competitive pressure primarily drove the decrease in net revenue per air ticket. Airlines imposed additional non-commissionable fees on air tickets, such as fuel surcharges, during the three months ended June 30, 2008, which also contributed to the lower net revenue per air ticket. This decrease was offset in part by a $4 million increase in air net revenue resulting from an increase in international air volume.

Non-air and Other.  Net revenue from our non-air and other businesses increased $15 million, or 12%, to $141 million for the three months ended June 30, 2008 from $126 million for the three months ended June 30, 2007. Of this increase, $4 million was due to foreign currency fluctuations. The remaining increase in net revenue from non-air and other bookings, excluding the impact of foreign currency fluctuations, was $11 million.

Higher net revenue from advertising and travel insurance primarily drove the domestic increase in non-air and other net revenue of $4 million. These increases were partially offset by a decrease in net revenue from dynamic packaging. The decrease in dynamic packaging net revenue resulted from a decline in net revenue per transaction due to a shift in product mix, offset in part by an increase in volume.

An increase in international non-air and other net revenue of $7 million was driven primarily by higher net revenue from hotel bookings and dynamic packaging. This increase was partially offset by the impact of the sale of our offline U.K. travel business in July 2007.

Cost of Revenue

Cost of revenue increased $4 million, or 10%, to $46 million for the three months ended June 30, 2008 from $42 million for the three months ended June 30, 2007. The increase in cost of revenue was mainly driven by an increase in affiliate commissions associated with the growth of our white label business, an increase in GDS connectivity costs resulting from an increase in transaction volume from our international locations and an increase in charge-backs, primarily at one of our international locations. We installed new revenue protection software and instituted tighter security measures, and as a result, we experienced a decrease in these charge-backs toward the end of the second quarter of 2008. These increases were partially offset by a decrease in customer service costs and a decrease in paper ticket delivery costs as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Selling, General and Administrative

Selling, general and administrative expense decreased by $19 million, or 21%, to $72 million for the three months ended June 30, 2008 from $91 million for the three months ended June 30, 2007. During the three months ended June 30, 2007, we incurred a penalty of $13 million upon the early termination of an online marketing services agreement and incurred $5 million of audit and consulting fees in connection with the IPO. The absence of these costs in the three months ended June 30, 2008 primarily drove the decrease in selling, general and administrative expense. We also recorded a $1 million reduction to selling, general and administrative expense during the three months ended June 30, 2008 for the insurance reimbursement of costs we previously incurred to defend the hotel occupancy tax cases, which further contributed to the decrease. This decrease was offset in part by a $1 million increase in our wages and benefits, primarily due to an increase in stock compensation expense and higher staffing levels as we continue to build our hotel sourcing team and as we added capabilities in the areas of finance and legal to undertake corporate-level functions previously provided by Travelport. We also capitalized $1 million less of development costs during the three months ended June 30, 2008, which partially offset the decrease in selling, general and administrative expense.

Marketing

Marketing expense decreased $4 million, or 5%, to $81 million for the three months ended June 30, 2008 from $85 million for the three months ended June 30, 2007. Our marketing expense decreased domestically as a result of a reduction in both offline and online marketing costs. The reduction in offline marketing costs was primarily due to a shift in offline marketing expenditures to the third quarter of 2008 in order to support the launch of new functionality introduced on our Orbitz.com website in June 2008. In the prior year, we launched a new offline advertising campaign promoting the Orbitz brand in the second quarter. The reduction in online marketing costs was driven by lower transaction volume and a decrease in transactions sourced through paid search, partially offset by a higher average cost per transaction. Internationally, marketing expense increased due to higher online marketing costs driven primarily by growth in transaction volume and a higher average cost per transaction.

Depreciation and Amortization

Depreciation and amortization increased $5 million, or 42%, to $17 million for the three months ended June 30, 2008 from $12 million for the three months ended June 30, 2007. The increase in depreciation and amortization expense resulted from an increase in capitalized software placed in service and the roll-out of our global technology platform in July 2007.

Interest Expense, Net

Interest expense decreased by $13 million, or 46%, to $15 million for the three months ended June 30, 2008 from $28 million for the three months ended June 30, 2007. The decrease in interest expense is primarily due to the repayment of $860 million of intercompany notes payable to Travelport and, to a lesser extent, the assignment of certain notes payable between subsidiaries of Travelport and our subsidiaries to us, both of which occurred in connection with the IPO. This decrease was offset in part by interest expense incurred on the $600 million term loan facility entered into concurrent with the IPO and the corresponding interest rate swaps entered into to hedge the variable interest payments on the term loan. An increase in interest expense accreted on the tax sharing liability of $1 million also partially offset the decrease in interest expense. During the three months ended June 30, 2008 and June 30, 2007, $4 million and $28 million of the total interest expense recorded was non-cash, respectively.

Provision for Income Taxes

Provision for income taxes increased by $2 million, or 67%, to $5 million for the three months ended June 30, 2008 from $3 million for the three months ended June 30, 2007. The increase in our tax provision is primarily due to an increase in taxable income in the U.S. for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

	Six Months Ended
	June 30,		$	%
	2008	2007	Change	Change
	(in millions)
Net revenue
Air	$185	$202	$(17)	(8)%
Non-air and other	265	239	26	11%

Total net revenue	450	441	9	2%
Cost and expenses
Cost of revenue	89	80	9	11%
Selling, general and administrative	149	161	(12)	(7)%
Marketing	166	167	(1)	(1)%
Depreciation and amortization	32	25	7	28%

Total operating expenses	436	433	3	1%

Operating income	14	8	6	75%
Other (expense)
Interest expense, net	(31)	(47)	16	(34)%

Total other (expense)	(31)	(47)	16	(34)%

Loss before income taxes	(17)	(39)	22	(56)%
Provision for income taxes	3	3	—	—

Net loss	$(20)	$(42)	$22	(52)%

As a percentage of net revenue
Cost of revenue	20%	18%
Selling, general and administrative expense	33%	37%

Net Revenue

Net revenue increased $9 million, or 2%, to $450 million for the six months ended June 30, 2008 from $441 million for the six months ended June 30, 2007. As a result of the acquisition of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”) on August 23, 2006 (the “Blackstone Acquisition”), our net revenue during the six months ended June 30, 2007 was reduced due to deferred revenue that was written off at the time of the acquisition. Accordingly, we could not record revenue that was generated before the Blackstone Acquisition but not yet recognized at the time of the acquisition. The following discussion and analysis describes the impact on the comparability of net revenue year-over-year due to our inability to record this revenue, and refers to these amounts as “purchase accounting adjustments.”

Air.  Net revenue from air bookings decreased $17 million, or 8%, to $185 million for the six months ended June 30, 2008 from $202 million for the six months ended June 30, 2007. Foreign currency fluctuations increased air net revenue by $3 million. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $20 million.

A decrease in domestic air volume resulted in a $19 million decline in air net revenue, which was partially offset by a $3 million increase in air net revenue driven by higher net revenue recognized per air ticket. This higher net revenue per air ticket was driven by an increase in incentive payments recognized for GDS services provided by Worldspan resulting from the re-negotiation of our GDS contract in July 2007. A reduction in paper ticket fees partially offset the increase in incentive payments, as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

A lower international net revenue per air ticket and the impact of the sale of our offline U.K. travel business in July 2007 primarily drove the decrease in international air net revenue. Competitive pressure primarily drove the decrease in net revenue per air ticket. Airlines imposed additional non-commissionable fees on air tickets, such as fuel surcharges, during the six months ended June 30, 2008, which also contributed to the lower net revenue per air ticket. This decrease was offset in part by a $9 million increase in air net revenue resulting from an increase in international air volume.

Non-air and Other.  Net revenue from our non-air and other businesses increased $26 million, or 11%, to $265 million for the six months ended June 30, 2008 from $239 million for the six months ended June 30, 2007. Of this increase, $7 million was due to foreign currency fluctuations. In addition, net revenue increased $6 million year-over-year due to purchase accounting adjustments, which resulted in a reduction in our non-air and other net revenue of almost nil and $6 million for the six months ended June 30, 2008 and June 30, 2007, respectively. The remaining increase in net revenue from non-air and other bookings, excluding the impact of foreign currency fluctuations and purchase accounting adjustments, was $13 million.

Higher net revenue from hotel bookings, advertising and travel insurance primarily drove the domestic increase in non-air and other net revenue of $6 million. A decrease in net revenue from dynamic packaging, which resulted from lower transactions and a decrease in net revenue per transaction, partially offset these increases.

An increase in international non-air and other net revenue of $7 million was driven primarily by higher net revenue from hotel bookings, car bookings and dynamic packaging. This increase was partially offset by the impact of the sale of our offline U.K. travel business in July 2007.

Cost of Revenue

Cost of revenue increased $9 million, or 11%, to $89 million for the six months ended June 30, 2008 from $80 million for the six months ended June 30, 2007. The increase in cost of revenue was mainly driven by an increase in affiliate commissions associated with the growth of our white label business, an increase in GDS connectivity costs resulting from an increase in transaction volume from our international locations and an increase in charge-backs, primarily at one of our international locations. We installed new revenue protection software and instituted tighter security measures, and as a result, we experienced a decrease in these charge-backs toward the end of the second quarter of 2008. These increases were partially offset by a decrease in customer service costs and a decrease in paper ticket delivery costs as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Selling, General and Administrative

Selling, general and administrative expense decreased by $12 million, or 7%, to $149 million for the six months ended June 30, 2008 from $161 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, we incurred a penalty of $13 million upon the early termination of an online marketing services agreement and incurred $5 million of audit and consulting fees in connection with the IPO. The absence of these costs in the six months ended June 30, 2008 primarily drove the decrease in selling, general and administrative expense. We also recorded a $5 million reduction to selling, general and administrative expense during the six months ended June 30, 2008 for the insurance reimbursement of costs we previously incurred to defend the hotel occupancy tax cases, which further contributed to the decrease. This decrease was offset in part by a $7 million increase in our wages and benefits, primarily due to an increase in stock compensation expense and higher staffing levels as we continue to build our hotel sourcing team and as we added capabilities in the areas of finance and legal to undertake corporate-level functions previously provided by Travelport. We also incurred a $3 million increase in realized losses resulting from foreign currency fluctuations and capitalized $3 million less of development costs, which partially offset the decrease in selling, general and administrative expense.

Marketing

Marketing expense decreased $1 million, or 1%, to $166 million for the six months ended June 30, 2008 from $167 million for the six months ended June 30, 2007. Our marketing expense decreased domestically primarily as a result of a reduction in online marketing costs. This reduction was driven by lower transaction volume and a decrease in transactions sourced through paid search, partially offset by a higher average cost per transaction. Internationally, marketing expense increased due to higher online marketing costs driven primarily by growth in transaction volume and a higher average cost per transaction.

Depreciation and Amortization

Depreciation and amortization increased $7 million, or 28%, to $32 million for the six months ended June 30, 2008 from $25 million for the six months ended June 30, 2007. The increase in depreciation and amortization expense resulted from an increase in capitalized software placed in service and the roll-out of our global technology platform in July 2007.

Interest Expense, Net

Interest expense decreased by $16 million, or 34%, to $31 million for the six months ended June 30, 2008 from $47 million for the six months ended June 30, 2007. The decrease in interest expense is primarily due to the repayment of $860 million of intercompany notes payable to Travelport and, to a lesser extent, the assignment of certain notes payable between subsidiaries of Travelport and our subsidiaries to us, both of which occurred in connection with the IPO. This decrease was offset in part by interest expense incurred on the $600 million term loan facility entered into concurrent with the IPO and the corresponding interest rate swaps entered into to hedge the variable interest payments on the term loan. An increase in interest expense accreted on the tax sharing liability of $2 million and a decrease in capitalized interest of $2 million also partially offset the decrease in interest expense. During the six months ended June 30, 2008 and June 30, 2007, $9 million and $47 million of the total interest expense recorded was non-cash, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and our $85 million revolving credit facility. At June 30, 2008 and December 31, 2007, our cash and cash equivalents balances were $99 million and $25 million, respectively. We had $85 million and $84 million of availability under our revolving credit facility at June 30, 2008 and December 31, 2007, respectively. Prior to our IPO, our financing needs were supported by Travelport. We also require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. As of June 30, 2008, substantially all of these letters of credit were issued by Travelport on our behalf under the terms of the separation agreement entered into in connection with the IPO. At June 30, 2008 and December 31, 2007, there were $71 million and $74 million of outstanding letters of credit issued by Travelport on our behalf, respectively.

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

As of June 30, 2008, we had a working capital deficit of $304 million as compared to a deficit of $301 million as of December 31, 2007. This deficit is primarily a result of our merchant business described above. We expect this deficit to increase over time as we continue to grow our merchant business.

We generated positive cash flow from operations for the years ended December 31, 2005 through 2007 and the six months ended June 30, 2008, despite experiencing net losses. Historically, we have incurred losses due to significant non-cash expenses, primarily the impairment of goodwill and intangible assets. We utilize this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash needs. We invest cash flow from operations into our business, which historically has primarily financed the development and expansion of our global technology platform. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We expect annual cash flow from operations to remain positive in the foreseeable future. We intend to continue to use this cash flow to fund capital expenditures as well as other investing and financing activities, such as the repayment of debt. For the year ending December 31, 2008, we expect our capital expenditures to be between $55 million and $65 million. We anticipate that our capital expenditures will decrease as a percentage of total net revenue as our business continues to grow.

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

Cash Flows

Our net cash flows from operating, investing and financing activities for the six months ended June 30, 2008 and June 30, 2007 were as follows:

	Six Months Ended June 30,
	2008	2007
		(As Restated)
	(in millions)

Beginning cash and cash equivalents	$25	$18
Cash provided by (used in):
Operating activities	109	141
Investing activities	(26)	(26)
Financing activities	(13)	(85)
Effect of changes in exchange rates on cash and cash equivalents	4	1

Net increase in cash and cash equivalents	74	31

Ending cash and cash equivalents	$99	$49

Operating Activities

Cash provided by operating activities consists of net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $109 million for the six months ended June 30, 2008 compared to $141 million for the six months ended June 30, 2007. The decrease in operating cash flow was partially due to the timing of payment of accounts payable and collection of accounts receivable, as well as the timing and classification of payments made to and received from Travelport during the six months ended June 30, 2008. Prior to the IPO, payments made to and received from Travelport were included in financing activities, since we were operating under a cash pooling arrangement with Travelport. Following the IPO, these amounts are now included in operating activities. During the six months ended June 30, 2008, this resulted in a $22 million reduction in operating cash flow. The decrease in cash flow from operations is also due in part to cash interest expense incurred during the six months ended June 30, 2008 on the $600 million term loan facility and $85 million revolving credit facility that we entered into concurrent with the IPO. These decreases were offset in part by increases in accrued merchant payables and accrued expenses.

Investing Activities

Cash flow used in investing activities was $26 million for each of the six months ended June 30, 2008 and June 30, 2007. Capital expenditures incurred during the six months ended June 30, 2008 remained consistent with that of the prior year period.

Financing Activities

Cash flow used in financing activities decreased $72 million, to $13 million for the six months ended June 30, 2008 from $85 million for the six months ended June 30, 2007. The decrease in cash flow used in financing activities was primarily due to a decrease in cash distributed to Travelport during the six months ended June 30, 2008. Following our IPO in July 2007, we are no longer required to distribute available cash to Travelport. This decrease was offset in part by payments made under the tax sharing agreement with the Founding Airlines during the six months ended June 30, 2008 as well as the repayment of principal on the $600 million term loan facility and the outstanding balance on our $85 million revolving credit facility.

Financing Arrangements

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”). The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR (or an alternative base rate) plus a margin. At June 30, 2008 and December 31, 2007, $596 million and $599 million was outstanding on the Term Loan, respectively, and $0 and $1 million was outstanding on the Revolver, respectively.

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

The Credit Agreement requires us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, each as defined in the Credit Agreement. As of June 30, 2008, we were in compliance with these covenants.

In addition, beginning in the first quarter of 2009, we will be required to make mandatory prepayments on the Term Loan in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement.

As a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. Under the separation agreement entered into at the time of our IPO, we were required to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us. At June 30, 2008 and December 31, 2007, there were $71 million and $74 million of letters of credit issued by Travelport on our behalf, respectively. Under the terms of the separation agreement, as amended, Travelport has agreed to issue letters of credit on our behalf in an aggregate amount not to exceed $75 million through at least March 31, 2009, subject to other terms and conditions stated therein.

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. During the three and six months ended June 30, 2008, we recorded a $1 million and $5 million reduction to selling, general and administrative expense in our condensed consolidated statements of operations, respectively, for the reimbursement of these costs. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of June 30, 2008, we have not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Contractual Obligations

Our contractual obligations as of June 30, 2008 did not materially change from the amounts set forth in our 2007 Annual Report on Form 10-K.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At June 30, 2008 and December 31, 2007, there were $3 million of surety bonds outstanding and $4 million and $6 million of bank guarantees outstanding, respectively.

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

Transaction Exposure

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily hedge our foreign currency exposure to the British pound, euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. Substantially all of the forward contracts utilized by us do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result, any fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2008 and December 31, 2007, we had outstanding foreign currency forward contracts with net notional values equivalent to approximately $45 million and $15 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at June 30, 2008 and December 31, 2007 was a net translation gain (loss) of $17 million and $(2) million, respectively. This gain (loss) is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

Our Term Loan and Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $400 million to hedge fluctuations in LIBOR (see Note 12 — Derivative Financial Instruments of the Notes to Unaudited Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and a hypothetical 100 basis point change in interest rates. We used June 30, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $9 million at June 30, 2008 compared to $6 million at December 31, 2007. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% change in market rates of interest on interest expense would be $1 million at June 30, 2008.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008.

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2007 and our condensed consolidated financial statements for the three months ended March 31, 2008, we determined that we should restate our previously issued financial statements for errors relating to (1) the non-cash impact of certain intercompany transactions with Travelport in our consolidated statements of cash flows and (2) the classification of certain credit card receipts in-transit in our consolidated balance sheets. We intend to file a Form 10-Q/A for the quarter ended September 30, 2007 and a Form 10-K/A for the fiscal year ended December 31, 2007 to correct the errors described above for the periods covered by those reports. The errors described above contained in our condensed consolidated financial statements for the quarter ended June 30,

2007 have been corrected in this Form 10-Q. See Note 16 — Restatement of the Notes to the Unaudited Condensed Consolidated Financial Statements.

In light of this restatement and as a result of the material weaknesses in internal control over financial reporting previously identified and further described below, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by the restatement and as of June 30, 2008, the end of the period covered by this Form 10-Q.

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

Tax

In addition to hiring a vice president of tax, we have taken various other steps to effectively transition the tax function previously provided to us by Travelport. We believe that we have developed a tax process with adequate controls to ensure the financial integrity of our tax-related data and to improve our internal controls around our tax accounting and tax reconciliation processes, procedures and controls.

Treasury

We have hired a treasurer and supporting treasury staff to transition treasury services from Travelport. We have created global treasury oversight by establishing a centralized treasury function in the U.S. in order to manage and account for our treasury position accurately on a global basis.

Policies and Procedures

We have rolled out a centralized repository of key policies and procedures for significant accounting areas on a global basis.

Controls

We have documented the flow of data throughout our systems. We have completed a consolidation and external reporting process design and implemented the necessary controls to ensure the financial integrity of our data. In addition, we are focusing on improving our reconciliation controls for certain account balances throughout our worldwide organization.

We have taken significant steps to remediate the material weaknesses discussed above, and we expect to eliminate the material weaknesses identified as of December 31, 2007 during the fiscal year 2008.

Changes in Internal Control over Financial Reporting

Except for the on-going remediation activities described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

During the three months ended June 30, 2008, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2007 Annual Report on Form 10-K filed with the SEC on March 21, 2008 or in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, except as described below.

Litigation Relating to Hotel Occupancy Taxes

In the Mecklenburg County, North Carolina case, on May 15, 2008, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the plaintiff’s Unfair and Deceptive Trade Practices claim, but otherwise denied defendants’ motion to dismiss.

In the Atlanta, Georgia case, on May 20, 2008, the Georgia Supreme Court granted a writ of certiorari and the case is now on appeal before the Georgia Supreme Court.

In the San Antonio, Texas case, on May 27, 2008, the court granted the plaintiff’s motion for class certification. On July 3, 2008, the United States Court of Appeals for the Fifth Circuit denied the defendants’ application for discretionary review.

In the Houston, Texas case, on May 27, 2008, the court granted the plaintiffs’ motion for a new trial.

On June 2, 2008, the cities of Goodlettsville and Brentwood, Tennessee filed a putative class action in the United States District Court for the Middle District of Tennessee.

On June 3, 2008, the County of Monroe, Florida filed suit in the United States District Court for the Southern District of Florida. However, the plaintiff voluntarily dismissed the lawsuit on June 25, 2008.

In the Orange County, Florida case, on June 13, 2008, the District Court of Appeal of Florida for the Fifth District reversed the trial court’s dismissal of the plaintiffs’ declaratory judgment action. The defendants are appealing the decision.

On June 18, 2008, the Township of Lyndhurst, New Jersey filed a putative class action in the United States District Court for the District of New Jersey.

In the consolidated city of Findlay, Ohio and the cities of Columbus and Dayton, Ohio case, on June 19, 2008, the court denied the defendants’ motion to dismiss plaintiffs’ First Amended Consolidated Complaint. In denying the motion, the court adopted its prior rulings regarding the defendants’ motions to dismiss in Findlay and the Columbus/Dayton actions and held that the tax ordinances at issue do not apply to the defendants. However, the court allowed the plaintiffs to proceed on their claim that the defendants may be liable for taxes if taxes were collected, but not remitted.

In the Jefferson City, Missouri case, on June 19, 2008, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the plaintiff’s Merchandising Practices Act claim, but otherwise denied the defendants’ motion to dismiss.

In the Madison, Wisconsin case, on June 23, 2008, the court granted the defendants’ motion to dismiss based on the plaintiff’s failure to exhaust administrative remedies.

In the Fayetteville, Arkansas case, on June 30, 2008, the court issued a letter ruling granting the defendants’ motion to dismiss based on the plaintiff’s failure to exhaust administrative remedies.

In the Jacksonville, Florida case, which had been previously dismissed on October 31, 2007, the plaintiff filed a First Amended Class Action Complaint for declaratory judgment in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the second quarter of 2008:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs(b)	Plans or Programs(b)

April 1, 2008 to April 30, 2008	—	—	—	—
May 1, 2008 to May 31, 2008	324	$6.90	—	—
June 1, 2008 to June 30, 2008	—	—	—	—

Total	324	$6.90	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

(b)	During the second quarter of 2008, we did not have a publicly announced plan or program for the repurchase of our common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on May 8, 2008. At the meeting, the Company’s shareholders voted on four proposals and cast their votes as follows:

Proposal 1:  To elect two directors to the Company’s board of directors:

Nominee	For	Withheld

Jaynie Miller Studenmund	74,402,126	199,553
Richard P. Fox	74,414,063	187,616

Steven D. Barnhart and William J.G. Griffith, IV, whose terms expire in 2009, and Jeff Clarke, Jill A. Greenthal and Paul C. (“Chip”) Schorr, IV, whose terms expire in 2010, were not up for election at the meeting.

Proposal 2:  To approve the Orbitz Worldwide, Inc. Performance-Based Annual Incentive Plan:

For	Against	Abstain	Broker Non-Votes

65,250,066	2,527,064	7,902	6,816,647

Proposal 3:  To approve the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan (the “Plan”) for purposes of Section 162(m) of the Internal Revenue Code and to approve an amendment to the Plan increasing the number of shares available for issuance under the Plan:

For	Against	Abstain	Broker Non-Votes

61,256,369	6,503,783	24,879	6,816,648

Proposal 4:  To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2008:

For	Against	Abstain	Broker Non-Votes

74,420,250	173,869	7,559	0

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.2	Amended and Restated By-laws of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.3	Amendment to the Amended and Restated By-laws of Orbitz Worldwide, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 5, 2007).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
10.1	First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on May 6, 2008).
10.2	Amendment #2 to the Transition Services Agreement, effective as of March 31, 2008, by and among Travelport Inc. and Orbitz Worldwide, Inc.
10.3	Second Amendment to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITZ WORLDWIDE, INC.

Date: August 8, 2008	By: /s/ Steven Barnhart Steven Barnhart President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2008	By: /s/ Marsha C. Williams Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2008	By: /s/ John W. Bosshart John W. Bosshart Vice President of Global Accounting and External Reporting (Principal Accounting Officer)