Form 10-Q/A
period 2007-09-30
Orbitz Worldwide, Inc.
filed 2008-08-28
CIK 1394159

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of August 22, 2008, 83,231,614 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Explanatory Note

        Orbitz Worldwide, Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, originally filed on November 14, 2007 (the "Original Filing"), to amend and restate its condensed consolidated financial statements as of December 31, 2006 and September 30, 2007 and for the period from January 1, 2006 to August 22, 2006, the period from August 23, 2006 to September 30, 2006 and the nine months ended September 30, 2007.

        Subsequent to the Original Filing, we determined that we should restate our previously issued condensed consolidated financial statements for errors relating to (1) the non-cash impact of certain intercompany transactions with Travelport in our condensed consolidated statements of cash flows and (2) the classification of certain credit card receipts in-transit in our condensed consolidated balance sheets. As a result, we are restating our previously issued condensed consolidated statements of cash flows for the period from January 1, 2006 to August 22, 2006, the period from August 23, 2006 to September 30, 2006 and the nine months ended September 30, 2007 and our previously issued condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007 in this Form 10-Q/A to correct these errors.

        We determined that the non-cash impact of certain intercompany transactions with Travelport was overstated in "Net cash provided by operating activities" and correspondingly understated in "Net cash used in financing activities" in our condensed consolidated statement of cash flows for the nine months ended September 30, 2007.

        In addition, we determined that credit card receipts in-transit at our foreign operations (which are generally collected within two to three days) should have been classified as "Accounts receivable" rather than "Cash and cash equivalents" in our condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007. This change in classification is consistent with our presentation of credit card receipts in-transit at our domestic operations and resulted in a reduction in "Cash and cash equivalents" and an increase in "Accounts receivable" in our condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007. This reclassification also impacted "Net cash provided by operating activities" in our condensed consolidated statements of cash flows for the period from January 1, 2006 to August 22, 2006, the period from August 23, 2006 to September 30, 2006 and the nine months ended September 30, 2007.

        Refer to Note 17—Restatement of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion of this restatement.

        The following sections of this Form 10-Q/A have been amended to reflect the restatement: Part I—Item 1—Financial Statements (Unaudited), Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations, Part I—Item 4—Controls and Procedures, and Part II—Item 6—Exhibits.

        For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. Except to the extent required to reflect the effects of the restatement described above, this Form 10-Q/A continues to describe conditions as of the Original Filing, and does not update disclosures contained herein to reflect events that occurred after the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing.

        New certifications of our principal executive officer and principal financial officer are included as exhibits to this Form 10-Q/A.

Table of Contents

		Page
PART I	Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Period from July 1, 2006 to August 22, 2006 (Predecessor), Period from August 23, 2006 to September 30, 2006 (Successor), Three Months Ended September 30, 2007 (Successor), Period from January 1, 2006 to August 22, 2006 (Predecessor), Period from August 23, 2006 to September 30, 2006 (Successor), and Nine Months Ended September 30, 2007 (Successor) (Unaudited)	3
	Condensed Consolidated Balance Sheets (As Restated) as of December 31, 2006 and September 30, 2007 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (As Restated) for the Period from January 1, 2006 to August 22, 2006 (Predecessor), Period from August 23, 2006 to September 30, 2006 (Successor), and Nine Months Ended September 30, 2007 (Successor) (Unaudited)	5
	Condensed Consolidated Statement of Invested Equity/Shareholders' Equity for the Nine Months Ended September 30, 2007 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
Item 4T.	Controls and Procedures	47
PART II	Other Information
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Submission of Matters to a Vote of Security Holders	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
	Signatures	52

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	As Restated (Note 17)
	December 31, 2006	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$18	$44
Accounts receivable (net of allowance for doubtful accounts of $3 and $3, respectively)	61	81
Prepaid expenses	10	19
Security deposits	7	8
Other current assets	8	12

Total current assets	104	164
Property and equipment, net	166	182
Goodwill	1,190	1,190
Trademarks and trade names	311	314
Other intangible assets, net	88	73
Due from related parties	100	—
Deferred income taxes	62	19
Other non-current assets	40	44

Total Assets	$2,061	$1,986

Liabilities and Invested Equity/Shareholders' Equity
Current liabilities:
Accounts payable	$123	$134
Accrued expenses	234	261
Deferred income	25	39
Term loan, current portion	—	6
Other current liabilities	5	2

Total current liabilities	387	442
Due to related parties	205	1
Term loan, net of current portion	—	594
Tax sharing liability	126	130
Unfavorable contracts	45	17
Other non-current liabilities	31	40

Total Liabilities	794	1,224

Commitments and contingencies (see Note 15)
Minority interest	—	12
Invested Equity/Shareholders' Equity:
Travelport net investment	1,265	—
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 0 and 83,027,963 shares issued and outstanding, respectively	—	1
Additional paid in capital	—	890
Accumulated deficit	—	(140)
Accumulated other comprehensive income (loss)	2	(1)

Total Invested Equity/Shareholders' Equity	1,267	750

Total Liabilities and Invested Equity/Shareholders' Equity	$2,061	$1,986

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	As Restated (Note 17)
	Period from January 1, 2006 to August 22, 2006 Predecessor	Period from August 23, 2006 to September 30, 2006 Successor	Nine Months Ended September 30, 2007 Successor
Operating activities:
Net (loss)	$(121)	$(20)	$(74)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	37	6	42
Non-cash revenue	(8)	(3)	(7)
Impairment of goodwill and intangible assets	122	—	—
Interest expense	18	4	8
Deferred income taxes	(16)	1	34
Stock compensation	4	1	4
Provision for bad debts	1	—	3
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12)	6	(24)
Deferred income	15	15	12
Accounts payable, accrued expenses and other current liabilities	119	17	82
Other	(38)	1	(15)

Net cash provided by operating activities	121	28	65

Investing activities:
Property and equipment additions	(55)	(7)	(36)
Proceeds from sale of business, net of cash assumed by buyer	—	—	(31)
Investments	1	—	—

Net cash (used in) investing activities	(54)	(7)	(67)

Financing activities:
Proceeds from initial public offering, net of offering costs	—	—	477
Proceeds from issuance of debt, net of issuance costs	—	—	595
Repayment of note payable to Travelport	—	—	(860)
Dividend to Travelport	—	—	(109)
Payment for settlement of intercompany balances with Travelport	—	—	(17)
Capital contributions from Travelport	—	—	25
Capital lease and debt payments	(3)	—	(1)
Advances to Travelport	(36)	(2)	(85)
Payment for settlement of tax sharing liability	(31)	—	—

Net cash (used in) provided by financing activities	(70)	(2)	25

Effects of changes in exchange rates on cash and cash equivalents	1	(6)	3

Net (decrease) increase in cash and cash equivalents	(2)	13	26
Cash and cash equivalents at beginning of period	28	26	18

Cash and cash equivalents at end of period	$26	$39	$44

Supplemental disclosure of cash flow information:
Income tax payments, net	$6	$—	$8
Interest payments, net of capitalized interest of $0, $0, and $3 million, respectively	$4	$—	$55
Non-cash financing activity:
Capital expenditures incurred not yet paid	$3	$4	$2
Non-cash capital contributions and distributions to Travelport	$—	$—	$(814)
Non-cash forgiveness of receivable from Cendant	$(67)	$—	$—
Non-cash use of tax benefits by Cendant	$10	$—	$—

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

1. Basis of Presentation (Continued)

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. GAAP has required different measurement attributes for different assets and liabilities, which can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

2. Recently Issued Accounting Pronouncements (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

3. Income Taxes and FIN 48 (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

4. Goodwill and Intangible Assets (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

5. Property and Equipment, Net (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

7. Acquired Company Tax Sharing Liability (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Charter Associate Agreements

        The Company has airline charter associate agreements, or "Charter Associate Agreements," with the Founding Airlines as well as US Airways ("Charter Associate Airlines"). Under the Charter Associate Agreements, the Company must pay a portion of the inducement fee earned from the Worldspan contract discussed above to the Charter Associate Airlines in the form of a rebate. The rebate payments are made in part for in-kind marketing and promotional support received, however a portion of the payments are deemed to be unfavorable, as the Company receives no benefit for such payments. The rebate structure continues to apply to the inducement fees earned under the new

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

8. Unfavorable Contracts (Continued)

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

  Revolving Credit Facility

        The Company also entered into a revolving credit facility on July 25, 2007 that provides for borrowings of up to $85 million and bears interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate (the spread is subject to change based on the Company's total leverage ratio, as defined in the agreement under which the facility was arranged). The Company also incurs a

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

9. Term Loan and Revolving Credit Facility (Continued)

commitment fee of 50 basis points on any unused amounts on the revolving credit facility. This facility matures on July 25, 2013.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

11. Loss Per Share (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

12. Equity-Based Compensation (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

12. Equity-Based Compensation (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

12. Equity-Based Compensation (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

12. Equity-Based Compensation (Continued)

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

        The Company recorded expense related to these plans in the amount of nil, $1 million and almost nil for the periods July 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

13. Employee Benefit Plans (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

14. Related Party Transactions (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

14. Related Party Transactions (Continued)

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

15. Commitments and Contingencies (Continued)

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

Standard Guarantees/Indemnifications

        In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby it indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees and indemnifications are granted under various agreements, including, but not limited to, those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks or other intellectual property, (iv) access to credit facilities and use of derivatives, (v) issuances of debt securities and (vi) issuances of surety bonds. The guarantees and indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts, (iv) underwriters in debt security issuances and (v) surety companies in surety bond arrangements. While some of these guarantees and indemnifications extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees and indemnifications, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees and indemnifications, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, insurance coverage is maintained that mitigates any potential payments to be made. At December 31, 2006 and September 30, 2007, there were $2 million of surety bonds outstanding which were covered under indemnity agreements. The Company has agreed to use reasonable efforts to release Travelport from such indemnity agreements. The Company is required to arrange for the issuance of surety bonds to certain U.S. state and foreign entities. Travelport (subsequent to the Blackstone Acquisition) and Cendant (prior to the Blackstone Acquisition) arranged for the issuance of surety bonds on behalf of

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

15. Commitments and Contingencies (Continued)

the Company. The surety bond fees were almost nil for the periods July 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the three months ended September 30, 2007. The surety bond fees were almost nil for the periods January 1, 2006 to August 22, 2006 and August 23, 2006 to September 30, 2006 and for the nine months ended September 30, 2007. Fees relating to the surety bonds are included in selling, general and administrative expense on the condensed consolidated statements of operations.

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

17. Restatement

        Subsequent to the issuance of our condensed consolidated financial statements for the nine months ended September 30, 2007, we determined that we should restate our previously issued condensed consolidated financial statements for errors relating to (1) the non-cash impact of certain intercompany transactions with Travelport in our condensed consolidated statements of cash flows and (2) the classification of certain credit card receipts in-transit in our condensed consolidated balance sheets. As a result, we are restating our previously issued condensed consolidated statements of cash flows for the period from January 1, 2006 to August 22, 2006, the period from August 23, 2006 to September 30,

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

17. Restatement (Continued)

2006 and the nine months ended September 30, 2007 and our previously issued condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007 to correct these errors.

        We determined that the non-cash impact of certain intercompany transactions with Travelport was overstated in "Net cash provided by operating activities" and correspondingly understated in "Net cash used in financing activities" in our condensed consolidated statement of cash flows for the nine months ended September 30, 2007.

        In addition, we determined that credit card receipts in-transit at our foreign operations (which are generally collected within two to three days) should have been classified as "Accounts receivable" rather than "Cash and cash equivalents" in our condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007. This change in classification is consistent with our presentation of credit card receipts in-transit at our domestic operations and resulted in a reduction in "Cash and cash equivalents" and an increase in "Accounts receivable" of $10 million and $14 million in our condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007, respectively. This reclassification also impacted "Net cash provided by operating activities" in our condensed consolidated statements of cash flows for the period from January 1, 2006 to August 22, 2006, the period from August 23, 2006 to September 30, 2006 and the nine months ended September 30, 2007.

        The following table reflects the impact of the restatement on our condensed consolidated statements of cash flows for the period from January 1, 2006 to August 22, 2006, the period from August 23, 2006 to September 30, 2006 and the nine months ended September 30, 2007.

	Period from January 1, 2006 to August 22, 2006 Predecessor		Period from August 23, 2006 to September 30, 2006 Successor
	Previously Reported	As Restated	Previously Reported	As Restated
	(in millions)
Net cash provided by operating activities:
Accounts receivable	$(7)	$(12)	$6	$6
Net cash provided by operating activities	126	121	28	28
Net cash (used in) investing activities	(54)	(54)	(7)	(7)
Net cash (used in) financing activities	(70)	(70)	(2)	(2)
Effects of changes in exchange rates on cash and cash equivalents	1	1	(6)	(6)
Net increase (decrease) in cash and cash equivalents	3	(2)	13	13
Cash and cash equivalents at beginning of period	33	28	36	26

Cash and cash equivalents at end of period	$36	$26	$49	$39

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(All amounts are in millions, except share and per share data, unless otherwise noted)

17. Restatement (Continued)

	Nine Months Ended September 30, 2007
	Previously Reported	As Restated
	(in millions)
Net cash provided by operating activities:
Accounts receivable	$(20)	$(24)
Accounts payable, accrued expenses and other current liabilities	119	82
Net cash provided by operating activities	106	65
Net cash (used in) investing activities	(67)	(67)
Net cash (used in) provided by financing activities:
Advances to Travelport	(122)	(85)
Net cash (used in) provided by financing activities	(12)	25
Effects of changes in exchange rates on cash and cash equivalents	3	3
Net increase in cash and cash equivalents	30	26
Cash and cash equivalents at beginning of period	28	18

Cash and cash equivalents at end of period	$58	$44

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and with our Prospectus filed with the Securities and Exchange Commission on July 20, 2007. The use of the words "we", "us", and "our" refers to Orbitz Worldwide, Inc. and its subsidiaries. Unless otherwise noted, all dollar amounts are in millions. The following discussion gives effect to the restatement discussed in Note 17—Restatement of the Notes to the Unaudited Condensed Consolidated Financial Statements.

        This Quarterly Report on Form 10-Q/A contains forward-looking statements that provide our current views with respect to, among other things, future events and financial performance. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections below entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q/A and in our Prospectus filed with the Securities and Exchange Commission on July 20, 2007. Accordingly, you should not unduly rely on these forward-looking statements. Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q/A or to reflect the occurrence of unanticipated events.

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

Cash Flows

        Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	As Restated (Note 17)
	Period from January 1, 2006 to August 22, 2006 Predecessor	Period from August 23, 2006 to September 30, 2006 Successor	Nine Months Ended September 30, 2007 Successor
	(in millions)
Cash provided by (used in):
Operating activities	$121	$28	$65
Investing activities	(54)	(7)	(67)
Financing activities	(70)	(2)	25
Effect of changes in exchange rates on cash and cash equivalents	1	(6)	3

Net (decrease) increase in cash and cash equivalents	$(2)	$13	$26

Operating Activities

        Cash from operating activities consists of the results from the statements of operations adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, non-cash compensation and changes in various working capital items, principally accrued merchant payables, deferred income and accounts payable.

        We generated cash flow from operations of $149 million for the nine months ended September 30, 2006 compared to $65 million for the nine months ended September 30, 2007. This $84 million decrease in year to date 2007 operating cash flow is primarily attributed to $58 million of cash interest payments made in the third quarter of 2007, of which $49 million was payable under the Company's intercompany loans with Travelport and was repaid in connection with the IPO, and $9 million was payable under our $600 million term loan (we had no outstanding debt in 2006); the delayed receipt of $9 million in receivables in the third quarter 2007 at one of our international subsidiaries; and approximately $3 million of incremental public company costs incurred in the third quarter of 2007, which were not incurred in 2006. The combined impact of these factors more than offset the normal increase in operating cash flow expected due to the growth of the business. We expect to receive the $9 million in receivables in the fourth quarter of 2007.

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

Financing Activities

        Cash flow used in financing activities for the nine months ended September 30, 2006 was $72 million compared to cash flow provided by financing activities of $25 million for the nine months ended September 30, 2007. This change was primarily due to the net proceeds received from the IPO and the term loan entered into during the third quarter 2007, offset in part by subsequent repayments of intercompany debt and a dividend payment made to Travelport as well as an increase of cash distributed to Travelport in 2007 prior to the IPO.

Financing Arrangements

        On January 26, 2007 and January 30, 2007, we became the obligor on two intercompany notes payable to affiliates of Travelport in the amounts of $25 million and $835 million, respectively, and recorded an $860 million reduction to net invested equity. These notes accrued interest at a fixed rate of 10.25% and were scheduled to mature on February 19, 2014. On July 25, 2007, we used proceeds from the IPO and senior secured term loan facility to repay the notes and the interest accrued thereon in full. We recorded interest expense of $6 million and $43 million on these notes during the three and nine months ended September 30, 2007, respectively.

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

Item 4.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    In connection with the Original Filing, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the end of the period covered by the Original Filing, our disclosure controls and procedures were effective.

        Subsequent to the evaluation made in connection with our Original Filing, we determined that we should restate our previously issued financial statements for errors relating to (1) the non-cash impact of certain intercompany transactions with Travelport in our condensed consolidated statements of cash flows and (2) the classification of certain credit card receipts in-transit in our condensed consolidated balance sheets. These errors have been corrected in this Form 10-Q/A. See Note 17—Restatement of the Notes to the Unaudited Condensed Consolidated Financial Statements.

        In light of this restatement and as a result of the material weaknesses in internal control over financial reporting previously identified and further described below, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2007, the end of the period covered by this Form 10-Q/A.

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
10.9*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Bahman Koohestani.
10.10*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Mike Nelson.

10.11*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Randy Wagner.
10.12
Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 27, 2007).
10.13*	Form of Restricted Stock Award Agreement for Converted Travelport Equity Awards
10.14*	Form of Restricted Stock Unit Award Agreement for Converted Travelport Equity Awards
10.15*	Form of Option Award Agreement for Converted Travelport Equity Awards
10.16*	Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITZ WOLRDWIDE, INC.
Dated: August 27, 2008	By:	/s/ STEVEN BARNHART Steven Barnhart President, Chief Executive Officer and Director (Principal Executive Officer)
Dated: August 27, 2008	By:	/s/ MARSHA C. WILLIAMS Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: August 27, 2008	By:	/s/ JOHN W. BOSSHART John W. Bosshart Vice President of Global Accounting and External Reporting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
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
10.9*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Bahman Koohestani.
10.10*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Mike Nelson.
10.11*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Randy Wagner.

10.12
Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 27, 2007).
10.13*	Form of Restricted Stock Award Agreement for Converted Travelport Equity Awards
10.14*	Form of Restricted Stock Unit Award Agreement for Converted Travelport Equity Awards
10.15*	Form of Option Award Agreement for Converted Travelport Equity Awards
10.16*	Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed.

QuickLinks

Explanatory Note
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