Form 10-K/A
period 2007-12-31
Orbitz Worldwide, Inc.
filed 2008-08-28
CIK 1394159

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

         As of August 22, 2008, 83,231,614 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K/A incorporates by reference certain information from the definitive proxy statement for the registrant's Annual Meeting of Shareholders held on May 8, 2008 (the "2008 Proxy Statement"). The registrant filed the proxy statement with the Securities and Exchange Commission on March 24, 2008.

Explanatory Note

        Orbitz Worldwide, Inc. is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on March 21, 2008 (the "Original Filing"), to amend and restate its consolidated financial statements as of December 31, 2006 and for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006, the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005.

        Subsequent to the Original Filing, we determined that we should restate our previously issued consolidated financial statements for errors relating to (1) the non-cash impact of certain intercompany transactions with Travelport in our consolidated statements of cash flows and (2) the classification of certain credit card receipts in-transit in our consolidated balance sheets. As a result, we are restating our previously issued consolidated statements of cash flows for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006, the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005 and our previously issued consolidated balance sheet as of December 31, 2006 in this Form 10-K/A to correct these errors.

        We determined that the non-cash impact of certain intercompany transactions with Travelport was overstated in "Net cash provided by operating activities" and correspondingly understated in "Net cash used in financing activities" in our consolidated statement of cash flows for the year ended December 31, 2007.

        In addition, we determined that credit card receipts in-transit at our foreign operations (which are generally collected within two to three days) should have been classified as "Accounts receivable" rather than "Cash and cash equivalents" in our consolidated balance sheet as of December 31, 2006. This change in classification is consistent with our presentation of credit card receipts in-transit at our domestic operations and resulted in a reduction in "Cash and cash equivalents" and an increase in "Accounts receivable" in our consolidated balance sheet as of December 31, 2006. This reclassification also impacted "Net cash provided by operating activities" in our consolidated statements of cash flows for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006 and the period from January 1, 2006 to August 22, 2006 and "Net cash (used in) investing activities" in our consolidated statement of cash flows for the year ended December 31, 2005.

        Refer to Note 19—Restatement of the Notes to the Consolidated Financial Statements for further discussion of this restatement.

        The following sections of this Form 10-K/A have been amended to reflect the restatement: Part II—Item 6—Selected Financial Data, Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II—Item 8—Financial Statements and Supplementary Data, Part II—Item 9A(T)—Controls and Procedures, and Part IV—Item 15—Exhibits, Financial Statement Schedules.

        For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. Except to the extent required to reflect the effects of the restatement described above, this Form 10-K/A continues to describe conditions as of the Original Filing, and does not update disclosures contained herein to reflect events that occurred after the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing.

        New certifications of our principal executive officer and principal financial officer are included as exhibits to this Form 10-K/A.

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K/A and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "predicts," "anticipates," "intends," "projects," "estimates," "plans," "could," "designed," "should be" and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, "Risk Factors," and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," in this Annual Report on Form 10-K/A. Accordingly, you should not unduly rely on these forward-looking statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report on Form 10-K/A or to reflect the occurrence of unanticipated events.

        The use of the words "we," "us," "our" and "the Company" in this Annual Report on Form 10-K/A refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

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

        On August 23, 2006, Travelport Limited ("Travelport"), which consisted of Cendant's travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group ("Blackstone") and Technology Crossover Ventures ("TCV"). We refer to this acquisition in this Annual Report on Form 10-K/A as the "Blackstone Acquisition."

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

Company Website and Public Filings

        We maintain a corporate website at http://corp.orbitz.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K/A. Our filings with the Securities and Exchange Commission ("SEC") are provided to the public on our Investor Relations website, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Other information regarding our corporate governance, such as our code of conduct, governance guidelines and charters for our board committees, is also available on our Investor Relations website (http://www.orbitz-ir.com). In addition, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at http://www.sec.gov.

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

        Our historical consolidated financial statements do not reflect what our financial position, results of operations and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of Cendant in the Predecessor periods and Travelport in the Successor period. The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" as well as the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K/A.

SELECTED FINANCIAL DATA
(in millions, except share and per share data)

		Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor
				Year Ended December 31,
	Year Ended December 31, 2007 Successor
				2006(a) Combined	2005 Predecessor	2004 Predecessor	2003 Predecessor
							(unaudited)
Statements of operations data:
Net revenue	$859	$242	$510	$752	$686	$244	$154
Costs and expenses
Cost of revenue	157	38	75	113	101	43	15
Selling, general and administrative	301	112	191	303	293	131	131
Marketing	302	89	188	277	224	86	50
Depreciation and amortization	57	18	37	55	78	32	15
Impairment of goodwill and intangible assets	—	—	122	122	400	10	2

Total operating expenses	817	257	613	870	1,096	302	213

Operating income (loss)	42	(15)	(103)	(118)	(410)	(58)	(59)
Other (expense) income
Interest expense, net	(83)	(9)	(18)	(27)	(22)	(2)	—
Other income, net	—	—	1	1	2	—	—

Total other (expense)	(83)	(9)	(17)	(26)	(20)	(2)	—
Loss before income taxes
and minority interest	(41)	(24)	(120)	(144)	(430)	(60)	(59)
Provision (benefit) for income taxes	43	1	1	2	(42)	3	—
Minority interest, net of tax	1	—	—	—	—	—	—

Net loss	$(85)	$(25)	$(121)	$(146)	$(388)	$(63)	$(59)

Period from July 18, 2007 to December 31, 2007
Net loss	$(42)

Net loss per share—basic and diluted
Net loss per share	$(0.51)

Weighted average shares outstanding	81,600,478

	As of December 31,		As of December 31,
	2007 Successor	2006 Successor	2005 Predecessor	2004 Predecessor	2003 Predecessor
		As Restated (Note 19)	As Restated (Note 19)	(unaudited)
Balance sheet data:
Cash and cash equivalents	$25	$18	$28	$24	$2
Working capital (deficit)(b)	(301)	(283)	(259)	(204)	(51)
Total assets	1,925	2,061	2,060	1,878	302
Total long-term liabilities	765	407	269	295	221
Total shareholders' equity/invested equity	738	1,267	1,424	1,303	5

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

        The following discussion gives effect to the restatement discussed in Note 19—Restatement of the Notes to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and our $85 million revolving credit facility. At December 31, 2007 and December 31, 2006, our cash and cash equivalents balances were $25 million and $18 million, respectively. We had $84 million of availability under our revolving credit facility at December 31, 2007. Prior to our IPO, our financing needs were supported by Travelport. We also require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. As of December 31, 2007, substantially all of these letters of credit were issued by Travelport on our behalf under the terms of the separation agreement entered into in connection with the IPO. At December 31, 2007 and December 31, 2006, there were $74 million and $59 million of outstanding letters of credit issued by Travelport on our behalf, respectively.

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

Cash Flows

        Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	As Restated (Note 19)
	Year Ended December 31, 2007 Successor	Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor	Year Ended December 31, 2005 Predecessor
	(in millions)
Beginning cash and cash equivalents	$18	$26	$28	$24

Cash provided by (used in):
Operating activities	69	39	121	59
Investing activities	(80)	(29)	(54)	(479)
Financing activities	13	(7)	(70)	433
Effect of changes in exchange rates on cash and cash equivalents	5	(11)	1	(9)

Net increase (decrease) in cash and cash equivalents	7	(8)	(2)	4

Ending cash and cash equivalents	$25	$18	$26	$28

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

        We generated cash flow from operations of $69 million for the year ended December 31, 2007 compared to $160 million for the year ended December 31, 2006. The decrease in operating cash flow during 2007 is largely due to $74 million of cash interest payments made during 2007 primarily related to intercompany notes payable to Travelport that were outstanding prior to the IPO and the $600 million term loan facility and $85 million revolving credit facility that we entered into concurrent with the IPO. We did not have any third-party debt outstanding during 2006. The decrease in cash flow from operations was also attributed to changes in accrued merchant payable and deferred income balances.

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

Financing Activities

        Cash flow provided by financing activities for the year ended December 31, 2007 was $13 million compared to cash flow used in financing activities of $77 million for the year ended December 31, 2006. The increase in cash flow provided by financing activities was primarily due to the net proceeds received from the IPO and the $600 million term loan facility entered into concurrent with the IPO, offset in part by repayments of the intercompany notes to Travelport, a dividend paid to Travelport and an increase in cash distributed to Travelport in 2007 prior to the IPO.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Operating Activities

        Our net cash provided by operations increased $101 million to $160 million for the year ended December 31, 2006 from $59 million for the year ended December 31, 2005. This increase was primarily the result of cash generated from earnings and due to changes in our working capital accounts. The increase in the working capital deficit was primarily due to additional accrued travel supplier payments, deferred revenue and customer advances, which relate primarily to merchant model transactions.

Investing Activities

        Cash flow used in investing activities decreased $396 million to $83 million for the year ended December 31, 2006 from $479 million for the year ended December 31, 2005. The majority of the change was due to the use of $437 million in cash for acquisitions in 2005, primarily for the acquisition of ebookers. Capital expenditures were $83 million for the combined year ended December 31, 2006, an increase of $20 million from the year ended December 31, 2005. The increase was due in part to strategic initiatives, including $27 million for the development of our new global technology platform.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orbitz Worldwide, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and the period from August 23, 2006 through December 31, 2006, and such combined consolidated financial statements of the Predecessor present fairly, in all material respects, the results of operations and cash flows for the period January 1, 2006 through August 22, 2006 and the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the combined financial statements presented for periods prior to August 23, 2006 include the results of operations and cash flows for the Company on a predecessor basis reflecting the ownership by Cendant Corporation. The Successor and Predecessor are comprised of the assets and liabilities of the business-to-consumer travel businesses of Travelport Limited and Cendant Corporation, respectively. As a result, the consolidated financial statements include allocations which may not be indicative of the actual revenues and expenses that would have been incurred had the Company operated as a separate entity apart from Travelport Limited or Cendant Corporation in the periods prior to the Company's initial public offering on July 25, 2007.

        As discussed in Note 19, the accompanying consolidated balance sheet as of December 31, 2006 and the consolidated statements of cash flows for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006, the period January 1, 2006 to August 22, 2006, and the year ended December 31, 2005, have been restated.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 17, 2008 (August 27, 2008 as to the effects of the restatement discussed in Note 19)

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

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Successor
	December 31, 2007	December 31, 2006
		As Restated (Note 19)
Assets
Current assets:
Cash and cash equivalents	$25	$18
Accounts receivable (net of allowance for doubtful accounts of $2 and $3, respectively)	60	61
Prepaid expenses	16	10
Security deposits	8	7
Deferred income taxes, current	3	—
Other current assets	9	8

Total current assets	121	104
Property and equipment, net	184	166
Goodwill	1,181	1,190
Trademarks and trade names	313	311
Other intangible assets, net	68	88
Due from Travelport	—	100
Deferred income taxes, non-current	12	62
Other non-current assets	46	40

Total Assets	$1,925	$2,061

Liabilities and Shareholders' Equity/Invested Equity
Current liabilities:
Accounts payable	$37	$16
Accrued merchant payable	218	214
Accrued expenses	121	127
Deferred income	28	25
Due to Travelport, net	8	—
Term loan, current	6	—
Other current liabilities	4	5

Total current liabilities	422	387
Due to Travelport, non-current	—	205
Term loan, non-current	593	—
Line of credit	1	—
Tax sharing liability	114	126
Unfavorable contracts	17	45
Other non-current liabilities	40	31

Total Liabilities	1,187	794

Commitments and contingencies (see Note 10)
Shareholders' Equity/Invested Equity:
Travelport net investment	—	1,265
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 83,107,909 and 0 shares issued and outstanding, respectively	1	—
Treasury stock, 8,852 and 0 shares held, respectively	—	—
Additional paid in capital	894	—
Accumulated deficit	(151)	—
Accumulated other comprehensive (loss) income (net of tax benefit of $2 and nil, respectively)	(6)	2

Total Shareholders' Equity/Invested Equity:	738	1,267

Total Liabilities and Shareholders' Equity/Invested Equity	$1,925	$2,061

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	As Restated (Note 19)
	Year Ended December 31, 2007 Successor	Period from August 23, 2006 to December 31, 2006 Successor	Period from January 1, 2006 to August 22, 2006 Predecessor	Year Ended December 31, 2005 Predecessor
Operating activities:
Net (loss)	$(85)	$(25)	$(121)	$(388)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation and amortization	57	18	37	78
Non-cash revenue	(7)	(3)	(8)	(16)
Impairment of goodwill and intangible assets	—	—	122	400
Non-cash interest expense	15	9	18	22
Deferred income taxes	38	2	(16)	(49)
Stock compensation	8	2	4	8
Provision for bad debts	2	—	1	—
Income allocated to minority interests	1	—	—	—
Deconsolidation of minority interest	(7)	—	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2)	8	(12)	(5)
Deferred income	8	11	15	10
Accounts payable, accrued expenses and other current liabilities	40	12	119	34
Other	1	5	(38)	(35)

Net cash provided by operating activities	69	39	121	59

Investing activities:
Property and equipment additions	(53)	(28)	(55)	(63)
Acquisition of business, net of acquired cash	—	—	—	(437)
Proceeds from sale of business, net of cash assumed by buyer	(31)	—	—	—
Proceeds from sales of marketable securities	—	—	—	18
Investments	—	(1)	1	—
Proceeds from asset sales	4	—	—	3

Net cash (used in) investing activities	(80)	(29)	(54)	(479)

Financing activities:
Proceeds from initial public offering, net of offering costs	477	—	—	—
Proceeds from issuance of debt, net of issuance costs	595	—	—	—
Repayment of note payable to Travelport	(860)	—	—	—
Dividend to Travelport	(109)	—	—	—
Capital contributions from Cendant or Travelport	25	—	—	504
Capital lease and debt payments	(3)	—	(3)	(31)
Advances to Travelport	(113)	(7)	(36)	(40)
Payment for settlement of tax sharing liability	—	—	(31)	—
Proceeds from line of credit	152	—	—	—
Payments on line of credit	(151)	—	—	—

Net cash provided by (used in) financing activities	13	(7)	(70)	433

Effects of changes in exchange rates on cash and cash equivalents	5	(11)	1	(9)

Net increase (decrease) in cash and cash equivalents	7	(8)	(2)	4
Cash and cash equivalents at beginning of period	18	26	28	24

Cash and cash equivalents at end of period	$25	$18	$26	$28

Supplemental disclosure of cash flow information:
Income tax payments, net	$11	$3	$6	$9
Interest payments, net of capitalized interest of $3 million, nil, nil and nil, respectively	$74	$—	$4	$3
Non-cash investing activity:
Non-cash allocation of purchase price related to the Blackstone Acquisition	$7	$1,290	$—	$—
Non-cash financing activity:
Capital expenditures incurred not yet paid	$4	$—	$—	$—
Non-cash capital contributions and distributions to Travelport	$(814)	$—	$—	$—
Non-cash forgiveness of receivable from Cendant	$—	$—	$(67)	$—
Non-cash use of tax benefits by Cendant	$—	$—	$10	$—

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

Amount
(in millions)
Cash	$26
Current assets	101
Property and equipment	161
Other non-current assets	90
Intangible assets(a)	405
Goodwill	1,186

Total assets	1,969
Total current liabilities	402
Total non-current liabilities	270

Total liabilities	672

Fair value of net assets acquired	$1,297

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

Amount
(in millions)
Cash	$77
Other current assets	37
Property and equipment	24
Intangibles assets(a)	187
Goodwill(b)	369
Other non-current assets	13

Total assets	707
Total current liabilities	157
Total non-current liabilities	96

Total liabilities	253

Fair value of net assets acquired	$454

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

19. Restatement

        Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2007, we determined that we should restate our previously issued consolidated financial statements for errors relating to (1) the non-cash impact of certain intercompany transactions with Travelport in our consolidated statements of cash flows and (2) the classification of certain credit card receipts in-transit in our consolidated balance sheets. As a result, we are restating our previously issued consolidated statements of cash flows for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006, the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005 and our previously issued consolidated balance sheet as of December 31, 2006 to correct these errors.

        We determined that the non-cash impact of certain intercompany transactions with Travelport was overstated in "Net cash provided by operating activities" and correspondingly understated in "Net cash used in financing activities" in our consolidated statement of cash flows for the year ended December 31, 2007.

        In addition, we determined that credit card receipts in-transit at our foreign operations (which are generally collected within two to three days) should have been classified as "Accounts receivable" rather than "Cash and cash equivalents" in our consolidated balance sheet as of December 31, 2006. This change in classification is consistent with our presentation of credit card receipts in-transit at our domestic operations and resulted in a reduction in "Cash and cash equivalents" and an increase in "Accounts receivable" of $10 million in our consolidated balance sheet as of December 31, 2006. This reclassification also impacted "Net cash provided by operating activities" in our consolidated statements of cash flows for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006 and the period from January 1, 2006 to August 22, 2006 and "Net cash (used in) investing activities" in our consolidated statement of cash flows for the year ended December 31, 2005. The purchase price allocation previously disclosed for the Blackstone Acquisition and Cendant's acquisition

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Restatement (Continued)

of ebookers in Note 3—Acquisitions has also been revised to reflect the reclassification of credit card receipts in-transit.

        The following table reflects the impact of the restatement on our consolidated statements of cash flows for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006, the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005.

	Successor
	Year Ended December 31, 2007		Period from August 23, 2006 to December 31, 2006
	Previously Reported	As Restated	Previously Reported	As Restated
	(in millions)
Net cash provided by operating activities:
Accounts receivable	$(12)	$(2)	$8	$8
Accounts payable, accrued expenses and other current liabilities	77	40	12	12
Net cash provided by operating activities	96	69	39	39
Net cash (used in) investing activities	(80)	(80)	(29)	(29)
Net cash (used in) provided by financing activities:
Advances to Travelport	(150)	(113)	(7)	(7)
Net cash (used in) provided by financing activities	(24)	13	(7)	(7)
Effects of changes in exchange rates on cash and cash equivalents	5	5	(11)	(11)

Net (decrease) increase in cash and cash equivalents	(3)	7	(8)	(8)
Cash and cash equivalents, beginning of period	28	18	36	26

Cash and cash equivalents, end of period	$25	$25	$28	$18

	Predecessor
	Period from January 1, 2006 to August 22, 2006		Year Ended December 31, 2005
	Previously Reported	As Restated	Previously Reported	As Restated
	(in millions)
Net cash provided by operating activities:
Accounts receivable	$(7)	$(12)	$(5)	$(5)
Net cash provided by operating activities	126	121	59	59
Net cash (used in) investing activities(a):
Acquisition of businesses, net of acquired cash	—	—	(432)	(437)
Net cash (used in) investing activities:	(54)	(54)	(474)	(479)
Net cash (used in) provided by financing activities:	(70)	(70)	433	433
Effects of changes in exchange rates on cash and cash equivalents	1	1	(9)	(9)

Net increase (decrease) in cash and cash equivalents	3	(2)	9	4
Cash and cash equivalents, beginning of period	33	28	24	24

Cash and cash equivalents, end of period	$36	$26	$33	$28

(a)
Due to Cendant's acquisition of ebookers in February 2005, the reclassification of credit card receipts in-transit impacted net cash used in investing activities for the year ended December 31, 2005.

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

        Subsequent to the evaluation made in connection with our Original Filing, we determined that we should restate our previously issued financial statements for errors relating to (1) the non-cash impact of certain intercompany transactions with Travelport in our consolidated statements of cash flows and (2) the classification of certain credit card receipts in-transit in our consolidated balance sheets. These errors have been corrected in this Form 10-K/A. See Note 19—Restatement of the Notes to the Consolidated Financial Statements.

        In light of this restatement and as a result of the material weaknesses in internal control over financial reporting previously identified and further described below, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2007, the end of the period covered by this Form 10-K/A.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting.

        Pursuant to rules of the Securities and Exchange Commission that provide a transition period for newly public companies, this Annual Report on Form 10-K/A does not include a report of management's assessment of internal control over financial reporting or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Although we are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, in connection with the audit of our financial statements for the year ended December 31, 2007, our auditors and we have identified certain matters involving our internal controls over financial reporting that constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (United States) ("PCAOB").

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Certain information required by Item 401 of Regulation S-K is included under the caption "Proposal 1—Election of Directors" in the 2008 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K is included under the caption "Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

        The information required by Item 407(c)(3) of Regulation S-K is included under the caption "Corporate Governance—Director Selection Procedures," and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K is included under the caption "Corporate Governance—Committees of the Board of Directors—Audit Committee" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

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

Item 11.    Executive Compensation.

        The information required by Item 402 of Regulation S-K is included under the caption "Executive Compensation" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

        The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Items 201(d) and 403 of Regulation S-K is included under the captions "Executive Compensation—Equity Compensation Plan Information" and "Security Ownership" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 of Regulation S-K is included under the caption "Certain Relationships and Related Party Transactions" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

        The information required by Item 407(a) of Regulation S-K is included under the caption "Corporate Governance—Independence of Directors" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 is included under the caption "Fees Incurred for Services of Deloitte & Touche LLP" in the 2008 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements: The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006, the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005
Consolidated Balance Sheets at December 31, 2007 and 2006 (As Restated)

Consolidated Statements of Cash Flows (As Restated) for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006, the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005

Consolidated Statements of Invested Equity/Shareholders' Equity for the year ended December 31, 2007, the period from August 23, 2006 to December 31, 2006, the period from January 1, 2006 to August 22, 2006 and the year ended December 31, 2005
Notes to Consolidated Financial Statements

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
**10.16†	Amendment, effective as of January 16, 2008, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC.
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
10.27*	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
10.28*	Form of Restricted Stock Unit Award Agreement for Senior Management (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
**10.29*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Katherine Andreasen.
**21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of PhoCusWright, Inc.
*
Indicates a management contract or compensatory plan or arrangement.

**
Previously filed.

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

Date: August 27, 2008	By:	/s/ STEVEN BARNHART Steven Barnhart President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 27, 2008	By:	/s/ MARSHA C. WILLIAMS Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 27, 2008	By:	/s/ JOHN W. BOSSHART John W. Bosshart Vice President of Global Accounting and External Reporting (Principal Accounting Officer)
Date: August 27, 2008	By:	/s/ JEFF CLARKE Jeff Clarke Chairman of the Board of Directors
Date: August 27, 2008	By:	/s/ WILLIAM C. COBB William C. Cobb Director

Date: August 27, 2008	By:	/s/ RICHARD P. FOX Richard P. Fox Director
Date: August 27, 2008	By:	/s/ JILL A. GREENTHAL Jill A. Greenthal Director
Date: August 27, 2008	By:	/s/ WILLIAM J.G. GRIFFITH William J.G. Griffith Director
Date: August 27, 2008	By:	/s/ PAUL C. SCHORR IV Paul C. Schorr IV Director
Date: August 27, 2008	By:	/s/ JAYNIE MILLER STUDENMUND Jaynie Miller Studenmund Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Explanatory Note
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