Form 10-Q
period 2008-09-30
Orbitz Worldwide, Inc.
filed 2008-11-12
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

As of November 10, 2008, 83,284,999 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2007 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 28, 2008. Accordingly, you should not unduly rely on these forward-looking statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The use of the words “we,” “us,” “our” and “the Company” refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenue	$240	$221	$690	$662
Cost and expenses
Cost of revenue	41	36	130	116
Selling, general and administrative	75	71	224	232
Marketing	86	78	252	245
Depreciation and amortization	17	17	49	42
Impairment of goodwill and intangible assets	297	—	297	—

Total operating expenses	516	202	952	635

Operating (loss) income	(276)	19	(262)	27
Other (expense)
Interest expense, net	(16)	(19)	(47)	(66)

Total other (expense)	(16)	(19)	(47)	(66)

Loss before income taxes	(292)	—	(309)	(39)
(Benefit) provision for income taxes	(5)	32	(2)	35

Net loss	$(287)	$(32)	$(307)	$(74)

	Three Months	Period from	Nine Months	Period from
	Ended	July 18, 2007 to	Ended	July 18, 2007 to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net loss	$(287)	$(31)	$(307)	$(31)

Net loss per share — basic and diluted:
Net loss per share	$(3.44)	$(0.38)	$(3.69)	$(0.38)

Weighted average shares outstanding	83,413,369	79,807,770	83,273,050	79,807,770

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$103	$25
Accounts receivable (net of allowance for doubtful accounts of $1 and $2, respectively)	69	60
Prepaid expenses	18	16
Security deposits	—	8
Deferred income taxes, current	11	3
Due from Travelport, net	13	—
Other current assets	10	9

Total current assets	224	121
Property and equipment, net	189	184
Goodwill	956	1,181
Trademarks and trade names	236	313
Other intangible assets, net	40	68
Deferred income taxes, non-current	12	12
Other non-current assets	49	46

Total Assets	$1,706	$1,925

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42	$37
Accrued merchant payable	263	218
Accrued expenses	122	121
Deferred income	38	28
Due to Travelport, net	—	8
Term loan, current	6	6
Other current liabilities	12	4

Total current liabilities	483	422
Term loan, non-current	588	593
Line of credit	26	1
Tax sharing liability	123	114
Unfavorable contracts	14	17
Other non-current liabilities	36	40

Total Liabilities	1,270	1,187

Commitments and contingencies (see Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 83,284,999 and 83,107,909 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 17,731 and 8,852 shares held, respectively	—	—
Additional paid in capital	905	894
Accumulated deficit	(458)	(151)
Accumulated other comprehensive (loss) (net of accumulated tax benefit of $2 and $2, respectively)	(12)	(6)

Total Shareholders’ Equity	436	738

Total Liabilities and Shareholders’ Equity	$1,706	$1,925

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities:
Net loss	$(307)	$(74)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49	42
Impairment of goodwill and intangible assets	297	—
Non-cash revenue	(2)	(7)
Non-cash interest expense	14	8
Deferred income taxes	(3)	34
Stock compensation	12	4
Provision for bad debts	—	3
Changes in assets and liabilities:
Accounts receivable	(8)	(24)
Deferred income	13	12
Due to/from Travelport, net	(18)	—
Accounts payable, accrued merchant payable, accrued expenses and other current liabilities	72	82
Other	2	(15)

Net cash provided by operating activities	121	65

Investing activities:
Property and equipment additions	(42)	(36)
Proceeds from the sale of business, net of cash assumed by buyer	—	(31)

Net cash (used in) investing activities	(42)	(67)

Financing activities:
Proceeds from initial public offering, net of offering costs	—	477
Proceeds from issuance of debt, net of issuance costs	—	595
Repayment of note payable to Travelport	—	(860)
Dividend to Travelport	—	(109)
Payment for settlement of intercompany balances with Travelport	—	(17)
Capital contributions from Travelport	—	25
Capital lease and debt payments	(6)	(1)
Advances to Travelport	—	(85)
Payments to satisfy employee tax withholding obligations upon vesting of equity-based awards	(1)	—
Payments on tax sharing liability	(17)	—
Proceeds from line of credit	54	—
Payments on line of credit	(30)	—

Net cash provided by financing activities	—	25

Effects of changes in exchange rates on cash and cash equivalents	(1)	3

Net increase in cash and cash equivalents	78	26
Cash and cash equivalents at beginning of period	25	18

Cash and cash equivalents at end of period	$103	$44

Supplemental disclosure of cash flow information:
Income tax (refunds) payments, net	$(3)	$8
Cash interest payments, net of capitalized interest of almost nil and $3, respectively	$35	$55
Non-cash investing activity:
Capital expenditures incurred not yet paid	$2	$2
Non-cash financing activity:
Non-cash capital contributions and distributions to Travelport	—	$(814)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in millions)

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(287)	$(32)	$(307)	$(74)
Other comprehensive (loss) income, net of income taxes
Currency translation adjustment	(28)	(5)	(9)	—
Unrealized gains (losses) on floating to fixed interest rate swaps (net of tax benefit of almost nil, $0, $0 and $0, respectively)	2	(3)	3	(3)

Other comprehensive loss	(26)	(8)	(6)	(3)

Comprehensive loss	$(313)	$(40)	$(313)	$(77)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2007	83	$1	$894	$(151)	$(6)	$738
Net loss	—	—	—	(307)	—	(307)
Amortization of equity-based compensation awards granted to employees, net of payments to satisfy employee tax withholding obligations upon vesting	—	—	11	—	—	11
Other comprehensive loss, net of tax benefit of $0	—	—	—	—	(6)	(6)

Balance at September 30, 2008	83	$1	$905	$(458)	$(12)	$436

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and Travel Acquisition Corporation Pty. Ltd. (“HotelClub”) and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of our initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At September 30, 2008 and December 31, 2007, Travelport and its affiliates beneficially owned approximately 58% and 59% of our outstanding common stock, respectively.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc. These entities became wholly owned subsidiaries of ours as part of an intercompany restructuring that was completed on July 18, 2007 (the “Reorganization”) in connection with the IPO. Prior to the IPO, these entities had operated as indirect, wholly-owned subsidiaries of Travelport.

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K/A filed with the SEC on August 28, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of their choice to use fair value on their earnings. It also requires companies to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS No. 159 was effective on January 1, 2008. We have chosen not to apply the provisions of SFAS No. 159 to any of our existing financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 141(R) will become effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS No. 141(R) to have an effect on our consolidated financial statements unless we enter into a business combination or reduce our deferred tax valuation allowance that was established in purchase accounting. In connection with the Blackstone Acquisition, we established a deferred income tax valuation allowance of $408 million in purchase accounting. Under the current standard, any reductions in our remaining deferred income tax valuation allowance that was originally established in purchase accounting are recorded through goodwill. Beginning January 1, 2009, these reductions will be recorded through our statement of operations.

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

3.	Impairment of Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment. We also evaluate the recoverability of our long-lived assets, including our finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be recoverable pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We assess goodwill for possible impairment using a two-step process. The first step is used to identify if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

Our indefinite-lived intangible assets include our trademarks and trade names. We assess our trademarks and trade names for impairment by comparing their carrying value to their estimated fair value. Impairment exists when the estimated fair value of the trademark or trade name is less than its carrying value.

Our finite-lived intangible assets primarily include our customer and vendor relationships. We assess these assets for impairment by comparing their respective carrying values to expected future cash flows, on an undiscounted basis. If this analysis indicates that the carrying value of these assets is not recoverable, impairment exists. Refer to Note 2 to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K/A for further information on our accounting policy for goodwill, indefinite-lived intangible assets and finite-lived intangible assets.

During the three months ended September 30, 2008, in connection with our annual forecasting process, we lowered our long-term earnings forecast in response to changes in the economic environment, including the potential future impact of airline capacity reductions, increased fuel prices and a weakening global economy. These factors, coupled with a prolonged decline in our market capitalization, indicated potential impairment of our goodwill, trademarks and trade names. Additionally, given the current environment, our distribution partners are under increased pressure to reduce their overall costs and could attempt to terminate or renegotiate their agreements with us on more favorable terms to them. These factors indicated that the carrying value of

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain of our finite-lived intangible assets, specifically customer relationships, may not be recoverable. As a result, in connection with the preparation of our financial statements for the third quarter of 2008, we performed an interim impairment test of our goodwill, indefinite-lived intangible assets and finite-lived intangible assets.

For purposes of testing goodwill for potential impairment, we estimated the fair value of the applicable reporting units to which all goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of September 30, 2008. The market approach is a valuation method in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. Under the market approach, the valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Variations of the income approach were used to estimate certain of the intangible asset fair values.

We further used appropriate valuation techniques to separately estimate the fair values of all of our indefinite-lived intangible assets as of September 30, 2008 and compared those estimates to the respective carrying values. Our indefinite-lived intangible assets are comprised of trademarks and trade names. We used a market or income valuation approach, as described above, to estimate fair values of the relevant trademarks and trade names.

We also determined the estimated fair values of certain of our finite-lived intangible assets as of September 30, 2008, specifically certain of our customer relationships whose carrying values exceeded their expected future cash flows on an undiscounted basis. We determined the fair values of these customer relationships by discounting the estimated future cash flows of these assets. We then compared the estimated fair values to the respective carrying values.

As a result of this testing, we concluded that the goodwill, trademarks and trade names related to both our domestic and international subsidiaries as well as the customer relationships related to our domestic subsidiaries were impaired. As a result, we recorded a non-cash impairment charge of $297 million during the three months ended September 30, 2008, of which $210 million related to goodwill, $74 million related to trademarks and trade names and $13 million related to customer relationships. This charge is included in the impairment of goodwill and intangible assets expense line item in our condensed consolidated statements of operations.

Due to the current economic uncertainty and other factors, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	September 30, 2008	December 31, 2007
	(in millions)

Capitalized software	$174	$149
Furniture, fixtures and equipment	60	60
Leasehold improvements	14	15
Construction in progress	17	7

Gross property and equipment	265	231
Less: accumulated depreciation and amortization	(76)	(47)

Property and equipment, net	$189	$184

We recorded depreciation and amortization expense related to property and equipment in the amount of $12 million for each of the three months ended September 30, 2008 and September 30, 2007, respectively, and $34 million and $27 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.

5.	Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	September 30, 2008	December 31, 2007
	(in millions)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$956	$1,181
Trademarks and trade names	236	313

The changes in the carrying amount of goodwill during the nine months ended September 30, 2008 were as follows:

Amount
(in millions)

Balance at December 31, 2007	$1,181
Impact of foreign currency translation (a)	(15)
Impairment (b)	(210)

Balance at September 30, 2008	$956

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

(b)	During the third quarter of 2008, we performed an interim impairment test on our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash impairment charge of $210 million related to goodwill and $74 million related to trademarks and trade names (see Note 3 — Impairment of Goodwill and Intangible Assets).

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-lived intangible assets consisted of the following:

	September 30, 2008				December 31, 2007
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
		(in millions)		(in years)		(in millions)		(in years)

Finite-Lived Intangible Assets:
Customer relationships (a)	$71	$(34)	$37	4	$90	$(26)	$64	6
Vendor relationships and other	4	(1)	3	7	5	(1)	4	7

Total Finite-Lived Intangible Assets	$75	$(35)	$40	5	$95	$(27)	$68	6

(a)	During the third quarter of 2008, we performed an impairment test on our finite-lived intangible assets. As a result of this testing, we recorded a non-cash impairment charge of $13 million related to our customer relationships (see Note 3 — Impairment of Goodwill and Intangible Assets).

We recorded amortization expense related to finite-lived intangible assets in the amount of $5 million for each of the three months ended September 30, 2008 and September 30, 2007, respectively, and $15 million for each of the nine months ended September 30, 2008 and September 30, 2007, respectively. These amounts are included in depreciation and amortization expense in our condensed consolidated statements of operations.

The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in millions)

2008 (remaining 3 months)	$4
2009	17
2010	11
2011	3
2012	2
Thereafter	3

Total	$40

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2008	December 31, 2007
	(in millions)

Advertising and marketing	$38	$25
Employee costs	17	15
Tax sharing liability, current	13	27
Technology costs	9	6
Professional fees	6	4
Rebates	6	6
Facilities costs	5	8
Customer service costs	4	5
Unfavorable contracts, current	3	3
Other	21	22

Total accrued expenses	$122	$121

7.	Term Loan and Revolving Credit Facility

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The Term Loan matures in July 2014. At September 30, 2008 and December 31, 2007, $594 million and $599 million was outstanding on the Term Loan, respectively.

We have entered into interest rate swaps that effectively convert $500 million of the Term Loan to a fixed interest rate (see Note 13 — Derivative Financial Instruments). At September 30, 2008, $300 million of the Term Loan effectively bears interest at a fixed rate of 8.21%, $100 million of the Term Loan effectively bears interest at a fixed rate of 6.39%, and an additional $100 million of the Term Loan effectively bears interest at a fixed rate of 5.98%, through these interest rate swaps. The remaining $94 million of the Term Loan bears interest at a variable rate of LIBOR plus 300 basis points, or 6.70%, which is based on the one-month LIBOR at September 30, 2008.

Revolver

The Revolver provides for borrowings and letters of credit of up to $85 million and bears interest at a variable rate, at our option, of LIBOR plus a margin of 250 basis points or an Alternative Base Rate plus a margin of 150 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We also incur a commitment fee of 50 basis points on any unused amounts on the Revolver. The Revolver matures in July 2013.

Lehman Commercial Paper Inc. (“LCPI”), which filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2008, holds a $12.5 million commitment, or 14.7% percent, of

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the $85 million available under the Revolver. LCPI did not fund its pro rata share of our borrowing under the Revolver in September 2008. As a result, total availability under the Revolver has effectively been reduced from $85 million to $72.5 million.

At September 30, 2008 and December 31, 2007, $26 million and $1 million was outstanding under the Revolver, respectively. Commitment fees on unused amounts under the Revolver were almost nil for each of the three months ended September 30, 2008 and September 30, 2007, respectively, and almost nil for each of the nine months ended September 30, 2008 and September 30, 2007, respectively.

8.	Tax Sharing Liability

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

As of September 30, 2008, the estimated remaining payments that may be due under this agreement were approximately $259 million. Payments under the tax sharing agreement are generally due in the second, third and fourth calendar quarters of the year, with two payments due in the second quarter. We estimate that the net present value of our obligation to pay tax benefits to the Founding Airlines was $136 million and $141 million at September 30, 2008 and December 31, 2007, respectively. This estimate is based upon certain assumptions, including our future operating performance and taxable income, the tax rate, the timing of payments, current and projected market conditions and the applicable discount rate, all of which we believe are reasonable. These assumptions are inherently uncertain, however, and actual results could differ from our estimates.

The table below shows the changes in the tax sharing liability during the nine months ended September 30, 2008:

Amount
(in millions)

Balance at December 31, 2007	$141
Accretion of interest expense (a)	12
Cash payments	(17)

Balance at September 30, 2008	$136

(a)	We accreted interest expense related to the tax sharing liability of $4 million and $5 million for the three months ended September 30, 2008 and September 30, 2007, respectively, and $12 million and $11 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $13 million and $27 million is included in accrued expenses in our condensed consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively. The long-term portion of the tax sharing liability of $123 million and $114 million is reflected as the tax sharing liability in our condensed consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively. At the time of the Blackstone Acquisition,

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cendant indemnified Travelport and us for amounts due under the tax sharing agreement. As a result, we recorded a receivable of $37 million which is included in other non-current assets in our condensed consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively. We expect to collect this receivable when Cendant receives the tax benefit.

The table below shows the estimated payments under our tax sharing liability over the next five years:

Year	(in millions)

2008 (remaining 3 months)	$3
2009	13
2010	13
2011	13
2012	38
Thereafter	179

Total	$259

9.	Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements, or “Charter Associate Agreements,” with the Founding Airlines as well as US Airways (“Charter Associate Airlines”). These agreements pertain to our Orbitz business, which was owned by the Founding Airlines at the time we entered into the agreements. Under each Charter Associate Agreement, the Charter Associate Airline has agreed to provide Orbitz with information regarding the airline’s flight schedules, published air fares and seat availability at no charge and with the same frequency and at the same time as this information is provided to the airline’s own website or to a website branded and operated by the airline and any of its alliance partners or to the airline’s internal reservation system. The agreement also provides Orbitz with nondiscriminatory access to seat availability for published fares, as well as marketing and promotional support. Under each agreement, the Charter Associate Airline provides us with agreed upon transaction payments when consumers book air travel on the Charter Associate Airline on Orbitz.com. The payments we receive are based on the value of the tickets booked and gradually decrease over time. The agreements expire on December 31, 2013. However, certain of the Charter Associate Airlines may terminate their agreements for any reason or no reason prior to the scheduled expiration date upon thirty days prior notice to us.

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

At September 30, 2008 and December 31, 2007, the net present value of the unfavorable contract liability was $17 million and $20 million, respectively. The current portion of the liability of $3 million was included in accrued expenses in our condensed consolidated balance sheets at September 30, 2008 and December 31, 2007. The long term portion of the liability of $14 million and $17 million was included in unfavorable

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts in our condensed consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively.

This liability is being amortized to revenue in our condensed consolidated statements of operations on a straight-line basis over the remaining contractual term. We recognized revenue for the unfavorable portion of the Charter Associate Agreements in the amount of almost nil for each of the three months ended September 30, 2008 and September 30, 2007, respectively, and $2 million for each of the nine months ended September 30, 2008 and September 30, 2007, respectively.

10.	Commitments and Contingencies

Our commitments as of September 30, 2008 did not materially change from the amounts set forth in our 2007 Annual Report on Form 10-K/A.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are party to a breach of contract claim brought by Vanguard Rental USA, Inc. (“Vanguard”) relating to the display of its Alamo Rent a Car and National Car Rental brands on the orbitz.com and cheaptickets.com websites. Although the court granted Vanguard’s motion for preliminary injunction, it has not yet ruled on the merits. We believe that we have meritorious defenses and intend to vigorously defend against these claims. We have not recorded any reserves related to this matter.

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $1 million and nil for the three months ended September 30, 2008 and September 30, 2007, respectively, and $6 million and nil for the nine months ended September 30, 2008 and September 30, 2007, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of September 30, 2008, we have not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At September 30, 2008 and December 31, 2007, there were $3 million of surety bonds outstanding and $4 million and $6 million of bank guarantees outstanding, respectively.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. government agencies. Substantially all of these letters of credit were issued by Travelport on our behalf under the terms of the separation agreement entered into in connection with the IPO. The letter of credit fees were $1 million for each of the three months ended September 30, 2008 and September 30, 2007, respectively, and $2 million for each of the nine months ended September 30, 2008 and September 30, 2007, respectively. At September 30, 2008 and December 31, 2007, there were $75 million and $74 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 15 — Related Party Transactions).

11.	Income Taxes

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we have established a liability for unrecognized tax benefits that management believes to be adequate. The table below shows the changes in this liability during the nine months ended September 30, 2008:

Amount
(in millions)

Balance as of December 31, 2007	$2
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	1

Balance as of September 30, 2008	$3

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $3 million. We do not expect to make any cash tax payments nor do we expect any statutes of limitations to lapse related to this liability within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the three months and nine months ended September 30, 2008, we recognized interest and penalties of almost nil. As of September 30, 2008 and December 31, 2007, accrued interest and penalties were almost nil.

We have computed the tax provision for the period ended September 30, 2008 in accordance with the provisions of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” We recognized an income tax provision in tax jurisdictions which had pre-tax income for the period ended September 30, 2008 and are expected to generate pre-tax book income during the remainder of fiscal year 2008. We recognized an income tax benefit in tax jurisdictions which incurred pre-tax losses for the period ended September 30, 2008 if the tax jurisdictions are expected to be able to realize these losses during the remainder of fiscal year 2008 or are expected to recognize a deferred tax asset related to such losses at December 31, 2008.

We recorded a tax benefit during the three and nine months ended September 30, 2008 related to certain of our international subsidiaries. The amount of the tax benefit recorded during the three and nine months ended September 30, 2008 is disproportionate to the amount of pre-tax net loss incurred during each of these periods primarily because we are not able to realize any tax benefits on the goodwill impairment charge recorded during the third quarter of 2008.

12.	Equity-Based Compensation

We currently issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors (the “Compensation Committee”) for participation in the Plan. At our Annual Meeting of Shareholders on May 8, 2008, our shareholders approved an amendment to the Plan, increasing the number of shares of our common stock available for issuance under the Plan from 6,100,000 shares to 15,100,000 shares, subject to adjustment as provided in the Plan. As of September 30, 2008, 6,643,900 shares were available for future issuance under the Plan.

Stock Options

The table below summarizes the option activity under the Plan during the nine months ended September 30, 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic
	Shares	(per share)	(in years)	Value(a)

Outstanding at December 31, 2007	2,560,676	$14.96	9.6
Granted	2,123,360	$6.27	6.7
Forfeited	(252,453)	$14.14	8.6

Outstanding at September 30, 2008	4,431,583	$10.85	7.8	—

Exercisable at September 30, 2008	731,205	$15.00	8.8	—

(a)	The aggregate intrinsic value for stock options outstanding at September 30, 2008 was almost nil. The exercise price of stock options exercisable at September 30, 2008 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was zero.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for stock options granted during the nine months ended September 30, 2008 are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method,” as defined in SEC Staff Accounting Bulletin No. 110, “Share-Based Payments.” The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. We use historical turnover to estimate employee forfeitures.

Assumptions:

Dividend yield	—
Expected volatility	41%
Expected life (in years)	4.76
Risk-free interest rate	3.63%

Based on the above assumptions, the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2008 was $2.54.

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan for the nine months ended September 30, 2008:

		Weighted Average
		Grant Date
	Restricted Stock	Fair Value
	Units	(per share)

Unvested at December 31, 2007	2,296,351	$13.28
Granted	1,440,024	$6.22
Vested (a)	(221,878)	$11.92
Forfeited	(498,820)	$12.59

Unvested at September 30, 2008	3,015,677	$10.13

(a)	We issued 173,116 shares of common stock in connection with the vesting of restricted stock units during the nine months ended September 30, 2008, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total number of restricted stock units that vested during the nine months ended September 30, 2008 and the total fair value thereof was 221,878 restricted stock units and $3 million, respectively.

Restricted Stock

There was no significant restricted stock activity for the nine months ended September 30, 2008.

Performance-Based Restricted Stock Units

On June 19, 2008, the Compensation Committee approved a grant of performance-based restricted stock units (“PSUs”) under the Plan to certain of our executive officers. The PSUs entitle the executives to receive a certain number of shares of our common stock based on the Company’s satisfaction of certain financial and strategic performance goals, including net revenue growth, adjusted EBITDA margin improvement and the achievement of specified technology milestones during fiscal years 2008, 2009 and 2010 (the “Performance Period”). The performance conditions also provide that if the Company’s aggregate adjusted EBITDA during the Performance Period does not equal or exceed a certain threshold, each PSU award will be forfeited. Based on the achievement of the performance conditions during the Performance Period, the final settlement of the PSU awards will range between 0 and 166 2/3% of the target shares underlying the PSU awards based on a specified objective formula approved by the Compensation Committee. The PSUs will vest within 75 days of the end of the Performance Period.

The target number of shares underlying the PSUs that were granted to certain executive officers during the nine months ended September 30, 2008 totaled 249,108 shares and had a grant date fair value of $6.28 per share. As of September 30, 2008, the Company expects that none of the PSUs will vest.

As of September 30, 2008, $32 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units, unvested PSUs and unvested restricted stock are expected to be recognized over the remaining weighted-average period of 2.58 years.

Non-Employee Directors Deferred Compensation Plan

During the nine months ended September 30, 2008, a total of 171,724 deferred stock units were granted to our non-employee directors at a weighted average grant date fair value of $5.92 per share. The deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The deferred stock units entitle the non-employee director to receive one share of our common stock for each deferred stock unit on the date that is 200 days immediately following the non-employee director’s retirement or termination of service from the board of directors, for any reason. The entire grant date fair value of deferred stock units is expensed on the date of grant.

Compensation Expense

We recognized total equity-based compensation expense of $4 million for each of the three months ended September 30, 2008 and September 30, 2007, respectively, and $12 million and $4 million for the nine months ended September 30, 2008 and September 30, 2007, respectively, none of which has provided us a tax benefit.

13.	Derivative Financial Instruments

Interest Rate Hedges

On July 25, 2007, we entered into two interest rate swaps that effectively convert $300 million of the Term Loan from a variable to a fixed interest rate. The first swap has a notional amount of $100 million and matures on December 31, 2008. The second swap has a notional amount of $200 million and matures on

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009. We pay a fixed rate of 5.21% on both swaps and in exchange receive a variable rate based on the three-month LIBOR.

On May 1, 2008, we entered into a third interest rate swap that effectively converts an additional $100 million of the Term Loan from a variable to a fixed interest rate. The swap was effective on May 30, 2008, has a notional amount of $100 million and matures on May 31, 2011. We pay a fixed rate of 3.39% on the swap and in exchange receive a variable rate based on the three-month LIBOR.

On September 12, 2008, we entered into a fourth interest rate swap that effectively converts an additional $100 million of the Term Loan from a variable to a fixed interest rate. The swap was effective on September 30, 2008, has a notional amount of $100 million and matures on September 30, 2010. We pay a fixed rate of 2.98% on the swap and in exchange receive a variable rate based on the one-month LIBOR.

The objective of entering into our interest rate swaps is to protect against volatility of future cash flows and effectively hedge the variable interest payments on the Term Loan. We determined that these designated hedging instruments qualify for cash flow hedge accounting treatment under SFAS No. 133.

The interest rate swaps are reflected in our condensed consolidated balance sheets at market value. At September 30, 2008 and December 31, 2007, $4 million and $6 million of the total market value of the swaps, respectively, represented a liability, of which almost nil and $1 million was included in other current liabilities and $4 million and $5 million was included in other non-current liabilities in our condensed consolidated balance sheets, respectively. At September 30, 2008 and December 31, 2007, almost nil and nil of the total market value of the swaps, respectively, represented an asset, which was included in other non-current assets in our condensed consolidated balance sheets. The corresponding market adjustment was recorded to accumulated other comprehensive income. There was no hedge ineffectiveness recorded during the three or nine months ended September 30, 2008 and September 30, 2007.

Foreign Currency Hedges

We enter into foreign currency forward contracts (“forward contracts”) from time to time to manage exposure to changes in the foreign currency associated with foreign receivables, payables, intercompany transactions and forecasted earnings. As of September 30, 2008, we have forward contracts outstanding with a total net notional amount of $83 million, which matured in October 2008. The forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the forward contracts are recorded in net income, as a component of selling, general and administrative expense in our condensed consolidated statements of operations. We recognized gains (losses) related to foreign currency forward contracts of $3 million and $(1) million for the three months ended September 30, 2008 and September 30, 2007, respectively, and $2 million and $(2) million for the nine months ended September 30, 2008 and September 30, 2007, respectively. The total market value of forward contracts at September 30, 2008 and December 31, 2007 represented an asset of $1 million and almost nil, respectively, which was included in other current assets in our condensed consolidated balance sheets.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Loss per Share

The following table presents the calculation of basic and diluted loss per share:

		Period from		Period from
	Three Months Ended	July 18, 2007 to	Nine Months Ended	July 18, 2007 to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in millions, except share and per share data)

Net Loss	$(287)	$(31)	$(307)	$(31)

Net Loss per Share — Basic and Diluted:
Weighted Average Shares Outstanding for Basic and Diluted Net Loss Per Share (a)	83,413,369	79,807,770	83,273,050	79,807,770

Basic and Diluted (b)	$(3.44)	$(0.38)	$(3.69)	$(0.38)

(a)	Stock options, restricted stock, restricted stock units and PSUs are not included in the calculation of diluted loss per share for the three months and nine months ended September 30, 2008 and for the period from July 18, 2007 to September 30, 2007 because we had a net loss for each period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted loss per share.

(b)	Net loss per share may not recalculate due to rounding.

The following equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

		Period from		Period from
	Three Months Ended	July 18, 2007 to	Nine Months Ended	July 18, 2007 to
Antidilutive Equity Awards	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Stock options	4,431,583	2,717,925	4,431,583	2,717,925
Restricted stock units	3,015,677	2,407,860	3,015,677	2,407,860
Restricted stock	21,772	58,363	21,772	58,363
Performance-based restricted stock units	249,108	—	249,108	—

Total	7,718,140	5,184,148	7,718,140	5,184,148

15.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of September 30, 2008 and December 31, 2007, reflected in our condensed consolidated balance sheets. We net settle amounts due to and from Travelport.

	September 30, 2008	December 31, 2007
	(in millions)

Due from Travelport, net	$13	—
Due to Travelport, net	—	$8

We also purchased assets of $1 million from Travelport and its subsidiaries during the nine months ended September 30, 2008 which are included in property and equipment, net in our condensed consolidated balance sheet at September 30, 2008.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three months and nine months ended September 30, 2008 and September 30, 2007, reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Net revenue (a)	$36	$32	$118	$92
Selling, general and administrative expense	1	2	3	9
Interest expense	1	6	2	49

(a)	These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gulliver’s Travel Associates, “GTA”) for the periods presented.

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

On January 1, 2008, our new Master Supply and Services Agreement with GTA (the “GTA Agreement”) became effective. Under this agreement, we pay GTA a contract rate for hotel and destination services inventory it makes available to us for booking on our websites. The contract rate exceeds the prices at which suppliers make their inventory available to GTA for distribution and is based on a percentage of the rates GTA makes such inventory available to its other customers. We are also subject to additional fees if we exceed certain specified booking levels. The initial term of the GTA Agreement expires on December 31, 2010. Under this agreement, we are restricted from providing access to hotels and destination services content to certain of GTA’s clients until December 31, 2010.

In May 2008, we amended the separation agreement with Travelport that was entered into in connection with the IPO. The amendment, among other things, clarifies how Travelport’s aggregate ownership of our voting stock is determined for all purposes of the separation agreement. In addition, Travelport agreed to continue to issue letters of credit on our behalf through at least March 31, 2009 and thereafter so long as Travelport and its affiliates own at least 50% of our voting stock, in an aggregate amount not to exceed $75 million (denominated in U.S. dollars). Travelport charges us a fee for issuing, renewing or extending letters of credit on our behalf. This fee is included in interest expense in our condensed consolidated statements of operations. At September 30, 2008 and December 31, 2007, there were $75 million and $74 million of letters of credit issued by Travelport on our behalf, respectively (see Note 10 — Commitments and Contingencies).

Related Party Transactions with Affiliates of Blackstone and TCV

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of September 30, 2008 and December 31, 2007, reflected in our condensed consolidated balance sheets:

	September 30, 2008	December 31, 2007
	(in millions)

Accounts payable	$5	$1

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the three months and nine months ended September 30, 2008 and September 30, 2007, reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Net revenue	$5	$3	$11	$9
Cost of revenue	2	—	7	—
Selling, general and administrative expense	1	1	4	1
Marketing expense	—	1	—	1

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

16.	Fair Value Measurements

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of September 30, 2008,

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which are classified as other current assets, other non-current assets, other current liabilities and other non-current liabilities in our condensed consolidated balance sheets:

Fair Value Measurements as of September 30, 2008
			Significant other	Significant
		Quoted prices in	observable	unobservable
	Balance at	active markets	inputs	inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
(in millions)

Foreign currency hedge asset (see Note 13 — Derivative Financial Instruments)	$1	$1	—	—

Interest rate swap asset (see Note 13 — Derivative Financial Instruments) (a)	—	—	—	—

Interest rate swap liabilities (see Note 13 — Derivative Financial Instruments)	$4	—	$4	—

(a)	At September 30, 2008, almost nil of the total fair market value of our interest rate swaps represented an asset. The fair value was determined based on Level 2 inputs.

We value our interest rate hedges using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model including interest rates, credit spreads and volatilities.

We value our foreign currency hedges based on the difference between the foreign currency forward contract rate and widely available foreign currency forward rates as of the measurement date. Our foreign currency hedges consist of forward contracts that are short-term in nature, generally maturing within 30 days.

17.	Subsequent Events

On November 10, 2008, we announced that we will reduce our U.S. workforce by approximately 10 percent by the end of the year and will reduce other operating expenses in response to weakening demand in the travel industry as well as current economic conditions. In connection with the workforce reduction, we estimate that we will incur total expenses of $2 million to $3 million relating to severance benefits and other termination-related costs, all of which will be cash expenditures. We expect to record these charges in the fourth quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2007 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 28, 2008.

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

We continue to focus on the execution of our strategic plan, including increasing non-air revenue, growing our international brands and improving our operational efficiency through investing in our new technology platform. We are a leader in air travel, the largest online travel segment. This leadership position has enabled us to drive growth in non-air categories, specifically hotels and dynamic vacation packages. Dynamic vacation packages are vacation packages that include different combinations of travel products. These non-air categories generally have higher margins, and we believe these categories will present significant growth opportunities for us.

We believe that there are substantial growth opportunities in regions outside of the U.S. for our international brands. We experienced growth in our international gross bookings of 13% during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and 22% during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, excluding the impact of fluctuations in foreign exchange rates and the results of Travelbag, an offline U.K. travel business that we sold in July 2007.

We believe our new technology platform will enhance our ability to drive growth internationally and improve our operational efficiency. Our new platform will support our brand portfolio in the Americas and Europe as well as our white label partnerships. In 2007, we launched the new technology platform for our ebookers brand in the U.K. and Ireland. During the nine months ended September 30, 2008, we launched our ebookers brand in Belgium, Austria, the Netherlands, Germany, Switzerland and Spain onto the platform. By late 2008, we expect to launch our remaining ebookers websites onto the platform. We believe the new technology platform and other technology enhancements we are making will:

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

We have already realized benefits from the new platform. The platform allows us to offer a broader range of hotels to customers for booking. As a result, the number of hotels on our websites that have migrated to the new platform has tripled to over 75,000 hotels globally. We expect to see further improvements in the hotels available for booking on these websites as our global hotel supply team continues to expand our relationships with hotel suppliers. We have made significant improvements in the hotel and dynamic packaging booking path. We have also experienced operational efficiencies and eliminated many of the manual processes required under the old platform. We expect these improvements, combined with the anticipated centralization of certain business functions and the retirement of the old platform, to lower our operating costs at ebookers over time.

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

Industry Trends

The economic and industry outlook has deteriorated significantly for the fourth quarter of 2008 and into 2009, as many economists predict that the U.S., and possibly the global economy, may be in a prolonged recession. The weakening economy has lowered consumer confidence which, in turn, could result in changes to consumer spending patterns, including reduced spending on travel.

The current economic environment has already begun to impact the travel industry, particularly the domestic airline industry. As a result of higher fuel prices, airlines have raised ticket prices and implemented capacity reductions. We believe that capacity reductions and higher airline ticket prices will negatively impact demand for air travel. Lower demand for air travel could impact the net revenue that online travel companies (“OTCs”) generate from the booking of airline tickets and in turn, impact net revenue generated from the booking of other travel products, such as hotels and car rentals. Potential bankruptcies and consolidation in the airline industry could also result in capacity reductions that could further increase ticket prices and reduce the number of seats available for booking on OTCs’ websites.

U.S. airlines are also under increased pressure to reduce their overall costs, including costs of distributing air travel through OTCs and GDSs. As a result, our distribution partners could attempt to terminate or renegotiate their agreements with us on more favorable terms to them, which could reduce the revenue we generate from those agreements. In addition, any pressure placed on GDSs by the airlines may result in an attempt by the GDSs to pass additional costs to us.

In September 2008, fundamentals in the U.S. hotel industry also weakened. Hotel occupancy rates and average daily rates (“ADRs”) declined in September for the first time in several years, and we expect this trend to continue well into 2009. A deterioration of ADRs would negatively impact the net revenue that OTCs earn per hotel booking.

While we do not believe that our consolidated results of operations for the first nine months of 2008 were significantly impacted by the economic and industry conditions described above, we expect them to negatively impact our gross bookings and net revenue growth in the fourth quarter of 2008 and into 2009.

Despite the macroeconomic environment, internet usage and online travel bookings continue to increase worldwide. Online travel booking rates are highest in the U.S. and have grown on a year-over-year basis. Suppliers, including airlines, hotels and car rental companies, have continued to focus their efforts on direct sale of their products through their own websites, further promoting the migration of customers to online booking. In the current environment, suppliers’ websites are believed to be taking market share domestically from both OTCs and traditional offline travel companies.

We believe that the rate of growth of online travel bookings in the domestic market has slowed as this market has matured. Much of the initial rapid growth experienced in the online travel industry was driven by consumers shifting from purchasing travel through traditional offline channels to purchasing travel through online channels. Accordingly, we believe that growth rates in the domestic online travel market may more closely follow the growth rates of the overall travel industry.

Internationally, the online travel industry continues to benefit from rapidly increasing Internet usage and growing acceptance of online booking. We expect international growth rates for the online travel industry to continue to outpace growth rates of the overall travel industry. As a result, we believe OTCs will increasingly generate a larger percentage of their growth from outside of the U.S. The hotel-only business models have had particular success in delivering high growth rates in international markets. Our international brands, including ebookers, HotelClub and RatesToGo, provide us with growth opportunities outside of the U.S. However, competitive pressures combined with a weakening global economy have slowed and may continue to slow our international growth rates.

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

OTCs generally charge a booking fee in connection with the booking of airline tickets and certain other travel products. We charge a service fee on many of our websites, and in exchange, provide our customers with a set of comparison shopping tools, access to extensive travel products and a wide range of services, including coverage from our OrbitzTLC customer care platform. Certain OTCs have reduced or eliminated booking fees on retail airline tickets and hotel rooms, which has created uncertainty around the sustainability of booking fees. We will continue to monitor the competitive environment and regularly evaluate our fee structure.

OTCs make significant investments in marketing through both online and traditional offline channels. Key areas of online marketing include search engine marketing, display advertising, affiliate programs and email marketing. Online marketing costs have been rising in the U.S. over time, and competition for search-engine key words has intensified in the past year. Increasing competition from supplier websites and the growing significance of search and meta-search sites has contributed to the increase in online marketing costs. If this trend continues, these rising costs could result in lower margins or declining transaction growth rates for OTCs. We are actively pursuing tactics to optimize the results of our online marketing efforts by increasing the value from existing traffic and by acquiring additional traffic that is more targeted and cost effective. These tactics include pay-per-click optimization and search optimization efforts, loyalty programs and email marketing that target customers with offers that correspond to their particular interests.

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

Gross bookings provide insight into changes in overall travel activity levels, changes in industry-wide online booking activity, and more specifically, changes in the number of bookings through our websites. We follow net revenue trends for our various brands, geographies and product categories to gain insight into the performance of our business across these categories. Both metrics are important in determining the ongoing growth of our business.

The table below shows our gross bookings and net revenue for the three and nine months ended September 30, 2008 and September 30, 2007:

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2008	2007	Change	Change	2008	2007	Change	Change
	(in millions)				(in millions)

Gross bookings (a)
Domestic
Air	$1,703	$1,701	$2	—	$5,397	$5,563	$(166)	(3)%
Non-air and other	610	561	49	9%	1,870	1,826	44	2%

Total domestic gross bookings	2,313	2,262	51	2%	7,267	7,389	(122)	(2)%
International
Air	264	212	52	25%	893	641	252	39%
Non-air and other	157	151	6	4%	492	405	87	21%

Total international gross bookings	421	363	58	16%	1,385	1,046	339	32%

Total gross bookings	$2,734	$2,625	$109	4%	$8,652	$8,435	$217	3%

Net revenue
Domestic
Air	$70	$76	$(6)	(8)%	$218	$240	$(22)	(9)%
Non-air and other	117	99	18	18%	315	286	29	10%

Total domestic net revenue	187	175	12	7%	533	526	7	1%
International
Air	17	16	1	6%	54	54	—	—
Non-air and other	36	30	6	20%	103	82	21	26%

Total international net revenue	53	46	7	15%	157	136	21	15%

Total net revenue	$240	$221	$19	9%	$690	$662	$28	4%

(a)	Gross bookings data presented in the table above for the three and nine months ended September 30, 2007 excludes Travelbag, an offline U.K. travel business that we sold in July 2007.

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings increased $51 million, or 2%, during the three months ended September 30, 2008 from the three months ended September 30, 2007. Of the $51 million increase, $2 million was due to an increase in air gross bookings, which was driven by a higher average price per air ticket, due in part to increased fuel prices. Lower transaction volume largely offset the increase in average price per air ticket. Non-air and other gross bookings increased $49 million during the three months ended September 30, 2008 from the three months ended September 30, 2007. This increase was primarily driven by an increase in gross bookings for dynamic packaging and hotels, which was due to higher transaction volume and a higher average price per transaction. The higher average price per transaction for domestic hotel gross bookings was mainly due to growth in ADRs in July and August of 2008.

For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, total gross bookings increased $58 million, or 16%, during the three months ended September 30, 2008 from the three months ended September 30, 2007. Of this increase, $10 million was due to foreign currency fluctuations. The remaining $48 million increase was due primarily to a $49 million increase in air gross bookings driven by higher transaction volume and a higher average price per air ticket and, to a lesser extent, an increase in gross bookings for dynamic packaging. The increase in gross bookings from air and dynamic packaging was partially offset by a decrease in hotel gross bookings.

Net Revenue — See discussion of net revenue in the Results of Operations section.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

Gross Bookings

For our domestic business, total gross bookings decreased $122 million, or 2%, during the nine months ended September 30, 2008 from the nine months ended September 30, 2007. Air gross bookings decreased $166 million, which was primarily driven by lower transaction volume. A higher average price per air ticket, due in part to increased fuel prices, partially offset the decline in air transactions. Non-air and other gross bookings increased $44 million during the nine months ended September 30, 2008 from the nine months ended September 30, 2007. This increase was primarily driven by an increase in gross bookings for dynamic packaging, which was due to higher transaction volume and a higher average price per transaction. A decrease in gross bookings for car rentals and hotels, due mainly to lower transaction volume, partially offset the increase in dynamic packaging gross bookings.

For our international business, total gross bookings increased $339 million, or 32%, during the nine months ended September 30, 2008 from the nine months ended September 30, 2007. Of this increase, $85 million was due to foreign currency fluctuations. The remaining $254 million increase was due primarily to a $208 million increase in air gross bookings driven by higher transaction volume and a higher average price per air ticket. The remaining growth of $46 million was primarily driven by an increase in gross bookings for dynamic packaging and car rentals at ebookers.

Net Revenue — See discussion of net revenue in the Results of Operations section.

Results of Operations

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

	Three Months Ended
	September 30,		$	%
	2008	2007	Change	Change
	(in millions)

Net revenue
Air	$87	$92	$(5)	(5)%
Non-air and other	153	129	24	19%

Total net revenue	240	221	19	9%
Cost and expenses
Cost of revenue	41	36	5	14%
Selling, general and administrative	75	71	4	6%
Marketing	86	78	8	10%
Depreciation and amortization	17	17	—	—
Impairment of goodwill and intangible assets	297	—	297	**

Total operating expenses	516	202	314	155%

Operating (loss) income	(276)	19	(295)	(1553)%
Other (expense)
Interest expense, net	(16)	(19)	3	(16)%

Total other (expense)	(16)	(19)	3	(16)%

Loss before income taxes	(292)	—	(292)	**
(Benefit) provision for income taxes	(5)	32	(37)	(116)%

Net loss	$(287)	$(32)	$(255)	797%

As a percentage of net revenue
Cost of revenue	17%	16%
Selling, general and administrative expense	31%	32%

**	Not meaningful.

Net Revenue

Net revenue increased $19 million, or 9%, to $240 million for the three months ended September 30, 2008 from $221 million for the three months ended September 30, 2007.

Air.  Net revenue from air bookings decreased $5 million, or 5%, to $87 million for the three months ended September 30, 2008 from $92 million for the three months ended September 30, 2007. Foreign currency fluctuations increased air net revenue by $1 million. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $6 million.

A decrease in domestic air volume resulted in an $8 million decline in air net revenue, which was partially offset by a $2 million increase in air net revenue driven by higher net revenue per air ticket. The increase in net revenue recognized per air ticket is primarily due to higher service fees charged on our Orbitz and CheapTickets websites, partially offset by lower GDS incentive payments per air ticket.

A lower international net revenue per air ticket and the impact of the sale of our offline U.K. travel business in July 2007 drove a decrease in international air net revenue. Competitive pressure primarily drove the decrease in net revenue per air ticket. Airlines imposed additional non-commissionable fees on air tickets, such as fuel surcharges, during the three months ended September 30, 2008, which also contributed to the lower net revenue per air ticket. This decrease was largely offset by an increase in air net revenue resulting from an increase in international air volume.

Non-air and Other.  Net revenue from our non-air and other businesses increased $24 million, or 19%, to $153 million for the three months ended September 30, 2008 from $129 million for the three months ended September 30, 2007. Of this increase, $2 million was due to foreign currency fluctuations. The remaining increase in net revenue from non-air and other bookings, excluding the impact of foreign currency fluctuations, was $22 million.

The domestic increase in non-air and other net revenue of $18 million was driven by higher net revenue from dynamic packaging, hotel bookings, car bookings, advertising and travel insurance. The increase in net revenue from dynamic packaging was partially due to higher transaction volume. The remaining increase was largely driven by the reversal of a portion of accrued cost previously recorded on merchant car bookings as we determined during the third quarter of 2008 that it was no longer probable that we would be required to pay the car suppliers due to the lapse of time since the car pick-up date. The increase in net revenue from hotel bookings was also due to higher transaction volume and higher average net revenue per transaction, driven in part by an increase in incentive payments received on certain hotel bookings beginning in the fourth quarter of 2007 as a result of a new hotel distribution agreement that we entered into. The increase in net revenue from car bookings is due to an increase in average net revenue per car booking, primarily driven by the re-negotiation of contracts with certain car suppliers during the second quarter of 2008.

An increase in international non-air and other net revenue of $4 million was driven primarily by higher net revenue from car bookings and dynamic packaging.

Cost of Revenue

Cost of revenue increased $5 million, or 14%, to $41 million for the three months ended September 30, 2008 from $36 million for the three months ended September 30, 2007. The increase in cost of revenue was mainly driven by an increase in affiliate commissions associated with the growth of our white label business, an increase in GDS connectivity costs resulting from an increase in transaction volume from our international locations and an increase in credit card processing fees driven by growth in our merchant bookings.

Selling, General and Administrative

Selling, general and administrative expense increased by $4 million, or 6%, to $75 million for the three months ended September 30, 2008 from $71 million for the three months ended September 30, 2007. The increase in selling, general and administrative expense was primarily due to a $6 million increase in our wages and benefits, which was the result of an increase in stock compensation expense and higher staffing levels as we continue to build our hotel sourcing team and as we added capabilities in the areas of finance and legal to undertake corporate-level functions previously provided by Travelport. We also incurred an increase in realized losses resulting from foreign currency fluctuations and an increase in tax consulting costs. We capitalized $6 million more of development costs during the three months ended September 30, 2008, which partially offset these increases in selling, general and administrative expense.

Marketing

Marketing expense increased $8 million, or 10%, to $86 million for the three months ended September 30, 2008 from $78 million for the three months ended September 30, 2007. The increase in marketing expense was primarily driven by an increase in both online and offline marketing costs domestically. Online marketing costs increased due to a higher average cost per transaction, partially offset by lower transaction volume sourced through paid search. The increase in offline marketing costs was primarily due to a shift in offline marketing expenditures to the third quarter of 2008 in order to support the launch of new functionality introduced on our Orbitz.com website in June 2008. In the prior year, we launched a new offline advertising campaign promoting the Orbitz brand in the second quarter. Internationally, marketing expense decreased primarily due to lower offline marketing costs, largely due to the absence of the launch of a new offline advertising campaign in the third quarter of 2008. In the prior year, we launched a new offline advertising campaign in order to support the launch of the new technology platform for our ebookers brand in the U.K. This decrease was partially offset by higher online marketing costs driven by a higher average cost per transaction.

Impairment of Goodwill and Intangible Assets

During the third quarter of 2008, in connection with our annual forecasting process, we lowered our long-term earnings forecast in response to changes in the economic environment, as described in the section entitled “Industry Trends” above. These factors, coupled with a prolonged decline in our market capitalization, indicated potential impairment of our goodwill, trademarks and trade names. Additionally, given the current environment, our distribution partners are under increased pressure to reduce their overall costs and could attempt to terminate or renegotiate their agreements with us on more favorable terms to them. These factors indicated that the carrying value of certain of our finite-lived intangible assets, specifically customer relationships, may not be recoverable. As a result, in connection with the preparation of our financial statements for the third quarter of 2008, we performed an interim impairment test of our goodwill, indefinite-lived intangible assets and finite-lived intangible assets. Based on the testing performed, we recorded a non-cash impairment charge of $297 million, of which $210 million related to goodwill, $74 million related to trademarks and trade names and $13 million related to customer relationships (see Note 3 — Impairment of Goodwill and Intangible Assets of the Notes to the Condensed Consolidated Financial Statements). There was no impairment during the three months ended September 30, 2007. Due to the current economic uncertainty and other factors, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

Interest Expense, Net

Interest expense decreased by $3 million, or 16%, to $16 million for the three months ended September 30, 2008 from $19 million for the three months ended September 30, 2007. The decrease in interest expense is primarily due to the repayment of $860 million of intercompany notes payable to Travelport, which occurred in connection with the IPO. The interest expense incurred on the $600 million term loan facility entered into concurrent with the IPO also decreased. However, this decrease was more than offset by an increase in interest expense incurred on the corresponding interest rate swaps entered into at the time of the IPO to hedge a portion of the variable interest payments on the term loan. A decrease in capitalized interest of $1 million also partially offset the decrease in interest expense. During the three months ended September 30, 2008 and September 30, 2007, $5 million and $4 million of the total interest expense recorded was non-cash, respectively.

(Benefit) Provision for Income Taxes

We recorded a tax benefit of $5 million for the three months ended September 30, 2008 and a tax provision of $32 million for the three months ended September 30, 2007. The tax benefit recorded during the three months ended September 30, 2008 related to certain of our international subsidiaries. The amount of the tax benefit recorded during the third quarter of 2008 is disproportionate to the amount of pre-tax net loss incurred during the period primarily because we are not able to realize any tax benefits on the goodwill impairment charge recorded during the third quarter of 2008.

The tax provision recorded during the three months ended September 30, 2007 was primarily due to a valuation allowance established in the third quarter of 2007 against $32 million of foreign net operating loss carryforwards related to portions of our UK business.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

	Nine Months Ended
	September 30,		$	%
	2008	2007	Change	Change
	(in millions)

Net revenue
Air	$272	$294	$(22)	(7)%
Non-air and other	418	368	50	14%

Total net revenue	690	662	28	4%
Cost and expenses
Cost of revenue	130	116	14	12%
Selling, general and administrative	224	232	(8)	(3)%
Marketing	252	245	7	3%
Depreciation and amortization	49	42	7	17%
Impairment of goodwill and intangible assets	297	—	297	**

Total operating expenses	952	635	317	50%

Operating (loss) income	(262)	27	(289)	(1070)%
Other (expense)
Interest expense, net	(47)	(66)	19	(29)%

Total other (expense)	(47)	(66)	19	(29)%

Loss before income taxes	(309)	(39)	(270)	692%
(Benefit) provision for income taxes	(2)	35	(37)	(106)%

Net loss	$(307)	$(74)	$(233)	315%

As a percentage of net revenue
Cost of revenue	19%	18%
Selling, general and administrative expense	32%	35%

**	Not meaningful.

Net Revenue

Net revenue increased $28 million, or 4%, to $690 million for the nine months ended September 30, 2008 from $662 million for the nine months ended September 30, 2007. As a result of the acquisition of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”) on August 23, 2006 (the “Blackstone Acquisition”), our net revenue during the nine months ended September 30, 2007 was reduced due to deferred revenue that was written off at the time of the acquisition. Accordingly, we could not record revenue that was generated before the Blackstone Acquisition but not yet recognized at the time of the acquisition. The following discussion and analysis describes the impact on the comparability of net revenue year-over-year due to our inability to record this revenue, and refers to these amounts as “purchase accounting adjustments.”

Air.  Net revenue from air bookings decreased $22 million, or 7%, to $272 million for the nine months ended September 30, 2008 from $294 million for the nine months ended September 30, 2007. Foreign currency fluctuations increased air net revenue by $4 million. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $26 million.

A decrease in domestic air volume resulted in a $27 million decline in air net revenue, which was partially offset by a $5 million increase in air net revenue driven by higher net revenue per air ticket. The increase in net revenue recognized per air ticket was primarily due to higher service fees charged on our

Orbitz and CheapTickets websites and an increase in incentive payments for GDS services provided by Worldspan resulting from the re-negotiation of our GDS contract in July 2007 as well as a shift in our carrier mix. A reduction in paper ticket fees partially offset these increases, as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

A lower international net revenue per air ticket and the impact of the sale of our offline U.K. travel business in July 2007 primarily drove the decrease in international air net revenue. Competitive pressure primarily drove the decrease in net revenue per air ticket. Airlines imposed additional non-commissionable fees on air tickets, such as fuel surcharges, during the nine months ended September 30, 2008, which also contributed to the lower net revenue per air ticket. This decrease was offset in part by a $9 million increase in air net revenue resulting from an increase in international air volume.

Non-air and Other.  Net revenue from our non-air and other businesses increased $50 million, or 14%, to $418 million for the nine months ended September 30, 2008 from $368 million for the nine months ended September 30, 2007. Of this increase, $9 million was due to foreign currency fluctuations. In addition, net revenue increased $6 million year-over-year due to purchase accounting adjustments, which reduced our non-air and other net revenue by $6 million in the nine months ended September 30, 2007. The remaining increase in net revenue from non-air and other bookings, excluding the impact of foreign currency fluctuations and purchase accounting adjustments, was $35 million.

The domestic increase in non-air and other net revenue of $24 million was driven by higher net revenue from hotel bookings, car bookings, advertising and travel insurance. The increase in net revenue from hotel bookings was due to a higher average net revenue per transaction, primarily driven by an increase in merchant hotel transactions. Lower hotel volume partially offset the higher average net revenue per transaction. The increase in net revenue from car bookings was also due to an increase in average net revenue per car booking, primarily driven by the re-negotiation of contracts with certain car suppliers during the second quarter of 2008. Lower car volume partially offset the higher average net revenue per transaction.

An increase in international non-air and other net revenue of $11 million was driven primarily by higher net revenue from hotel bookings, car bookings and dynamic packaging. This increase was partially offset by the impact of the sale of our offline U.K. travel business in July 2007.

Cost of Revenue

Cost of revenue increased $14 million, or 12%, to $130 million for the nine months ended September 30, 2008 from $116 million for the nine months ended September 30, 2007. The increase in cost of revenue was mainly driven by an increase in affiliate commissions associated with the growth of our white label business, an increase in credit card processing fees driven by growth in our merchant bookings, an increase in GDS connectivity costs resulting from an increase in transaction volume from our international locations and an increase in charge-backs, primarily at one of our international locations. We installed new revenue protection software and instituted tighter security measures, and as a result, we experienced a decrease in these charge-backs toward the end of the second quarter of 2008 which continued into the third quarter of 2008. These increases were partially offset by a decrease in customer service costs and a decrease in paper ticket delivery costs as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Selling, General and Administrative

Selling, general and administrative expense decreased by $8 million, or 3%, to $224 million for the nine months ended September 30, 2008 from $232 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we incurred a penalty of $13 million upon the early termination of an online marketing services agreement and incurred $7 million of audit and consulting fees in connection with the IPO. The absence of these costs in the nine months ended September 30, 2008 primarily drove the decrease in selling, general and administrative expense. We also recorded a $6 million reduction to selling, general and administrative expense during the nine months ended September 30, 2008 for the insurance reimbursement of costs we previously incurred to defend hotel occupancy tax cases, which further contributed to the decrease. We capitalized $3 million more of development costs, which also contributed to the decrease. These decreases were offset in part by a $13 million increase in our wages and benefits, primarily due to an increase in stock compensation expense and higher staffing levels as we continue to build our hotel sourcing team and as we added capabilities in the areas of finance and legal to undertake corporate-level functions previously provided by Travelport. We also incurred an increase in realized losses resulting from foreign currency fluctuations and an increase in tax consulting costs, which further offset the decrease in selling, general and administrative expense.

Marketing

Marketing expense increased $7 million, or 3%, to $252 million for the nine months ended September 30, 2008 from $245 million for the nine months ended September 30, 2007. The increase in marketing expense is primarily due to higher online marketing costs for our international brands, driven by growth in transaction volume and a higher cost per transaction. A reduction in offline marketing costs internationally partially offset this increase. Offline marketing costs decreased due to a general shift in spending from offline to online marketing and the absence of the launch of a new offline advertising campaign for our ebookers brand in 2008. In the prior year, we launched a new offline advertising campaign in order to support the launch of the new technology platform for our ebookers brand in the U.K.

Depreciation and Amortization

Depreciation and amortization increased $7 million, or 17%, to $49 million for the nine months ended September 30, 2008 from $42 million for the nine months ended September 30, 2007. The increase in depreciation and amortization expense resulted from an increase in capitalized software placed in service and the roll-out of our new technology platform in July 2007.

Impairment of Goodwill and Intangible Assets

During the third quarter of 2008, in connection with our annual forecasting process, we lowered our long-term earnings forecast in response to changes in the economic environment, as described in the section entitled “Industry Trends” above. These factors, coupled with a prolonged decline in our market capitalization, indicated potential impairment of our goodwill, trademarks and trade names. Additionally, given the current environment, our distribution partners are under increased pressure to reduce their overall costs and could attempt to terminate or renegotiate their agreements with us on more favorable terms to them. These factors indicated that the carrying value of certain of our finite-lived intangible assets, specifically customer relationships, may not be recoverable. As a result, in connection with the preparation of our financial statements for the third quarter of 2008, we performed an interim impairment test of our goodwill, indefinite-lived intangible assets and finite-lived intangible assets. Based on the testing performed, we recorded a non-cash impairment charge of $297 million, of which $210 million related to goodwill, $74 million related to trademarks and trade names and $13 million related to customer relationships (see Note 3 — Impairment of Goodwill and Intangible Assets of the Notes to the Condensed Consolidated Financial Statements). There was no impairment during the nine months ended September 30, 2007. Due to the current economic uncertainty and other factors, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

Interest Expense, Net

Interest expense decreased by $19 million, or 29%, to $47 million for the nine months ended September 30, 2008 from $66 million for the nine months ended September 30, 2007. The decrease in interest expense is primarily due to the repayment of $860 million of intercompany notes payable to Travelport and, to a lesser extent, the assignment of certain notes payable between subsidiaries of Travelport and our subsidiaries to us, both of which occurred in connection with the IPO. This decrease was offset in part by interest expense incurred on the $600 million term loan facility entered into concurrent with the IPO and the corresponding interest rate swaps entered into to hedge a portion of the variable interest payments on the term loan. An increase in interest expense accreted on the tax sharing liability of $2 million and a decrease in capitalized interest of $3 million also partially offset the decrease in interest expense. During the nine months ended

September 30, 2008 and September 30, 2007, $14 million and $8 million of the total interest expense recorded was non-cash, respectively.

(Benefit) Provision for Income Taxes

We recorded a tax benefit of $2 million for the nine months ended September 30, 2008 and a tax provision of $35 million for the nine months ended September 30, 2007. The tax benefit recorded during the nine months ended September 30, 2008 related to certain of our international subsidiaries. The amount of the tax benefit recorded during the nine months ended September 30, 2008 is disproportionate to the amount of pre-tax net loss incurred during the period primarily because we are not able to realize any tax benefits on the goodwill impairment charge recorded during the third quarter of 2008.

The tax provision recorded during the nine months ended September 30, 2007 was primarily due to a valuation allowance established in the third quarter of 2007 against $32 million of foreign net operating loss carryforwards related to portions of our UK business.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 15 — Related Party Transactions of the Notes to Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and borrowings under our $85 million revolving credit facility. At September 30, 2008 and December 31, 2007, our cash and cash equivalents balances were $103 million and $25 million, respectively. We had $47 million and $84 million of availability under our revolving credit facility at September 30, 2008 (reflective of the effective reduction in total availability under our revolving credit facility in September 2008 as described below) and December 31, 2007, respectively. Prior to the IPO, our financing needs were supported by Travelport. We also require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. As of September 30, 2008, substantially all of these letters of credit were issued by Travelport on our behalf under the terms of the separation agreement entered into in connection with the IPO. At September 30, 2008 and December 31, 2007, there were $75 million and $74 million of outstanding letters of credit issued by Travelport on our behalf, respectively.

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

As of September 30, 2008, we had a working capital deficit of $259 million as compared to a deficit of $301 million as of December 31, 2007. This deficit is primarily a result of our merchant business described above. We expect this deficit to increase over time as we continue to grow our merchant business.

We generated positive cash flow from operations for the years ended December 31, 2005 through 2007 and the nine months ended September 30, 2008, despite experiencing net losses. Historically, we have incurred losses due to significant non-cash expenses, such as the impairment of goodwill and intangible assets. We utilize this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash needs. We invest cash flow from operations into our business. Historically, this cash flow has primarily financed the development and expansion of our new technology platform. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

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

In response to the recent uncertainty in the credit and financial markets, in September 2008, we borrowed $26 million under our revolving credit facility. We borrowed to enhance our overall cash position, particularly as we enter into the portion of the year when our cash balances are generally lowest due to the seasonal patterns of our business as described above. These funds will be used for anticipated working capital needs.

Lehman Commercial Paper Inc. (“LCPI”), which filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2008, holds a $12.5 million commitment, or 14.7% percent, of the $85 million available under our revolving credit facility. LCPI did not fund its pro rata share of our borrowing under our revolving credit facility in September 2008. As a result, total availability under our revolving credit facility has effectively been reduced from $85 million to $72.5 million. We do not believe that this reduction in availability will have a material impact on our liquidity or financial position.

We believe that cash flow generated from operations, cash on hand and availability under our revolving credit facility (despite having been effectively reduced) will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if we are not successful in generating sufficient cash flow from operations, we may need to raise additional funds through debt or equity offerings. In the event additional financing is required, our ability to raise third-party debt may be limited by the covenants and restrictions under our credit agreement (see “Financing Arrangements” below) and may require the consent of Travelport pursuant to the terms of our certificate of incorporation. In addition, financing may not be available to us at all or may not be available to us at favorable terms, particularly in the wake of the current credit environment. We may raise additional funds through the issuance of equity securities, which could result in potential dilution of our stockholders’ equity. However, any such issuance may require the consent of Travelport and our other shareholders. Furthermore, if we require letters of credit in excess of the $75 million available under the facility provided by Travelport or letters of credit denominated in foreign currencies and are unable to obtain a replacement facility, we will be required to issue such letters of credit under our revolving credit facility, which will reduce available liquidity.

Cash Flows

Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2008 and September 30, 2007 were as follows:

	Nine Months Ended September 30,
	2008	2007
	(in millions)

Beginning cash and cash equivalents	$25	$18
Cash provided by (used in):
Operating activities	121	65
Investing activities	(42)	(67)
Financing activities	—	25
Effect of changes in exchange rates on cash and cash equivalents	(1)	3

Net increase in cash and cash equivalents	78	26

Ending cash and cash equivalents	$103	$44

Operating Activities

Cash provided by operating activities consists of net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $121 million for the nine months ended September 30, 2008 compared to $65 million for the nine months ended September 30, 2007. This increase was partially due to the timing of the collection of accounts receivable and the payment of accrued merchant payables and accrued expenses. This increase was also attributed to a decrease in cash interest expense in the nine months ended September 30, 2008 due to the repayment of intercompany notes to Travelport in connection with the IPO. These increases were partially offset by the timing and classification of payments made to and received from Travelport during the nine months ended September 30, 2008. Prior to the IPO, payments made to and received from Travelport were included in financing activities, since we were operating under a cash pooling arrangement with Travelport. Following the IPO, these amounts are now included in operating activities. During the nine months ended September 30, 2008, this resulted in an $18 million reduction in operating cash flow. These increases were also offset in part by decreases due to timing of the payment of accounts payable.

Investing Activities

Cash flow used in investing activities decreased $25 million, to $42 million for the nine months ended September 30, 2008 from $67 million for the nine months ended September 30, 2007. The decrease in cash flow used in investing activities is primarily due to the sale of an offline UK travel subsidiary in July 2007. The sale of this subsidiary resulted in a $31 million reduction in cash during the nine months ended September 30, 2007 primarily due to the buyer’s assumption of this subsidiary’s cash balance at the time of sale, partially offset by the cash proceeds we received for the sale of the net assets and liabilities of the subsidiary. This decrease in cash flow used in investing activities is partially offset by an increase in capital expenditures during the nine months ended September 30, 2008.

Financing Activities

Cash flow provided by financing activities decreased $25 million, to almost nil for the nine months ended September 30, 2008 from $25 million for the nine months ended September 30, 2007. This decrease is partially attributed to payments made under the tax sharing agreement with the Founding Airlines during the nine months ended September 30, 2008 as well as the repayment of principal on the $600 million term loan facility. The decrease is also due to the absence of net proceeds received from the IPO and the $600 million term loan entered into concurrent with the IPO, offset in part by repayments of the intercompany notes to

Travelport, a dividend paid to Travelport in connection with the IPO and cash distributed to Travelport in 2007 prior to the IPO. Following our IPO in July 2007, we are no longer required to distribute available cash to Travelport. These decreases are offset in part by borrowings under the $85 million revolving credit facility.

Financing Arrangements

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”). The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR (or an alternative base rate) plus a margin. At September 30, 2008 and December 31, 2007, $594 million and $599 million was outstanding on the Term Loan, respectively, and $26 and $1 million was outstanding on the Revolver, respectively.

As described above, in connection with LCPI filing for bankruptcy protection, total availability under our Revolver has effectively been reduced from $85 million to $72.5 million.

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

The Credit Agreement requires us not to exceed a maximum total leverage ratio and to maintain a minimum fixed charge coverage ratio, each as defined in the Credit Agreement. As of September 30, 2008, we were in compliance with these covenants.

In addition, beginning in the first quarter of 2009, we will be required to make mandatory prepayments on the Term Loan in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement.

As a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. Under the separation agreement entered into at the time of our IPO, we were required to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us. At September 30, 2008 and December 31, 2007, there were $75 million and $74 million of letters of credit issued by Travelport on our behalf, respectively. Under the terms of the separation agreement, as amended, Travelport has agreed to issue letters of credit on our behalf in an aggregate amount not to exceed $75 million through at least March 31, 2009 and thereafter so long as Travelport and its affiliates own at least 50% of our voting stock.

Financial Obligations

Commitments and Contingencies

We and certain of our affiliates are parties to cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes. We believe that we have meritorious defenses and we are vigorously defending against these claims (see Note 10 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

We are party to a breach of contract claim brought by Vanguard Rental USA, Inc. (“Vanguard”) relating to the display of its Alamo Rent a Car and National Car Rental brands on the orbitz.com and cheaptickets.com websites. Although the court granted Vanguard’s motion for preliminary injunction, it has not yet ruled on the merits. We believe that we have meritorious defenses and intend to vigorously defend against these claims (see Note 10 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $1 million and nil for the three months ended September 30, 2008 and September 30, 2007, respectively, and $6 million and nil for the nine months ended September 30, 2008 and September 30, 2007, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of September 30, 2008, we have not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Contractual Obligations

Our contractual obligations as of September 30, 2008 did not materially change from the amounts set forth in our 2007 Annual Report on Form 10-K/A.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At September 30, 2008 and December 31, 2007, there were $3 million of surety bonds outstanding, respectively, and $4 million and $6 million of bank guarantees outstanding, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles in the U.S. requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2007 Annual Report on Form 10-K/A for a discussion of these judgments, estimates and assumptions.

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

Transaction Exposure

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily hedge our foreign currency exposure to the British pound, euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. Substantially all of the forward contracts utilized by us do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result, any fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2008 and December 31, 2007, we had outstanding foreign currency forward contracts with net notional values equivalent to approximately $83 million and $15 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at September 30, 2008 and December 31, 2007 was a net translation loss of $11 million and $2 million, respectively. This loss is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

Our Term Loan and Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $500 million to hedge fluctuations in LIBOR (see Note 13 — Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used September 30, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $8 million at September 30, 2008 compared to $6 million at December 31, 2007. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% change in market rates of interest on interest expense would be almost nil at September 30, 2008.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008.

As a result of the material weaknesses in internal control over financial reporting previously identified and further described below, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of the end of such period.

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

Changes in Internal Control over Financial Reporting

Except for the on-going remediation activities described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

During the three months ended September 30, 2008, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2007 Annual Report on Form 10-K/A or in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008, except as described below.

Litigation Relating to Hotel Occupancy Taxes

In the City of Jacksonville, Florida case, on July 30, 2008, the plaintiff filed a motion for leave to file a first amended complaint. The plaintiff filed this motion to reinitiate the lawsuit based on the decision in the Orange County, Florida case where the District Court of Appeal of Florida for the Fifth District reversed the trial court’s dismissal of the plaintiff’s declaratory judgment action and held that the County did not have to pursue administrative remedies prior to seeking the declaratory judgment in court. The plaintiff’s new complaint alleges that the plaintiff does not need to exhaust administrative remedies.

In the Orange County, Florida case, on August 21, 2008, the defendants filed a Petition to Invoke Discretionary Jurisdiction of the Florida Supreme Court.

In the Atlanta, Georgia case, on September 8, 2008, the Georgia Supreme Court heard oral arguments on the plaintiff’s appeal.

In the Louisville/Jefferson County Metro Government, Kentucky case, on September 30, 2008, the court dismissed with prejudice the plaintiff’s complaint for failure to state a claim. The court ruled that the tax ordinances at issue did not apply to the defendants. In the same order and for the same reasons, the court granted the defendants’ motion to dismiss Lexington-Fayette Urban County, Kentucky’s complaint with prejudice. Lexington-Fayette Urban County had sought to intervene in the underlying case.

Vanguard Car Rental USA Inc. v. Orbitz Worldwide, Inc.

On April 25, 2008, Vanguard Rental USA, Inc. (“Vanguard”) filed an action in the Circuit Court of Cook County (Chancery Division) against the Company based on the Company’s alleged breach of an Amended and Restated Car Charter Associate Agreement dated October 24, 2005 (the “Agreement”). Vanguard claims that the Company breached the Agreement by failing to display its brands, Alamo Rent a Car and National Car Rental, on the first rental car matrix display page on the orbitz.com and cheaptickets.com websites. Vanguard brought claims for breach of contract and injunction, specific performance, interference with expectation of business relationships, violation of the Illinois Deceptive Trade Practices Act, violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act and unfair competition.

On August 5, 2008, the court granted the Company’s motion to dismiss with respect to the following claims: interference with expectation of business relationships, violation of the Illinois Deceptive Trade Practices Act, violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act and unfair competition. On September 10, 2008, the court denied the Company’s motion for a partial summary judgment. Over six days between September 11 and October 1, 2008, the court held a hearing on Vanguard’s motion for a preliminary injunction. On October 28, 2008, the court granted Vanguard’s motion for preliminary injunction. The court’s order requires the Company to display the plaintiff’s brands, Alamo Rent a Car and National Car Rental, and all of their rental car offers on the initial first page matrix on both the orbitz.com and cheaptickets.com websites for all rental car searches on those websites, in a manner no less favorable than was displayed on April 17, 2008. Discovery remains open and a status hearing has been set for January 6, 2009.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in our 2007 Annual Report on Form 10-K/A. The risk factors set forth below should be read in conjunction with the risk factors and other information disclosed in our 2007 Annual Report on Form 10-K/A.

Our results of operations could be materially adversely impacted by macroeconomic factors that are outside of our control.

Many economists are predicting that the U.S. economy, and possibly the global economy, will enter into a prolonged recession as a result of the deterioration in the credit markets and related financial crisis. Both our customers and distribution partners have felt the impact of this downturn. For example, several U.S. airlines have implemented capacity reductions and higher fares in the face of higher fuel prices and slower customer demand, and are under increased pressure to reduce their overall distribution costs. As a result, our distribution partners could attempt to terminate or renegotiate their agreements with us on more favorable terms to them, which could reduce the revenue we generate from those agreements. The weakness in the economy has also eroded consumer confidence which, in turn, could result in changes to consumer spending patterns, including as it relates to the travel products offered on our websites. If consumer demand for travel and the products offered on our websites decreases, our revenues may decline.

If economic conditions do not improve, or worsen, our results of operations could be materially adversely impacted. In addition, a substantial or prolonged material adverse impact on our results of operations could affect our ability to satisfy the financial covenants in our credit agreement, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or the acceleration of the maturity of amounts that are outstanding under our term loan and revolving credit facility.

The global financial crisis may negatively impact liquidity and limit our ability to access the credit markets on attractive or acceptable terms.

The weak and volatile conditions in the global financial markets and financial sector have caused a substantial deterioration in the credit markets which has diminished the availability of funds and increased the cost of raising capital. In response, many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced, and in some cases ceased, funding borrowers. In September 2008, Lehman Commercial Paper Inc., which subsequently filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, failed to honor its commitment to lend up to $12.5 million under our revolving credit facility, effectively reducing the availability under the facility from $85 million to $72.5 million. If any of our other lenders are unable or unwilling to fund their respective commitments, and we are unable to replace these lenders, the amount available to us for borrowings and letters of credit under our revolving credit facility would be further reduced.

As a result, if, in the future, we require more than what is available to us under our revolving credit facility, we cannot be certain that funding would be available to us or on attractive or acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to take advantage of potential business opportunities or respond to competitive pressures, which in turn could have a material adverse impact on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the third quarter of 2008:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs(b)	Plans or Programs(b)

July 1, 2008 to July 31, 2008	—	—	—	—
August 1, 2008 to August 31, 2008	324	$6.35	—	—
September 1, 2008 to September 30, 2008	—	—	—	—

Total	324	$6.35	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

(b)	During the third quarter of 2008, we did not have a publicly announced plan or program for the repurchase of our common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.2		Amended and Restated By-laws of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.3		Amendment to the Amended and Restated By-laws of Orbitz Worldwide, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 5, 2007).
4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
10	.1†	Amendment, effective February 1, 2008, between Amadeus IT Group, S.A. and ebookers Limited.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITZ WORLDWIDE, INC.

Date: November 12, 2008	By: /s/ Steven Barnhart Steven Barnhart President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2008	By: /s/ Marsha C. Williams Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2008	By: /s/ John W. Bosshart John W. Bosshart Vice President of Global Accounting and External Reporting (Principal Accounting Officer)