Form 10-K
period 2008-12-31
Orbitz Worldwide, Inc.
filed 2009-03-11
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2008 was approximately $187 million based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange for such date.

As of March 9, 2009, 83,366,216 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be held on or about June 2, 2009 (the “2009 Proxy Statement”). The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2008.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements. We undertake no obligation to publicly revise any forward-looking statements in this Annual Report on Form 10-K.

The use of the words “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

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

As of December 31, 2008, we had approximately 1,500 full-time employees, more than half of whom were based in the U.S. and the remaining were based primarily in Australia and the U.K. We believe we have a good relationship with our employees. We outsource some of our technology support, development and customer service functions to third parties. Additionally, we utilize independent contractors to supplement our workforce.

History

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

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”). We refer to this acquisition in this Annual Report on Form 10-K as the “Blackstone Acquisition.”

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and Travel

Acquisition Corporation Pty. Ltd. (“HotelClub”) and the related subsidiaries and affiliates of those businesses. On July 25, 2007, we completed an initial public offering (“IPO”) of 34,000,000 shares of our common stock. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “OWW.”

At December 31, 2008 and December 31, 2007, there were 83,345,437 and 83,107,909 shares of our common stock outstanding, respectively, of which approximately 58% and 59% were beneficially owned by Travelport and investment funds that own and/or control Travelport’s ultimate parent company, respectively.

Brand Portfolio

Our brand portfolio is comprised of Orbitz, CheapTickets, the Away Network, Orbitz for Business, ebookers, HotelClub and RatesToGo.

Orbitz

Orbitz.com (http://www.orbitz.com) is one of the leading online travel websites in the U.S. Orbitz is a full-service online travel company that offers customers the ability to book an array of travel products and services from numerous suppliers on a stand-alone basis or as part of a dynamic vacation package. These travel products and services include airline tickets, hotel rooms, car rentals, cruises, travel insurance and destination services. Dynamic vacation packages are vacation packages that include different combinations of travel products. Orbitz allows customers to search based on their preferences and then provides a comprehensive display of travel choices for any given destination. Search results are presented in our easy-to-use Matrix display that enables customers to select the price and supplier that best meet their individual travel needs.

Orbitz.com has an innovative customer care platform known as OrbitzTLC. OrbitzTLC offers an array of proactive care services, including OrbitzTLC Alerts and OrbitzTLC Traveler Update. Through OrbitzTLC Alerts, we send customers real-time information regarding their travel plans, including flight delays and cancellations, gate changes or other travel disturbances. Through OrbitzTLC Traveler Update, we combine official data feeds from the Transportation Security Administration, weather.com and Yahoo!®Traffic with tips and real-time insights from an online community of travelers to provide information about airport security wait times, traffic and parking, taxi lines and more.

In 2008, we launched Orbitz Price AssuranceSM. Through Orbitz Price Assurance, if the price drops for an airline ticket booked on Orbitz.com and another customer subsequently books the same airline ticket on Orbitz.com for a lower price, we will automatically send the customer a cash refund for the difference in fare up to $250.

CheapTickets

Our CheapTickets.com website (http://www.cheaptickets.com) is a leading U.S. travel website that focuses on value-conscious customers. CheapTickets offers the ability to book an array of travel products on a stand-alone basis or as part of a dynamic vacation package, including airline tickets, hotel rooms, car rentals, cruises, travel insurance and destination services. CheapTickets also offers value-oriented promotions such as Cheap of the Week and Off-Season Deals. Cheap of the Week utilizes promotion codes that allow customers to receive further discounts on dynamic vacation packages. Off-Season Deals consists of a comprehensive review of pricing data for hotels available on CheapTickets. Our customers receive a quarterly report on when they can travel to key destinations at the lowest prices.

Away Network

The Away Network is a series of travel content websites that includes Away.com (http://www.away.com), GORPTravel.com (http://www.gorptravel.com), and GORP.com (http://www.gorp.com). The Away Network also hosts, maintains and develops outsideonline.com, pursuant to an agreement with Mariah Media, Inc., the publishers of Outside magazine. This network of websites specializes in providing travel content for travelers seeking information for thematic and experiential travel such as adventure, family or romance trips. These websites serve as a resource for passionate travelers who want to “experience something different.” Supported by advertising sales and sponsorships, the Away Network provides a blend of professionally-edited and consumer-driven reviews, articles, features and micro-sites. These websites also provide search capabilities for users who want to find travel choices online as well as contact information for a number of leading tour operators.

Orbitz for Business

Our OrbitzforBusiness.com website (http://www.orbitzforbusiness.com) offers international corporate travel services and call center support to a broad array of organizations, ranging from small businesses to Fortune 500 companies. For individuals and smaller companies, our Orbitz for Business self-managed product offers savings through lower transaction fees and negotiated business hotel rates. For larger companies with many travelers, our Orbitz for Business product offers full-service online corporate travel as well as managed travel program management services.

ebookers

ebookers offers customers the ability to book an array of travel products and services through our U.K.-based website, ebookers.com (http://www.ebookers.com), as well as through our websites in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, the Netherlands, Norway, Spain, Sweden and Switzerland. Customers can book travel products and services on a stand-alone basis or as part of a dynamic vacation package, including airline tickets, hotel rooms, car rentals and travel insurance. In addition to the ebookers websites, customers may also book travel through our call centers.

HotelClub and RatesToGo

HotelClub.com (http://www.hotelclub.com), Accomline.com (http://www.accomline.com) and Asia-hotels.com (http://www.asiahotels.com) are hotel-only websites that offer customers the opportunity to book hotel reservations in over 120 countries. Our RatesToGo.com website (http://www.ratestogo.com) offers customers the opportunity to book hotel reservations at last-minute discounts up to four weeks in advance. On this website, customers can book reservations for hotels in over 80 countries. HotelClub, Accomline and RatesToGo offer services on their websites in fifteen languages, including Simplified Chinese, Traditional Chinese, Dutch, English, French, German, Italian, Japanese, Korean, Polish, Portuguese, Russian, Spanish, Swedish and Thai.

Other Businesses

White Label and Hosting Businesses

We license our technology and business services to third-party partners and offer them access to our travel content through our white label business. Using our technology platform, these partners are able to operate websites under their own brands. Our white label business helps power the dynamic package products available on websites such as Yahoo!® and MSN.com, as well as a number of airline and hotel websites. We earn revenue from our white label business through revenue sharing arrangements for the travel booked on these third-party websites.

We also host and manage websites on behalf of third-party partners through our hosting products. We manage portions of American Airlines’ and Northwest Airlines’ websites. We earn revenue from our hosting business through license or fee arrangements.

Partner Marketing

Through our partner marketing programs, we generate advertising revenue by providing our partners direct access to our customer base through a combination of display advertising, performance-based advertising and other marketing programs. Our advertising partners include travel companies, convention and visitor bureaus, credit card partners, media, packaged goods and other non-travel advertisers.

Retail and Merchant Models

Retail Model

Our retail model provides customers the ability to book air, hotel, cruise and car rental reservations. Air transactions comprise the majority of this business. Through our retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. We also charge our customers a service fee for booking the travel reservation. Generally, our net revenue per transaction is lower under the retail model compared to the merchant model described below. However, due to the high volume of air reservations booked under the retail model, it contributes substantially to our overall gross bookings and net revenue. We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and when there are no further obligations on our part to perform. In this model, we do not take on credit risk with travelers; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and we have no discretion in the selection of the service supplier.

Merchant Model

Our merchant model primarily provides customers the ability to book air, hotel, destination services reservations and dynamic vacation packages. Hotel transactions comprise the majority of this business. Through our merchant model, we provide customers the ability to book the travel reservation, and we contract with various suppliers that provide the travel products needed to fulfill the reservation. We generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. We also charge our customers a service fee for booking the travel reservation. Generally, our net revenue per transaction is higher under the merchant model compared to the retail model due to our negotiation of net rates with suppliers. Customers generally pay us for reservations at the time of booking, which is in advance of their travel. We pay our suppliers at some later date, which is generally after the customer uses the reservation. Initially, we record these customer receipts as deferred income and accrued merchant payables. We recognize net revenue when customers use the reservation, and we pay our suppliers once we have received an invoice, which generally ranges from one to sixty days after customers use the reservation. The timing difference between the cash collected from our customers and payments to our suppliers impacts our operating cash flows and represents a source of liquidity for us. In this model, we do not take on credit risk with travelers, however we are subject to fraud risk; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room, or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer is responsible for the selection of the service supplier.

When customers assemble a dynamic vacation package, we may offer the customer the ability to book a mix of travel products that use both the retail model and the merchant model. The use of products under the merchant model allows us to make certain products available to our customers at prices that are generally lower than booking each travel product separately. Our net revenue per transaction is generally higher for dynamic vacation packages than for stand-alone travel products.

Supplier Relationships and Global Distribution Systems

Supplier Relationships

We have teams that manage relationships and negotiate agreements with our suppliers. These agreements generally cover access to the supplier’s travel inventory as well as payment for our services. Our teams cover air, hotel, car rental, cruise, travel insurance and destination services suppliers. Our teams focus on relationship management, supplier-sponsored promotions and contract negotiations covering our retail, merchant and corporate businesses.

The global hotel supply team is responsible for negotiating agreements that provide us access to the inventory of independent hotels, chains and hotel management companies. As part of our efforts to grow our dynamic packaging and hotel net revenue, we have significantly increased the number of hotel market managers on our global hotel supply team, particularly in Europe and Asia Pacific. With these additional resources in place, we have signed a substantial number of new direct hotel contracts, and we anticipate realizing the benefits of these direct relationships.

Global Distribution Systems

Global distribution systems (“GDSs”) provide us access to a comprehensive set of supplier content through a single source. Suppliers, such as airlines and hotels, utilize GDSs to connect their product and service offerings with travel providers, who in turn make these products and services available to travelers for booking. Certain of our businesses utilize GDS services provided by Galileo, Worldspan and Amadeus. Under GDS service agreements, we receive revenue in the form of an incentive payment for each segment that is processed through a GDS.

Galileo and Worldspan are subsidiaries of Travelport, and we have an agreement with Travelport that covers the GDS services provided by both Galileo and Worldspan. This agreement contains volume requirements for the number of segments that we must process through Galileo and Worldspan and requires us to make shortfall payments if we do not process the required minimum number of segments for a given year. As a result, a significant portion of our GDS services are provided by Travelport GDSs. For the year ended December 31, 2008, we recognized $108 million of incentive revenue for segments processed through Galileo and Worldspan, which accounted for more than 10% of our total net revenue.

Operations and Technology

Systems Infrastructure and Web and Database Servers

We use SAVVIS colocation services in the U.S. to host our systems infrastructure and web and database servers for our Orbitz, CheapTickets, the Away Network and Orbitz for Business brands as well as our ebookers brands. The majority of our hardware and other equipment for operating our business is located at the SAVVIS facility. SAVVIS provides data center management services as well as emergency hands-on support. In addition, we have our own dedicated staff on-site at the facility. If SAVVIS was unable, for any reason, to support our primary web hosting facility, we have a secondary facility through Verizon Business, which is also located in the U.S.

We use British Telecom services in the U.K. to host our systems infrastructure and web and database servers for ebookers legacy systems and for HotelClub and RatesToGo. The arrangement with British Telecom is similar to the arrangement described above with SAVVIS.

Under a transition services agreement entered into at the time of our IPO, Travelport also provides us colocation services in its data centers located in the U.S. and U.K. We are actively migrating from the Travelport data centers to the SAVVIS and British Telecom data centers. We anticipate completion of this migration by the end of the first quarter of 2009, thus eliminating our dependency on Travelport for these services (see Note 18 — Related Party Transactions of the Notes to Consolidated Financial Statements).

Systems Platform

Our systems platform enables us to deconstruct the segment feeds from our GDS partners for air flight searches and then reassemble these segments for cost-effective and flexible multi-leg itineraries. We also have the ability to connect to and book air travel directly on certain airlines’ internal reservation systems through our supplier link technology. Our easy-to-use Matrix display allows customers to simultaneously view these various travel options so that they can select the price and supplier that best meet their individual travel needs. In addition, our dynamic packaging technology enables travelers to view multiple combinations of airlines, hotels and other travel products and allows them to assemble a customized vacation package that is generally more flexible and less expensive than booking each travel product separately.

We are in the process of developing and implementing our new technology platform. Our new platform currently supports our brand portfolio in Europe. In 2007, we launched the new platform for our ebookers brand in the U.K. and Ireland, and in 2008, we launched our remaining ebookers websites onto the platform.

We have technology operations teams dedicated to ensuring that our websites operate efficiently. These teams monitor our websites as well as the performance and availability of our third party service providers. In addition, they coordinate major releases of new functionality on our websites as well as the development and implementation of our new technology platform.

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

Marketing

We utilize a combination of online and traditional offline marketing. Our sales and marketing efforts primarily focus on increasing brand awareness and driving visitors to our websites. Our long-term success will depend on our ability to continue to increase the overall number of booked transactions in a cost-effective manner.

We use various forms of online marketing to drive traffic to our websites, including search engine marketing, display advertising, affiliate programs and email marketing. We also generate traffic and transactions from certain meta-search travel websites. We are actively pursuing tactics to optimize the results of our online marketing efforts by increasing the value from existing traffic and by acquiring additional traffic that is more targeted and cost effective. These tactics include pay-per-click optimization and search engine optimization initiatives, loyalty programs and email marketing that target customers with specific offers that correspond to their particular interests. We also use traditional broadcast advertising to focus on brand differentiation and to emphasize certain distinct features of our businesses that we believe are valuable to our customers.

We also have a dedicated marketing team that focuses on generating leads and building relationships with corporate travel managers. Our sales team includes experienced corporate travel managers and is qualified to assist corporations in choosing between the variety of corporate booking products that are offered under our Orbitz for Business brand.

Intellectual Property

We regard our technology and other intellectual property, including our brands, as a critical part of our business. We protect our intellectual property rights through a combination of copyright, trademark and patent laws and trade secret and confidentiality procedures. We have a number of trademarks, service marks and trade names that are registered or for which we have pending registration applications or common law rights. These include Orbitz, Orbitz Matrix, Flex Search, OrbitzTLC, OrbitzTLC Mobile Access, the Orbitz design and the stylized “O.” We have four issued U.S. patents. Two of these patents relate to a system and method for receiving and loading fare and schedule data that allows us to search for fares and book air segments. These patents are scheduled to expire on November 10, 2024 and April 1, 2022, respectively. The third patent relates to a method of searching for travel products from multiple suppliers and creating vacation packages. This patent is scheduled to expire on April 18, 2020. The fourth patent relates to a method for gathering and analyzing data related to travel conditions and generating and sending a message explaining the travel conditions to one or more travelers. This patent is scheduled to expire on May 10, 2023. In addition, we have 17 pending patent applications in the U.S. Through these patent applications, we are seeking patent rights in several areas of our online travel services technology. These areas include technology related to our process for searching using multiple data providers, our process for synchronizing passenger name and record data, our supplier link and related booking technology, our system for searching for itineraries based on flexible travel dates, and our Deal Detector functionality.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement by us of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, we may have to initiate lawsuits in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could consume a significant amount of financial resources or management time. It could also invalidate or impair our intellectual rights, or result in significant damages or onerous license terms and restrictions for us. We may even lose our right to use certain intellectual property or business processes. These outcomes could materially harm our business. See Item 3, “Legal Proceedings.”

At the time of our IPO, we entered into a Master License Agreement with Travelport, which gives Travelport licenses to use certain of our intellectual property going forward, including:

•	our supplier link technology;

•	portions of ebookers’ booking, search and dynamic packaging technologies;

•	certain of our products and online booking tools for corporate travel;

•	portions of our white label dynamic packaging technology; and

•	our extranet supplier connectivity functionality currently being implemented as part of our new technology platform.

The Master License Agreement granted us the right to use a corporate online booking product that Travelport was developing at the time we entered into the agreement. The development of this product is now complete, and we have entered into a value added reseller license with Travelport for this product.

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

Information about Segments and Geographic Areas

We operate and manage our business as a single operating segment. For geographic related information, see Note 20 — Segment Information of the Notes to Consolidated Financial Statements.

Industry Conditions

General

The worldwide travel industry is a large and dynamic industry that has been characterized by rapid and significant change. The economic and industry outlook deteriorated significantly for the fourth quarter of 2008 and into 2009, as the global economy is experiencing a prolonged recession. The weakening economy has caused unemployment rates to rise and lowered consumer confidence which, in turn, has resulted in changes to consumer spending patterns, including reduced spending on discretionary items, such as travel. This has resulted in reduced growth rates for both domestic and international online travel bookings.

We believe that the rate of growth of online travel bookings in the domestic market has also reduced due to the maturing of this market. Much of the initial rapid growth experienced in the online travel industry was driven by consumers shifting from purchasing travel through traditional offline channels to purchasing travel through online channels. Accordingly, we believe that growth rates in the domestic online travel market may more closely follow the growth rates of the overall travel industry. Internationally, the online travel industry continues to benefit from rapidly increasing Internet usage and growing acceptance of online booking. We expect international growth rates for the online travel industry to continue to outpace growth rates of the overall travel industry. As a result, we believe there are opportunities for online travel companies (“OTCs”) to generate a larger percentage of their growth from outside of the U.S. However, competitive pressures combined with the weakening global economy have reduced and may continue to reduce international growth rates.

Competition

The general market for travel products and services is intensely competitive. In the online travel industry, certain competitors, such as travel research and meta-search companies, face low barriers of entry and can launch new websites at a relatively low cost. Numerous Internet companies greatly influence the competitive environment as well. Search and meta-search sites are capable of sending customers to the websites of suppliers and our direct competitors. Search engines include websites such as AOL, Google, MSN and Yahoo!, while meta-search sites primarily include Farecast, Kayak, SideStep and Yahoo!FareChase.

Our current competitors include online travel companies, traditional offline leisure travel companies, suppliers and travel research companies. In addition, we compete internationally with smaller regional operators. The companies that we compete with include the following:

•	Among online travel companies, our major competitors primarily include expedia.com, hotels.com, hotwire.com and venere.com, which are owned by Expedia, Inc.; travelocity.com and lastminute.com, which are owned by Sabre Holdings Corporation; and priceline.com and bookings.com, which are owned by priceline.com Incorporated.

•	In the offline travel company category, our largest competitors include companies such as Liberty Travel, Inc., American Express Travel Related Services Company, Inc., Thomas Cook and Tui Travel.

•	We compete with suppliers, such as airlines, hotel and rental car companies, many of which have their own branded websites and toll-free numbers through which they generate business.

•	We also compete with travel research companies such as Trip Advisor and Travelzoo. Travel research companies offer social networks on their websites through which consumers can access content such as user-generated travel reviews. Travel research companies are also capable of sending customers to the websites of suppliers and our direct competitors.

Suppliers have been steadily focusing on increasing distribution of their services through their own websites in lieu of using third parties like us. Suppliers who sell on their own websites typically do not charge a booking or service fee, and, in some instances, offer advantages such as their own bonus miles or loyalty points, which may make their offerings more attractive than our offerings to some consumers.

Factors affecting our competitive success include price, availability of travel products, ability to package travel products across multiple suppliers, brand recognition, customer service and customer care, fees charged to travelers, ease of use, accessibility and reliability.

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

Company Strategy

Economic and industry conditions significantly impacted our performance during the fourth quarter of 2008 and have created uncertainty for the entire travel industry going forward into 2009. In light of this uncertainty, we are currently re-evaluating our long-term strategy. In the short-term, we are focused on:

•	Improving our operating efficiency. We believe we will be in a better position to manage through the current environment if we improve our operating efficiencies by making sustainable reductions in our cost structure. We have already taken steps to reduce our cost structure. In the fourth quarter of 2008 and the first quarter of 2009, we reduced our global workforce, our use of outside contractors and other operating costs. We expect to realize approximately $40 to $45 million of annualized cash savings from these actions.

We also expect to realize operating efficiencies going forward as a result of implementing a common technology platform for our ebookers websites. We believe this platform will improve our operating efficiencies through back office automation and by centralizing certain business functions such as customer service, fulfillment and accounting.

We may continue to take additional measures going forward to further reduce our cost structure, as deemed necessary.

•	Simplifying the way we do business. We are also focused on simplifying our business, primarily with respect to our technology. We believe that if we simplify the code of our technology platform, we will be able to develop new functionality on our websites more efficiently and with fewer resources.

•	Continuing to innovate. We also believe that we can better manage through the current environment if we develop new, innovative functionality on our websites, such as Orbitz Price Assurance. At the same time, we are focused on reducing development timelines and costs.

We believe this short term strategy will better position us to manage through this challenging environment, until such time as economic and industry conditions improve and we redefine our long term strategy.

Company Website and Public Filings

We maintain a corporate website at http://corp.orbitz.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or other reports we file with or furnish to the Securities and Exchange Commission (“SEC”). Our filings with the SEC are provided to the public on our Investor Relations website, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Other information regarding our corporate governance, such as our code of conduct, governance guidelines and charters for our board committees, is also available on our Investor Relations website (http://www.orbitz-ir.com). In addition, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at http://www.sec.gov.

We also use our Investor Relations website (http://www.orbitz-ir.com) to make information available to our investors and the public. Investors and other interested persons can sign up to receive email alerts whenever we post new information to the website.

Item 1A.	Risk Factors.

Our results of operations and financial condition could be materially adversely impacted by the economic downturn and our level of indebtedness increases our sensitivity to this risk.

The global economy is experiencing a severe and prolonged recession as a result of the deterioration in the capital markets and related financial crisis. Both our customers and suppliers have felt the impact of this downturn. For example, several U.S. airlines have implemented capacity reductions and higher air fares in the face of slowing customer demand and are under increased pressure to reduce their overall distribution costs. As a result, our suppliers could attempt to terminate or renegotiate their agreements with us on more favorable terms to them, which could reduce the revenue we generate from those agreements. The weakness in the economy has also negatively impacted consumer spending patterns, including as it relates to the travel products offered on our websites. If consumer demand for travel and the products offered on our websites continues to decrease, our revenues may decline.

If economic conditions do not improve, or worsen, our results of operations and financial condition could be materially adversely impacted. In addition, a substantial or prolonged material adverse impact on our results of operations and financial condition could affect our ability to satisfy the financial covenants in our senior secured credit agreement, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or the acceleration of the maturity of amounts that are outstanding under our term loan and revolving credit facility. The cost of our obtaining an amendment or waiver could be significant, and could substantially increase our cost of borrowing over the remaining term of our senior secured credit agreement. Further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our term loan and revolving credit facility would become immediately due and payable.

Our liquidity has been, and may continue to be, negatively impacted.

The weak and volatile conditions in the global financial markets and financial sector have caused a substantial deterioration in the capital markets which has diminished the availability of funds and increased the cost of raising capital. In response, many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced, and in some cases ceased, funding borrowers. We have already experienced the negative effects of this deterioration on our liquidity. Specifically, the bankruptcy filing by Lehman Commercial Paper Inc., which held a $12.5 million commitment under our revolving credit facility, effectively reduced the total availability under our revolving credit facility from $85 million to $72.5 million. If any of our other lenders are unable or unwilling to fund their respective commitments, and we are unable to replace these lenders, the amount available to us for borrowings and letters of credit under our revolving credit facility would be further reduced.

In the future, we may require more liquidity than is available to us under our revolving credit facility as a result of changes in our business model, changes to payment terms or other supplier-imposed requirements, lower than anticipated operating cash flows or other unanticipated events, such as unfavorable outcomes in our legal proceedings. For example, the liquidity provided by cash flows from our merchant model bookings could be negatively impacted if our suppliers, including credit card processors and hotels, changed their payment terms or imposed other requirements on us, such as requiring us to provide letters of credit or to establish cash reserves, or if our merchant model bookings declined as a result of current economic conditions or other factors.

If in the future, we require more liquidity than is available to us under our revolving credit facility, we cannot be certain that funding would be available to us at all or on attractive or acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to take advantage of potential business opportunities or respond to competitive pressures, which in turn could have a material adverse impact on our results of operations and liquidity.

Our business and results of operations could be adversely affected if the financial condition of one or more of our major suppliers, including airlines and car rental companies, deteriorates or restructures its operations.

In the past several years, several major U.S. airlines have either filed for bankruptcy protection under the United States Bankruptcy Code, recently exited bankruptcy or discussed publicly the risks of bankruptcy. In addition, the economic downturn has severely impacted the automobile industry, including car rental companies, as illustrated by the Chapter 11 bankruptcy filing by Advantage Rent A Car in December 2008.

We depend on a relatively small number of airlines for a significant portion of our net revenue. In addition, although the net revenue we generate from car rental reservations is significantly smaller than our net revenue from air transactions, our car net revenues are derived from a relatively small number of car rental companies. As a result of this dependence, our business and results of operations could be adversely affected if the financial condition of one or more of the major airlines or car rental companies were to deteriorate or in the event of supplier consolidation in either of these industries. Potential bankruptcies and consolidation in our suppliers’ industries could result in capacity reductions and increased prices, which may in turn have a negative impact on demand for travel products.

The travel industry is highly competitive, and we may not be able to effectively compete in the future.

We operate in the highly competitive travel industry. Our success depends, in large part, upon our ability to compete effectively against numerous competitors, including other online travel companies, meta-search companies, travel research companies, suppliers and online Internet companies, several of which have significantly greater financial, marketing, personnel and other resources than we have. Factors affecting our competitive success include price, availability of travel products, ability to package travel products across multiple suppliers, brand recognition, customer service and customer care, service fees, ease of use, accessibility and reliability. If we are not able to compete effectively against our competitors, our business and results of operations may be adversely affected.

In particular, our results of operations would be negatively impacted if competitive dynamics in the industry caused us to reduce or eliminate the service fees we charge our customers. We charge a service fee on many of our websites, and in exchange, provide our customers the ability to book their travel reservation and access to various services, including our OrbitzTLC customer care platform and Orbitz Price Assurance. During 2008, certain online travel companies reduced or eliminated booking fees on retail airline tickets and hotel rooms, which has created uncertainty around the sustainability of booking fees. In addition, suppliers have increasingly focused on distributing their products through their own websites, which typically do not charge a booking or service fee, and search and meta-search sites are growing in popularity and may drive more traffic directly to the websites of suppliers or competitors that charge lower or no fees. Although some of our primary competitors also charge booking or service fees, we believe our business and results of operations would be more adversely impacted, relative to certain of our competitors, if competitive dynamics caused us to reduce or eliminate these fees. If, as a result of the limitations contained in our GDS service agreement or otherwise, we are unable to implement certain changes to our business in an effort to absorb the impact of the reduction or elimination of these fees or are unable to increase revenue from other sources, our business, financial condition and results of operations would suffer.

Our revenue is derived from the travel industry and a prolonged substantial decrease in travel volume, particularly air travel, as well as other industry trends, could adversely affect our business, financial condition and results of operations.

Our revenue is derived from the worldwide travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel volume, and is therefore significantly impacted by declines in or disruptions to travel in the U.S., Europe and the Asia Pacific region, which are our key regions, due to factors entirely outside of our control. These factors include:

•	general economic conditions, particularly the current economic downturn which has caused a decline in travel volume;

•	global security issues, political instability, acts or threats of terrorism, hostilities or war and other political issues that could adversely affect travel volume in our key regions;

•	epidemics or pandemics;

•	natural disasters, such as hurricanes and earthquakes;

•	the financial condition of suppliers, including the airline and hotel industry, and the impact of their financial condition on the cost and availability of air travel and hotel rooms;

•	changes to regulations governing the airline and travel industry;

•	fuel prices;

•	work stoppages or labor unrest at any of the major airlines or airports;

•	increased airport security that could reduce the convenience of air travel;

•	travelers’ perceptions of the occurrence of travel related accidents or the scope, severity and timing of the other factors described above; and

•	changes in occupancy and room rates achieved by hotels.

If there is a prolonged substantial decrease in travel volumes, particularly air travel and hotel stays, for these or any other reasons, it would have an adverse impact on our business, financial condition and results of operations.

We carry significant goodwill and indefinite-lived intangible assets on our consolidated balance sheet, and if a future impairment were to occur based on a decline in our stock price, projected results of operations, cash flows from operations or otherwise, we may be required to record a significant charge against earnings.

During the year ended December 31, 2008, in response to changes in the economic environment and the prolonged decline in our market capitalization, we recorded a non-cash impairment charge of $210 million related to our goodwill and $74 million related to our indefinite-lived intangible assets. As of December 31, 2008, after giving effect to this impairment charge, we had goodwill and indefinite-lived intangible assets of $1,181 million, which represented approximately 74% of our total consolidated assets. Under generally accepted accounting principles, goodwill and indefinite-lived intangible assets must be tested for impairment annually or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill or indefinite-lived intangible assets may be impaired include a prolonged decline in our stock price and market capitalization, lower than projected operating results and cash flows and slower growth rates in our industry. Due to the current economic uncertainty and other factors, we cannot predict whether our goodwill and indefinite-lived intangible assets will be further impaired in future periods or whether a significant charge against our earnings may be required, which could be higher than the charge recorded during fiscal year 2008. If we are required to record an impairment charge for our goodwill and indefinite-lived intangible assets in the future, this would adversely impact our results of operations.

We have a significant amount of indebtedness, which could limit the manner in which we operate our business.

As of December 31, 2008, we had approximately $614 million of outstanding debt under our senior secured credit agreement. Our substantial level of indebtedness could have important consequences to us, including the following:

•	it may impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	it requires us to use a portion of our cash flows from operations to make debt service payments, which reduces the funds available to us for other purposes such as potential acquisitions and capital expenditures;

•	because we have a higher level of indebtedness than some of our competitors, it puts us at a competitive disadvantage and reduces our flexibility in planning for, or responding to, changing conditions in the economy or our industry, including increased competition; and

•	it may make us more vulnerable to general economic downturns and adverse developments in our business.

The credit agreement requires us to maintain a minimum fixed charge coverage ratio and to not exceed a maximum total leverage ratio, which declines over the term of the agreement. If we fail to comply with these covenants and we are unable to obtain a waiver or amendment, our lenders could accelerate the maturity of all amounts outstanding under our term loan and revolving credit facility and could proceed against the collateral securing this indebtedness. Furthermore, if this were to occur, there is no assurance that alternative financing would be available to us at all or at favorable terms, particularly in the wake of the current economic environment.

In addition, restrictive covenants in our credit agreement specifically limit our ability to, among other things:

•	incur additional indebtedness or enter into guarantees;

•	enter into sale or leaseback transactions;

•	make new investments, loans or acquisitions;

•	sell our assets;

•	engage in mergers, consolidations, liquidations or dissolutions; and

•	engage in transactions with affiliates.

As a result, we may operate our business differently than if we were not subject to these covenants and restrictions.

We rely on Travelport to issue letters of credit on our behalf under its credit facility.

As of December 31, 2008, approximately $67 million of letters of credit were issued by Travelport on our behalf. Under the terms of the Separation Agreement, as amended, Travelport has agreed to continue to issue and renew letters of credit on our behalf through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined therein) own at least 50% of our voting stock. Although Travelport is obligated to issue letters of credit on our behalf, this obligation is subject to certain conditions, including a $75 million limitation on the aggregate amount of letters of credit that Travelport is required to issue on our behalf at any given point in time. If we do not have a separate letter of credit facility in place if or when Travelport is no longer obligated to issue letters of credit on our behalf, or if we exceed the $75 million limitation or if we require letters of credit denominated in foreign currencies, we would be required to issue letters of credit under our revolving credit facility, which could significantly reduce our borrowing capacity under our revolving credit facility. If letters of credit were issued under our revolving credit facility, our ability to borrow amounts to fund our working capital and other needs could be severely limited.

Certain of our international subsidiaries have a history of significant operating losses, and our inability to improve their scale and profitability could adversely affect our business and results of operations.

We have historically incurred significant operating losses at our European subsidiaries and may continue to experience operating losses in the future, particularly since we expect to continue to incur significant marketing and other expenses in order to grow our international business. As a result, we have made, and may continue to make, significant investments in their operations by using a portion of the cash flow generated from our domestic operations or making additional borrowings under our revolving credit facility. There can be no assurance that our European subsidiaries will be profitable in the future or that any profits generated by them will be sufficient to recover our investment in them.

The profitability of our European business depends to a large extent on the scale of its operation. If we fail to achieve the desired scale, we may not be able to effectively compete in the European marketplace and our business and results of operations may be adversely affected.

Our international operations are subject to additional risks not encountered when doing business in the U.S., including foreign exchange risk, and our exposure to these risks will increase as we expand our international operations.

Our international operations involve risks that may not exist when doing business in the U.S. With employees in approximately 20 countries outside the U.S., we generated 21% of our net revenue for the year ended December 31, 2008 from our international operations. In order to achieve widespread acceptance in each country we enter, we must tailor our services to the unique customs and cultures of that country. Learning the customs and cultures of various countries, particularly with respect to travel patterns and practices, is a difficult task and our failure to do so could slow our growth in international markets.

In addition, we are subject to certain risks as a result of having international operations and from having operations in multiple countries generally, including:

•	difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management systems infrastructure in various countries;

•	differences and unexpected changes in regulatory requirements and exposure to local economic conditions;

•	increased risk of piracy and limits on our ability to enforce our intellectual property rights;

•	preference of local populations for local providers;

•	restrictions on the repatriation of non-U.S. investments and earnings back to the U.S., including withholding taxes imposed by certain foreign jurisdictions;

•	diminished ability to legally enforce our contractual rights; and

•	currency exchange rate fluctuations.

To the extent we are not able to effectively mitigate or eliminate these risks, our results of operations could be adversely affected.

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

Our ability to attract, train and retain executives and other qualified employees is critical to our results of operations and future growth.

We depend substantially on the continued services and performance of our key executives, senior management and skilled personnel, particularly our professionals with experience in our industry and our information technology and systems. Any of these individuals may chose to terminate their employment with us at any time. The specialized skills we require can be difficult and time-consuming to acquire and, as a result, these skills are often in short supply. Our recent reductions in workforce, our failure to meet threshold performance targets required to pay employee bonuses and the implementation of a Company-wide salary freeze may also negatively impact our ability to attract, hire and retain skilled personnel. A lengthy period of time may be required to hire and train replacement personnel when skilled personnel depart the Company. Our inability to hire, train and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations or prospects for future growth.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservations, communications, procurement and administrative systems. Certain of our businesses also utilize third-party fare search solutions and GDSs or other technologies. As our operations grow in both size and scope, we must continuously improve and upgrade our systems and infrastructure to offer our customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving industry standards while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings and the changing demands of the marketplace. In particular, expanding our systems and infrastructure to meet any potential increases in business volume will require us to commit substantial financial, operational and technical resources before those increases materialize, with no assurance that they actually will. Furthermore, our use of this technology could be challenged by claims that we have infringed upon the patents, copyrights or other intellectual property rights of others.

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

Further, we currently utilize GDSs, including Worldspan, Galileo and Amadeus, to process a significant portion of our bookings, and any interruption or deterioration in our GDS partners’ products or services could prevent us from searching and booking airline and car rental reservations, which would have a material adverse effect on our business.

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

Our inability to maintain and improve our information technology systems and infrastructure may result in system interruptions. System interruptions and slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity may prevent us from efficiently providing services to our customers, which could result in our losing customers and revenue or incurring liabilities. In addition to the risks associated with inadequate maintenance or upgrading, our information technologies and systems are vulnerable to damage or interruption from various causes, including:

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

We do not have backup systems for certain critical aspects of our operations. For example, if we were unable to connect to certain third-party systems, such as GDSs, due to failure of our systems, our ability to process bookings could be significantly or completely impaired. Many other systems are not fully redundant, and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption in our technologies or systems could significantly curtail our ability to conduct our businesses and generate revenue.

We depend on our supplier relationships and adverse changes in these relationships or our inability to enter into new relationships could negatively affect our access to travel offerings and reduce our revenue.

In addition to airlines, we rely significantly on our relationships with hotel and other suppliers. Adverse changes in any of these relationships, or the inability to enter into new relationships, could negatively impact the availability and competitiveness of travel products offered on our websites. Our arrangements with suppliers may not remain in effect on current or similar terms, and the net impact of future pricing options may adversely impact our revenue. In addition, suppliers are increasingly focused on driving online demand to their own websites. Suppliers typically do not charge a service fee for booking products on their own websites, and as a result, their travel offerings may be more attractive to consumers.

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

In addition, we currently depend on one of Travelport’s businesses, Gulliver’s Travel Associates, or GTA, for access to hotel inventory in certain international regions while we work to increase our own direct relationships with hotel suppliers in these regions. If we are unable to successfully establish direct relationships with hotel suppliers or to replace our access to hotel inventory currently provided by GTA in a timely manner or on comparable terms, we may not be able to operate our business effectively, and our financial performance may suffer.

Our arrangements with the airlines generally do not require the airlines to provide any specific quantity of airline tickets or to make tickets available for any particular route or at any particular price. In addition, certain of the airlines may terminate their agreements with us for any reason or no reason prior to the scheduled expiration date upon thirty days’ prior notice. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, financial condition and results of operations.

Our relationships with the airlines may be impacted by developments in the airline industry, such as increasing consolidation or shifts in market share from full-service to low-cost carriers. In October 2008, Delta Air Lines, Inc. merged with Northwest Airlines, Inc. to become the world’s largest airline, and there have been reports about potential merger discussions among certain of the remaining major U.S. airlines. In addition, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue. Some low-cost carriers, such as Southwest Airlines, have not historically distributed their tickets through us or other third-party intermediaries. Because our GDS service agreement with Travelport limits our ability to modify our existing agreements with the airlines or to enter into new, direct distribution arrangements, we may have limited flexibility to respond to developments in the airline industry, and we may be forced to forgo new partnering opportunities. See “We are dependent on Travelport for our GDS services” below. The limitations imposed by the GDS service agreement may place us at a competitive disadvantage and could negatively impact our business and results of operations.

Our business and financial performance could be negatively impacted by adverse tax events.

New sales, use, occupancy or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties and/or interest for past amounts deemed to be due. In addition, our revenue may decline because we could have to charge more for our products and services.

New, changed, modified or newly interpreted or applied tax laws could also increase our compliance, operating and other costs, as well as the costs of our products or services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

We and others in the online travel industry are currently subject to various lawsuits related to hotel occupancy tax in numerous jurisdictions in the U.S., and other jurisdictions may be considering similar lawsuits. An adverse ruling in the existing hotel occupancy tax cases could require us to pay tax retroactively and prospectively, and possibly penalties, interest and/or fees. We have also been contacted by several municipalities or other taxing bodies concerning our possible obligation with respect to local hotel occupancy or related taxes, and certain municipalities have begun audit proceedings and some have issued assessments against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment in order to challenge the tax assessment in court. The proliferation of new hotel occupancy tax cases or audit proceedings could result in substantial additional defense costs. These events could also adversely impact our business and financial performance (see Item 3, “Legal Proceedings”).

If our uncertain tax positions are resolved for amounts different than our estimates, we will be required to adjust the related assets and liabilities which may have a material impact on our provision for income taxes and results of operations.

As of December 31, 2008, we have recorded estimated liabilities of $6 million for uncertain income tax positions under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. If our uncertain tax positions are resolved for amounts different than our estimates, we will be required to adjust the amounts of the related assets and liabilities, which may have a material impact on our provision for income taxes and our results of operations.

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

Our business is subject to laws and regulations relating to our revenue generating and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel services are subject to regulation and laws governing the offer of travel products and services, including laws requiring us to register as a “seller of travel” in various jurisdictions and to comply with certain disclosure requirements. As an OTC that offers customers the ability to book air travel in the U.S., we are also subject to regulation by the Department of Transportation, which has authority to enforce economic regulations and may assess civil penalties or challenge our operating authority.

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

Travel companies have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. These and other privacy concerns, including security breaches, could adversely impact our business, financial condition and results of operations.

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

Moreover, public perception concerning security and privacy on the Internet could adversely affect customers’ willingness to use our websites. A publicized breach of security, even if it only affects other companies conducting business over the Internet, could inhibit the growth of the Internet and, therefore, our services as a means of conducting commercial transactions.

We are involved in various legal proceedings and may experience unfavorable outcomes, which could harm us.

We are involved in various legal proceedings, including, but not limited to, actions relating to intellectual property, in particular patent infringement claims against us, tax matters, employment law and other negligence, breach of contract and fraud claims, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions may be both time consuming and expensive. If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

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

Our historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as an independent company during the periods presented or those that we will achieve in the future, primarily as a result of the following factors:

•	Our businesses were previously operated by Cendant and Travelport as part of their broader corporate organizations, rather than as an independent company. Travelport or one of its affiliates historically performed various corporate functions for us, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our historical combined consolidated results reflect allocations of corporate expenses from Travelport for these and similar functions. These allocations are less than the comparable expenses we believe we would have incurred had we operated as an independent company during those periods.

•	When our businesses were integrated with the other businesses of Travelport, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships, as well as pursued integrated strategies with Travelport and other businesses, including the GDS and wholesale travel businesses. Although we entered into a transition services agreement and other agreements with Travelport in connection with our initial public offering, these temporary arrangements may not capture the benefits our businesses previously enjoyed as a result of being integrated with the other businesses of Travelport. The loss of these benefits could have an adverse effect on our business, financial condition and results of operations.

•	Previously, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, had been satisfied as part of the corporate-wide cash management policies of Travelport. Other than letters of credit issued by Travelport on our behalf, Travelport no longer provides us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Travelport, we may need to obtain additional financing from banks through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

As a relatively new independent public company, we will expend additional time and resources to comply with rules and regulations governing public and listed companies, including rules related to internal controls over financial reporting, and our failure to comply with these rules may lead investors to lose confidence in our financial information.

As a relatively new independent public company, under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange, we continue to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations has increased our legal and financial compliance costs and placed significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, as compared to the periods during which we were not an independent public company.

In particular, for the year ended December 31, 2008, our management was required for the first time to conduct an annual evaluation of our internal controls over financial reporting and to issue a report on our internal controls in this Annual Report on Form 10-K. In addition, we were required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, our investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

We have identified significant deficiencies in our internal control over financial reporting.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2008, we were required to make an assessment of the effectiveness of our internal control over financial reporting. Although our auditors and we did not identify any matters constituting “material weaknesses” under the standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”), our auditors and we have identified certain matters involving our internal control over financial reporting that constitute “significant deficiencies.”

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

The significant deficiencies identified result from inconsistent application of controls related to the reconciliation of certain accounts at our HotelClub subsidiary. Although we are in the process of developing and implementing a remediation plan to address these deficiencies and believe they will be remediated, additional measures may be necessary, and the measures we expect to take to improve these deficiencies may not be sufficient to address the issues identified.

Prior to the assessment performed in connection with the audit of our consolidated financial statements for the year ended December 31, 2008, we had identified several material weaknesses in our internal control over financial reporting. Although our auditors and we believe that we have addressed the material weaknesses, the measures we have taken may not be effective, and we may not be able to maintain effective internal control over financial reporting in the future. As a result, there can be no assurance that we will not identify other material weaknesses or additional significant deficiencies in the future.

If we are unable to correct the identified deficiencies in our internal controls in a timely manner, or if we identify other material weaknesses or deficiencies in the future, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC would be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and adversely impact our business and financial condition.

Travelport’s controlling holders control us and may have strategic interests that differ from ours or our other shareholders.

Currently, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially own approximately 58% of our outstanding common stock and therefore, indirectly control us and all of our subsidiaries. As a result of this ownership, Travelport’s controlling holders are entitled to nominate and elect all of our directors and to determine the outcome of any actions requiring the approval of our stockholders, including adopting most amendments to our certificate of incorporation and approving or rejecting proposed mergers, significant new investments or divestments or sales of all or substantially all of our assets.

The interests of Travelport’s controlling holders may differ from those of our public shareholders in material respects. Travelport’s controlling holders and their affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or our suppliers or customers or businesses on which we are substantially dependent, such as the Travelport GDSs. For example, in an effort to increase its revenues and improve its overall profitability, Travelport could seek to change the terms of its commercial relationships with its GDS customers. Because we are limited in our ability to pursue alternative GDS options or direct connections with suppliers during the term of our GDS agreement with Travelport, any such actions by Travelport could make us a less attractive distribution channel to our suppliers, who could attempt to terminate or renegotiate their agreements with us, and could place us at a competitive disadvantage relative to other online travel companies. See “We are dependent on Travelport for our GDS services” below. In addition, Travelport’s customers, many of which are also major suppliers to us, have previously sought and may in the future seek to exert commercial leverage over us in an effort to obtain concessions from Travelport, which could negatively affect our access to travel offerings and adversely affect our business and results of operations.

As long as Travelport’s controlling holders continue to indirectly own a significant amount of our outstanding voting stock, even if that amount is less than 50%, they will continue to be able to strongly influence or effectively control us. The interests of these holders may differ from our other shareholders’ interests in material respects.

Actual or potential conflicts of interest may develop between our management and directors as well as the management and directors of Travelport.

Jeff Clarke serves as Chairman of our Board of Directors, while retaining his role as President, Chief Executive Officer and Director of Travelport. The fact that Mr. Clarke holds positions with both Travelport and us could create, or appear to create, potential conflicts of interest for him when he faces decisions that may affect both Travelport and us. In addition, Mr. Paul C. Schorr IV, who is a senior managing director at The Blackstone Group, and Mr. William J.G. Griffith, who is a general partner of TCV, and who both currently serve on the board of directors of Travelport, serve on our board of directors. The fact that Mr. Schorr and Mr. Griffith hold positions with their respective entities, Travelport and us, could create, or appear to create, potential conflicts of interest when they face decisions that may affect two or more of these entities. In addition, Jill A. Greenthal, who is a senior advisor in the Private Equity Group of The Blackstone Group, currently serves on our board of directors. Affiliates of The Blackstone Group exercise control over Travelport’s ultimate parent company and therefore, the fact that Ms. Greenthal holds a position with The Blackstone Group could create, or appear to create, a potential conflict of interest when she faces decisions that affect both Travelport and us.

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

Because of their former positions with Travelport or its subsidiaries, some of our executive officers retained interests in Travelport’s ultimate parent company, some of which may be significant relative to their total assets. Continued ownership by our officers of these interests creates, or may create, the appearance of conflicts of interest when these officers are faced with decisions that could have different implications for Travelport than the decisions have for us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Travelport and us regarding the terms of commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if we enter into any other commercial arrangements with Travelport in the future.

We are dependent on Travelport for our GDS services.

To varying extents, suppliers use GDSs to connect their products and services with travel companies, who in turn make these products and services available to travelers for booking. Under our GDS service agreement with Travelport, we are required, subject to certain exceptions, to utilize Galileo and Worldspan, which are subsidiaries of Travelport, for a significant portion of our GDS services, and our contractual obligations to Travelport for GDS services may limit our ability to pursue alternative GDS options. As a result, if Travelport became unwilling or was unable to provide these services to us, we may not be able to obtain alternative providers on a commercially reasonable basis, in a timely manner or at all, and our business would be materially and adversely affected.

Furthermore, our GDS service agreement with Travelport limits our ability to modify the terms of our agreements with existing suppliers or to pursue direct connections with new or existing suppliers during the term of the agreement, which expires on December 31, 2014. These contractual obligations may reduce our flexibility to implement changes to our business in response to changing economic conditions, industry trends, or technological developments. As a result, the limitations imposed by the GDS service agreement could place us at a competitive disadvantage and negatively impact our business and results of operations, particularly in the current economic environment where our suppliers are under increased pressure to reduce their overall distribution costs.

We have granted Travelport perpetual licenses to use certain of our intellectual property, which could facilitate Travelport’s ability to compete with us.

We are party to a Master License Agreement with Travelport that governs each of our and Travelport’s rights to use certain of the other’s intellectual property. The master license agreement permits Travelport and its affiliates to use and, in some cases, to sublicense to third parties certain of our intellectual property, including:

•	our supplier link technology;

•	portions of ebookers’ booking, search and dynamic packaging technologies;

•	certain of our products and online booking tools for corporate travel;

•	portions of our white label dynamic packaging technology; and

•	our extranet supplier connectivity functionality currently being implemented as part of our new technology platform.

Travelport and its affiliates may use these technologies as part of, or in support of, their own products or services, including in some cases to directly compete with us.

The Master License Agreement permits Travelport to sublicense our intellectual property (other than our supplier link technology) to a party that is not an affiliate of Travelport, except that Travelport may not sublicense our intellectual property to a third party for a use that competes with our business, unless Travelport incorporates or uses our intellectual property with Travelport products or services to enhance or improve Travelport products or services (other than to provide our intellectual property to third parties on a stand-alone basis). Travelport and its affiliates are permitted to use our intellectual property to provide their own products and services to third parties that compete with us. With respect to our supplier link technology, Travelport has an unrestricted license. These Travelport rights could facilitate Travelport’s, its affiliates’ and third parties’ ability to compete with us, which could have a material adverse effect on our business, financial condition and results of operations.

Our certificate of incorporation limits our ability to engage in many transactions without the consent of Travelport.

Our certificate of incorporation provides Travelport with a greater degree of control and influence in the operation of our business and the management of our affairs than is typically available to a stockholder of a publicly-traded company. Until Travelport ceases to beneficially own shares entitled to 33% or more of the votes entitled to be cast by the holders of our then outstanding common stock, the prior consent of Travelport is required for:

•	any consolidation or merger of us or any of our subsidiaries with any person, other than a subsidiary;

•	any sale, lease, exchange or other disposition or any acquisition or investment, other than certain permitted investments, by us, other than transactions between us and our subsidiaries, or any series of related dispositions or acquisitions, except for those for which we give Travelport at least 15 days prior written notice and which involve consideration not in excess of $15 million in fair market value, except (1) any disposition of cash equivalents or investment grade securities or obsolete or worn out equipment and (2) the lease, assignment or sublease of any real or personal property, in each case, in the ordinary course of business;

•	any change in our authorized capital stock or our creation of any class or series of capital stock;

•	the issuance or sale by us or one of our subsidiaries of any equity securities or equity derivative securities or the adoption of any equity incentive plan, except for (1) the issuance of equity securities by us or one of our subsidiaries to Travelport or to another restricted subsidiary of Travelport and (2) the issuance by us of equity securities under our equity incentive plans in an amount not to exceed $15 million per year in fair market value annually;

•	the amendment of various provisions of our certificate of incorporation and bylaws;

•	the declaration of dividends on any class of our capital stock;

•	the authorization of any series of preferred stock;

•	the creation, incurrence, assumption or guaranty by us or any of our subsidiaries of any indebtedness for borrowed money, except for (1) up to $675 million of indebtedness at any one time outstanding under our credit agreement and (2) up to $25 million of other indebtedness so long as we give Travelport at least 15 days prior written notice of the incurrence thereof;

•	the creation, existence or effectiveness of any consensual encumbrance or consensual restriction by us or any of our subsidiaries on (1) payment of dividends or other distributions, (2) payment of indebtedness, (3) the making of loans or advances and (4) the sale, lease or transfer of any properties or assets, in each case, to Travelport or any of its restricted subsidiaries;

•	any change in the number of directors on our board of directors, the establishment of any committee of the board, the determination of the members of the board or any committee of the board, and the filling of newly created memberships and vacancies on the board or any committee of the board; and

•	any transactions with affiliates of Travelport involving aggregate payments or consideration in excess of $10 million, except (1) transactions between or among Travelport or any of its restricted subsidiaries, including us; (2) the payment of reasonable and customary fees paid to, and indemnities provided for the benefit of, officers, directors, employees or consultants of Travelport, any of its direct or indirect parent companies or any of its restricted subsidiaries, including us; (3) any agreement as in effect on the date of the consummation of this offering; and (4) investments by The Blackstone Group and certain of its affiliates in our or our subsidiaries’ securities so long as (i) the investment is being offered generally to other investors on the same or more favorable terms and (ii) the investment constitutes less than 5% of the proposed or outstanding issue amount of such class of securities.

These restrictions could prevent us from being able to pursue transactions or relationships that would otherwise be in the best interests of our stockholders. These restrictions could also limit stockholder value by preventing a change of control that you might consider favorable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2008, our primary facilities comprise approximately 242,000 square feet of leased office space globally.

Our corporate headquarters are located in approximately 141,000 square feet of leased office space in Chicago, Illinois. We also lease approximately 16,000 square feet of additional office space for our domestic operations in various cities, including New York, Washington D.C. and San Francisco. We lease approximately 53,000 square feet of office space for ebookers in various countries, including the U.K., Finland, Germany, the Netherlands, Sweden and Switzerland. In addition, we lease approximately 32,000 square feet of office space for HotelClub, primarily in Australia.

We believe that our existing facilities are adequate to meet our current requirements and that additional space will be available as needed to accommodate any further expansion of our operations.

Item 3.	Legal Proceedings.

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The costs of defense and amounts that may be recovered in certain matters may be partially covered by insurance. The following list identifies all litigation matters for which we believe that an adverse outcome could be material to our financial position or results of operations, as well as other matters that may be of particular interest to our stockholders.

Consumer Class Actions

In re Orbitz Taxes and Fees Litigation.  On May 24, 2005, a consolidated class action complaint was filed in the Circuit Court of Cook County, Illinois against Orbitz, LLC, Orbitz, Inc. and Cendant, Inc. This case purports to be a national class action brought by persons who paid a fee in connection with paying for a hotel room through the Orbitz website from March 19, 2003 to the present. The plaintiff also seeks actual damages, attorneys’ fees, costs, interest and penalties on behalf of the purported class. On May 31, 2006, the Court dismissed Cendant from this case for a second time, and dismissed all of the claims except for the Consumer Fraud and Deceptive Business Practices Act claim. On May 30, 2007, the plaintiff filed a motion for leave to file a Third Consolidated Amended Class Action Complaint. This most recent complaint only asserts a claim under the Illinois Consumer Fraud and Deceptive Business Practices Act and names only one class representative, an Illinois resident. The plaintiff alleges that Orbitz failed to provide proper disclosures to consumers relating to fees charged by Orbitz when the consumer is booking a hotel room through the Orbitz website. Orbitz is also alleged to have misled consumers by failing to break out the exact amount of the service fee in the taxes and fees line displayed to consumers before the booking is complete. On June 26, 2007, the plaintiff filed a motion seeking an order certifying the action as a nationwide class action. On that same date, Orbitz filed a motion for summary judgment. At the close of the December 19, 2007 hearing on both motions, the Court denied the plaintiff’s motion for class certification and granted summary judgment in favor of Orbitz. On January 17, 2008, the plaintiff filed its Notice of Appeal.

Ronald Bush, et al. v. CheapTickets, Inc., et al.  On February 17, 2005, a class action complaint was filed in the Superior Court of the State of California, County of Los Angeles on behalf of all Californians who were assessed a “Taxes/Fees” charge when paying for a hotel, motel, or resort room through the defendants’ websites. The complaint was brought against a number of Internet travel companies, including Trip Network, Inc. (d/b/a CheapTickets), Cendant Corporation, Orbitz, Inc., and Orbitz, LLC. The plaintiffs’ claims are based on allegations that the defendants charged for taxes that were not legitimate in that they were not required by the taxing authorities to be collected. The plaintiffs also allege that the defendants failed to disclose this improper practice. The plaintiffs seek an order certifying the action as a class action, actual damages, punitive damages, restitution and/or disgorgement, attorneys’ fees, costs, interest, and injunctive relief. On October 15, 2008, the plaintiffs filed a second amended complaint removing all other Internet travel companies except for Trip Network, Inc., Orbitz, Inc., and Orbitz, LLC and adding “Orbitz Worldwide.” The second amended complaint asserts claims under the California Business and Professions Code and the Consumers Legal Remedies Act, breach of contract and breach of the implied covenant of good faith and fair dealing. On August 22, 2008, the defendants filed a motion seeking a stay of all further proceedings pending final determination of the appeal in the In re Orbitz Taxes and Fees Litigation case described above. On October 10, 2008, the court granted the motion to stay as to the claims asserted against Orbitz, Inc. and Orbitz, LLC, but denied it as to the claims asserted against Trip Network, Inc. and Orbitz Worldwide.

Litigation Relating to Hotel Occupancy Taxes

Orbitz Worldwide, Inc. and certain of its subsidiaries and affiliates, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. (d/b/a CheapTickets), Travelport Americas, LLC (f/k/a Cendant Travel Distribution Services Group, Inc.), and Internetwork Publishing Corp. (d/b/a Lodging.com), are parties to various cases brought by municipalities and other governmental entities involving hotel occupancy taxes and our merchant hotel business model. Some of the cases are purported class actions and most of the cases were brought simultaneously against other Internet travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinance. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action.

An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

City or County Filing	Date Litigation
Litigation	Instituted	Court Where Litigation is Pending

City of Los Angeles*	December 30, 2004	Superior Court for the State of California, County of Los Angeles
City of Fairview Heights*	October 5, 2005	United States District Court for the Southern District of Illinois
City of Findlay, Ohio	October 25, 2005	United States District Court for the Northern District of Ohio
City of Chicago, Illinois	November 1, 2005	Circuit Court of Cook County, Illinois
City of Rome, et al.*	November 18, 2005	United States District Court for the Northern District of Georgia

City or County Filing	Date Litigation
Litigation	Instituted	Court Where Litigation is Pending

City of San Diego, California	February 9, 2006	Superior Court for the State of California, County of Los Angeles
Case was coordinated with the City of Los Angeles case (above) on July 12, 2006
Orange County, Florida, et al.	March 13, 2006	Ninth Judicial Circuit in and for Orange County, Florida
City of Atlanta, Georgia	March 29, 2006	Supreme Court of Georgia
City of Charleston, South Carolina	April 26, 2006	United States District Court for the District of South Carolina
City of San Antonio, Texas, et al.*	May 8, 2006	United States District Court for the Western District of Texas
Town of Mt. Pleasant, South Carolina	May 23, 2006	United States District Court for the District of South Carolina
Case was coordinated with the City of Charleston case (above) on April 26, 2007
Columbus, Georgia	June 7, 2006	Superior Court of Muscogee County, Georgia
Lake County Convention and Visitor Bureau and Marshall County, Indiana*	June 12, 2006	United States District Court for the Northern District of Indiana
Cities of Columbus and Dayton, Ohio	August 8, 2006	United States District Court for the Northern District of Ohio
Case was consolidated with the City of Findlay case (above) on November 6, 2007
City of North Myrtle Beach, South Carolina	August 28, 2006	United States District Court for the District of South Carolina
Louisville/Jefferson County Metro Government*	September 21, 2006	United States Court of Appeals for the Sixth Circuit
County of Nassau, New York*	October 24, 2006	United States Court of Appeals for the Second Circuit
Wake County, North Carolina	November 3, 2006	General Court of Justice, Superior Court Division, Wake County, North Carolina
City of Branson, Missouri	December 18, 2006	Circuit Court of Greene County, Missouri
Dare County, North Carolina	January 26, 2007	General Court of Justice, Superior Court Division, Dare County, North Carolina
Case was coordinated with the Wake County case (above) on April 4, 2007
Buncombe County, North Carolina	February 1, 2007	General Court of Justice, Superior Court Division, Buncombe County, North Carolina Case was coordinated with the Wake County case (above) on April 4, 2007

City or County Filing	Date Litigation
Litigation	Instituted	Court Where Litigation is Pending

Horry County, South Carolina	February 2, 2007	Court of Common Pleas, Horry County, South Carolina
City of Myrtle Beach, South Carolina	February 2, 2007	Court of Common Pleas, Horry County, South Carolina
City of Houston, Texas, et al.	March 5, 2007	District Court of Harris County, Texas
City of Jefferson, Missouri*	June 27, 2007	19th Judicial Circuit Court, Cole County, Missouri
City of Oakland, California	June 29, 2007	United States Court of Appeals for the Ninth Circuit
City of Gallup, New Mexico*	July 6, 2007	United States District Court for the District of New Mexico
Mecklenburg County, North Carolina	January 10, 2008	General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina
Case was coordinated with the Wake County case (above) on February 19, 2008
City of Goodlettsville, Tennessee*	June 2, 2008	United States District Court for the Middle District of Tennessee
Township of Lyndhurst, New Jersey*	June 18, 2008	United States District Court for the District of New Jersey
City of Jacksonville, Florida*	July 1, 2008	Fourth Judicial Circuit for Duval County, Florida
City of Baltimore, Maryland	December 10, 2008	United States District Court for the District of Maryland
Worcester County, Maryland	January 6, 2009	United States District Court for the District of Maryland
Monroe County, Florida*	January 12, 2009	United States District Court for the Southern District of Florida

*	Indicates purported class action filed on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

The following legal proceedings relating to hotel occupancy taxes previously reported by us were dismissed since October 1, 2008:

On October 2, 2008, the City of Brentwood was voluntarily dismissed from the City of Goodlettsville, Tennessee case pending in the United States District Court for the Middle District of Tennessee.

On January 14, 2009, the United States Court of Appeals for the Fourth Circuit affirmed the United States District Court for the Eastern District of North Carolina’s dismissal of the Pitt County, North Carolina case finding that the defendant Internet travel companies are not subject to the local occupancy tax ordinance as a matter of law.

In the following legal proceedings relating to hotel occupancy taxes, a previous dismissal was reversed or the case was re-filed or appealed since October 1, 2008:

As previously reported, in the Louisville/Jefferson County Metro Government case, on September 30, 2008, the court dismissed the plaintiff’s complaint with prejudice. On the same day, the court dismissed Lexington-Fayette Urban County’s complaint with prejudice. In both decisions, the court held that the defendant Internet travel companies are not subject to the local transient room tax ordinance as a matter of law. On October 8, 2008, Louisville/Jefferson County Metro Government filed its Notice of Appeal. On October 24, 2008, Lexington-Fayette Urban County filed its Notice of Appeal.

In the Orange County, Florida case, on December 22, 2008, the Florida Supreme Court denied the defendants’ Petition to Invoke Discretionary Jurisdiction to review the Fifth District Court of Appeal’s decision. The case is now remanded to the trial court for further action.

On January 12, 2009, the County of Monroe, Florida re-filed its purported class action complaint against Orbitz Worldwide, Inc., Travelport Americas, LLC, Trip Network, Inc. (d/b/a Cheaptickets) and Orbitz, LLC.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The cities of New Orleans, Louisiana, Phoenix, Arizona, North Little Rock and Pine Bluff, Arkansas, 26 cities in California (including Los Angeles and Oakland), an entity representing 84 cities and 14 counties in Alabama, the counties of Jefferson, Arkansas, Brunswick and Stanly, North Carolina, Duval County, Florida and the Hawaii Department of Taxation issued audit notices against the Company. These municipalities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes.

In addition, the cities of Anaheim, San Diego and San Francisco, California, the counties of Miami-Dade and Broward, Florida, the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia, the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia, the city of Philadelphia, Pennsylvania, and state tax officials from Indiana and Wisconsin have begun audit proceedings and some have issued assessments against the Company, ranging from almost nil to approximately $2 million, and totaling approximately $7 million.

The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

Litigation related to Intellectual Property

DDR Holdings, LLC v. Hotels.com, L.P., et al.  On January 31, 2006, DDR Holdings, LLC (“DDR”) filed an action in the United States District Court for the Eastern District of Texas (Marshall Division) against a number of Internet companies, including Cendant Corporation, for alleged infringement of U.S. Patents Nos. 6,629,135 (entitled “Affiliate Commerce System and Method”), and 6,993,572 (entitled “System and Method for Facilitating Internet Commerce with Outsourced Websites”), which DDR claims full right and title to. The plaintiff asserts only patent infringement claims. The plaintiff seeks unspecified damages, injunctive relief, a declaratory judgment and attorneys’ fees. On April 12, 2006, the plaintiff amended its complaint to add Internetwork Publishing Corporation (d/b/a Lodging.com) as a defendant. On April 12, 2006, the plaintiff voluntarily dismissed Cendant Corporation and named Cendant Travel Distribution Services Group, Inc. as a defendant. On July 14, 2006, certain defendants filed a motion for summary judgment alleging that both patents are invalid (Cendant Travel Distribution Services Group, Inc. and Internetwork Publishing Corporation joined on July 19, 2006). On September 22, 2006, the plaintiff filed a second amended complaint adding Neat Group Corporation as a defendant and not including Cendant Travel Distribution Services Group, Inc. as a defendant. On September 26, 2006, DDR filed a request of reexamination in the United States Patent and Trademark Office, of the patents-in-suit. DDR moved to stay the lawsuit pending the outcome of any reexamination. On December 19, 2006, the court administratively closed the case pending reexamination. The court ruled that actions by defendants during the reexamination may not be used to argue willful infringement, but the court reserved judgment on whether damages are tolled. On February 2, 2007, the Patent and Trademark Office granted DDR’s requests for reexamination of the two patents-in-suit.

Vanguard Car Rental USA Inc. v. Orbitz Worldwide, Inc.

On April 25, 2008, Vanguard Rental USA, Inc. (“Vanguard”) filed an action in the Circuit Court of Cook County (Chancery Division) against the Company based on the Company’s alleged breach of an Amended and Restated Car Charter Associate Agreement dated October 24, 2005 (the “Agreement”). Vanguard claims that the Company breached the Agreement by failing to display its brands, Alamo Rent a Car and National Car Rental, on the first rental car matrix display page on the orbitz.com and cheaptickets.com websites. Vanguard brought claims for breach of contract and injunction, specific performance, interference with expectation of business relationships, violation of the Illinois Deceptive Trade Practices Act, violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act and unfair competition. On August 5, 2008, the court granted the Company’s motion to dismiss with respect to the following claims: interference with expectation of business relationships, violation of the Illinois Deceptive Trade Practices Act, violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act and unfair competition. On September 10, 2008, the court denied the Company’s motion for a partial summary judgment. On October 28, 2008, the court granted Vanguard’s motion for preliminary injunction. The court’s order requires the Company to display the plaintiff’s brands, Alamo Rent a Car and National Car Rental, and all of their rental car offers on the initial first page matrix on both the orbitz.com and cheaptickets.com websites for all rental car searches on those websites, in a manner no less favorable than was displayed on April 17, 2008. On December 24, 2008, the case was dismissed with prejudice based on a settlement between the parties.

We intend to defend vigorously against the claims described above. We are unable to predict the outcome of these proceedings or reasonably estimate a range of possible loss that may result. If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

Barney Harford, age 37, is our President and Chief Executive Officer and also serves as a director and as a member of the executive committee of our board of directors. Prior to joining the Company in January 2009, Mr. Harford served in a variety of roles at Expedia, Inc. from 1999 to 2006. From 2004 to 2006, he served as President of Expedia Asia Pacific. Prior to 2004, Mr. Harford served as Senior Vice President of Air, Car & Private Label and led Expedia’s corporate development, strategic planning and investor relations functions. He joined Expedia in 1999 as a product planner. Mr. Harford currently serves on the board of directors of GlobalEnglish Corporation, LiquidPlanner, Inc. and Orange Hotel Group. He holds an M.B.A. from INSEAD and a Master of Arts degree in Natural Sciences from Clare College, Cambridge University.

Marsha C. Williams, age 57, serves as Senior Vice President, Chief Financial Officer, having served in that capacity since July 2007. From August 2002 to February 2007, Ms. Williams served as Executive Vice President and Chief Financial Officer of Equity Office Properties Trust, the nation’s largest owner and operator of office buildings. From May 1998 to August 2002, Ms. Williams was the Chief Administrative Officer of Crate and Barrel. Ms. Williams served as Vice President of Amoco Corporation from December 1997 until April 1998 and Treasurer of Amoco Corporation from October 1993 until April 1998, as well as in other capacities and positions from November 1989 until October 1993. From 1988 to 1989, Ms. Williams was Vice President and Treasurer of Carson Pirie Scott & Co., and from 1973 to 1988, Ms. Williams served in various positions with First National Bank of Chicago, including Vice President and Head, Retailing Companies Division. Ms. Williams currently serves on the board of directors of Chicago Bridge & Iron Company, Modine Manufacturing Company, The Davis Funds and Fifth Third Bancorp. Ms. Williams earned an M.B.A. from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Wellesley College.

Jeffrey Davidoff, age 45, serves as Senior Vice President and Chief Marketing Officer. Mr. Davidoff joined the Company in October 2008. Prior to joining the Company, Mr. Davidoff was Vice President of Brand Marketing and Communications at Whirlpool Corporation, which he joined in 2002. Mr. Davidoff was a founding member of UPSHOT, an industry recognized marketing agency, headquartered in Chicago, Illinois, focused on brand marketing, experiential marketing and retail promotion. While at UPSHOT from January 1995 to March 2002, he was responsible for account management and new business development. Mr. Davidoff also served as a vice president for Citibank N.A.’s national marketing division, where he held several other positions within the company from September 1989 to December 1994. Mr. Davidoff earned a Bachelor of Arts degree from Dartmouth College and an M.B.A from Northwestern University.

Michael J. Nelson, age 42, serves as Senior Vice President, Chief Operating Officer. Prior to becoming Chief Operating Officer, Mr. Nelson was based in London where he was responsible for the Company’s international businesses. Mr. Nelson joined the Company in 2001 and has held a variety of senior management positions in which he has had direct responsibility for supplier relations, revenue management, finance, product management and project management. Prior to joining the Company, Mr. Nelson spent 10 years in finance and marketing at Deluxe Corporation from 1998 to 2001, Diageo/Pillsbury from 1993 to 1998 and Arthur Andersen from 1989 to 1992. Mr. Nelson has an M.B.A. from the University of Minnesota and a Bachelor of Science degree in Accounting from the University of Minnesota.

Frank A. Petito, age 41, serves as Senior Vice President of Corporate Development and is responsible for overseeing the Company’s corporate development function, including acquisitions, investments and major partnerships, as well as its investor relations function. Mr. Petito joined the Company in 2002. Previously, Mr. Petito was a Vice President in the mergers and acquisitions group of Hambrecht & Quist, a technology-focused investment bank in San Francisco. Mr. Petito also worked as an investment banker for Roberts Capital Markets in Buenos Aires, Argentina, and as a financial analyst at Morgan Stanley in New York and Los Angeles. Mr. Petito earned an M.B.A. from Stanford University and a Bachelor of Arts degree from Princeton University.

James P. Shaughnessy, age 54, serves as Senior Vice President, Chief Administrative Officer and General Counsel, and is responsible for managing the Company’s legal and government affairs departments as well as the Company’s shared services, including corporate communications, human resources and security and compliance. Mr. Shaughnessy joined the Company in June 2007. Prior to joining the Company, Mr. Shaughnessy was Senior Vice President & General Counsel of Lenovo Group Ltd., which he joined in July 2005. Mr. Shaughnessy’s prior experience includes service as Senior Vice President, General Counsel and Secretary of PeopleSoft, Inc. and in senior legal positions with Hewlett-Packard, Compaq and Digital Equipment Corporation. Prior to joining Digital, Mr. Shaughnessy worked with the Congloeum group of companies and was in private practice in Washington, D.C. Mr. Shaughnessy received a Bachelor of Science degree from Northern Michigan University and a J.D. and a Masters of Public Policy from the University of Michigan.

Dean S. Sivley, age 51, serves as Senior Vice President, Chief Operating Officer – Orbitz for Business and Alliance Marketing. Mr. Sivley joined Travelport for Business (now Orbitz for Business) in August 2004. Prior to joining Travelport, Mr. Sivley served as the executive vice president, general manager at Creditek, a leading invoice-to-cash business processing outsourcing (BPO) company, from March 2002 to August 2004. His in-depth travel industry experience includes serving as CEO of Atlas Travel Technologies from November 1997 to November 1999 and VP of Marketing and CIO of Rosenbluth International from September 1995 to November 1997. He was the chief strategy officer at Neon Systems from February 2001 until October 2001 and at VerticalNet Inc from November 1999 to January 2001, where he oversaw the development of the technology infrastructure and eCommerce transaction strategy. Mr. Sivley earned a Bachelor of Science degree in Accounting and Management Information Systems from the University of Wisconsin-Parkside and an M.B.A. from Columbia University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NYSE under the symbol “OWW.” Prior to our IPO, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock for each of the periods presented:

	2008		2007
	High	Low	High	Low

Fourth Quarter	$6.05	$2.00	$12.00	$7.53
Third Quarter (a)	$7.63	$3.49	$15.00	$9.40
Second Quarter	$8.99	$4.92	—	—
First Quarter	$8.66	$4.51	—	—

(a)	Since there was no public market for our common stock prior to the IPO, the high and low sales prices presented for the third quarter of 2007 include sales prices for our common stock for the period from July 20, 2007 to September 30, 2007.

Holders

As of March 9, 2009, there were approximately 57 holders of record of our common stock. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of stockholders is higher than the number of registered stockholders of record.

Dividends

In connection with our IPO, we paid a cash dividend to Travelport in the amount of $109 million. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, may require the consent of Travelport and will depend on several factors, including our financial condition, results of operations, capital requirements, restrictions contained in existing and future financing instruments and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our equity compensation plans.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to be	Weighted Average	Equity Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in First Column)

Equity compensation plans approved by security holders	4,216,805	$10.88	7,057,932
Equity compensation plans not approved by security holders	—	—	—

Total	4,216,805	$10.88	7,057,932

Performance Graph

The following graph shows the total shareholder return through December 31, 2008 of an investment of $100 in cash on July 20, 2007 (which is the first date that our common stock began trading on the New York Stock Exchange) for our common stock and an investment of $100 in cash on July 20, 2007 for (i) the S&P MidCap 400 Index and (ii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month.

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN
Among Orbitz Worldwide, Inc., the S&P Midcap 400 Index
and the RDG Internet Composite Index

Issuer Purchases of Equity Securities

The following table sets forth repurchases of our common stock during the fourth quarter of 2008:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid Per Share	Programs(b)	Plans or Programs(b)

October 1, 2008 to October 31, 2008	—	—	—	—
November 1, 2008 to November 30, 2008	324	$2.23	—	—
December 1, 2008 to December 31, 2008	—	—	—	—

Total	324	$2.23	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

(b)	During the fourth quarter of 2008, we did not have a publicly announced plan or program for the repurchase of our common stock.

Item 6.	Selected Financial Data.

The following table presents selected financial data as of and for each of the five years in the year ended December 31, 2008. The statement of operations data presented for each of the years ended December 31, 2008 and 2007, the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, and for each of the years ended December 31, 2005 and 2004, and the balance sheet data for the years ended December 31, 2008, 2007, 2006 and 2005 are derived from our audited financial statements. The balance sheet data for the year ended December 31, 2004 is derived from unaudited financial statements. The unaudited information was prepared on a basis consistent with that used to prepare our audited financial statements and includes all adjustments, of normal and recurring items, that we consider necessary for a fair presentation of the balance sheet for the unaudited period. Our consolidated financial statements include the financial condition, results of operations and cash flows of HotelClub since April 2004, Orbitz since November 2004 and ebookers since February 2005.

Prior to the IPO, we had not operated as an independent standalone company. As a result, our consolidated financial statements have been carved out of the historical financial statements of Cendant for the period prior to the Blackstone Acquisition and out of the historical financial statements of Travelport for the period subsequent to the Blackstone Acquisition. In connection with the Blackstone Acquisition, the carrying values of our assets and liabilities were revised to reflect their fair values as of August 23, 2006, based upon an allocation of the overall purchase price of Travelport to the underlying net assets of the various Travelport affiliates acquired. Our selected financial data is presented below on a “Successor” basis (reflecting Travelport’s ownership of us) and “Predecessor” basis (reflecting Cendant’s ownership of us) and has been separated by a vertical line to identify these different bases of accounting.

Our historical consolidated financial statements do not reflect what our financial position, results of operations and cash flows would have been had we operated as a separate, standalone company without the shared resources of Cendant in the Predecessor periods and Travelport in the Successor periods. The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA
(in millions, except share and per share data)

			Period from	Period from
			August 23,	January 1,
			2006 to	2006 to
	Year Ended December 31,		December 31,	August 22,	Year Ended December 31,
	2008	2007	2006	2006	2006(a)	2005	2004
	Successor	Successor	Successor	Predecessor	Combined	Predecessor	Predecessor
Statements of operations data:
Net revenue	$870	$859	$242	$510	$752	$686	$244
Cost and expenses
Cost of revenue	163	157	38	75	113	101	43
Selling, general and administrative	272	301	112	191	303	293	131
Marketing	310	302	89	188	277	224	86
Depreciation and amortization	66	57	18	37	55	78	32
Impairment of goodwill and intangible assets	297	—	—	122	122	400	10

Total operating expenses	1,108	817	257	613	870	1,096	302

Operating (loss) income	(238)	42	(15)	(103)	(118)	(410)	(58)
Other (expense) income
Interest expense, net	(63)	(83)	(9)	(18)	(27)	(22)	(2)
Other income, net	—	—	—	1	1	2	—

Total other (expense)	(63)	(83)	(9)	(17)	(26)	(20)	(2)
Loss before income taxes and minority interest	(301)	(41)	(24)	(120)	(144)	(430)	(60)
(Benefit) provision for income taxes	(2)	43	1	1	2	(42)	3
Minority interest, net of tax	—	1	—	—	—	—	—

Net loss	$(299)	$(85)	$(25)	$(121)	$(146)	$(388)	$(63)

		Period from
	Year	July 18, 2007
	Ended	to
	December 31,	December 31,
	2008	2007

Net loss	$(299)	$(42)

Net loss per share — basic and diluted:
Net loss per share	$(3.58)	$(0.51)

Weighted average shares outstanding	83,342,333	81,600,478

	As of December 31,			As of December 31,
	2008	2007	2006	2005	2004
	Successor	Successor	Successor	Predecessor	Predecessor
					(unaudited)
Balance sheet data:
Cash and cash equivalents	$31	$25	$18	$28	$24
Working capital (deficit)(b)	(258)	(301)	(283)	(259)	(204)
Total assets	1,590	1,925	2,061	2,060	1,878
Total long-term liabilities	766	765	407	269	295
Total shareholders’ equity/invested equity	438	738	1,267	1,424	1,303

(a)	The combined results of the Successor and the Predecessor for the periods in 2006 are not necessarily comparable due to the change in basis of accounting resulting from the Blackstone Acquisition and the associated change in capital structure. The presentation of the results for the year ended December 31, 2006 on this combined basis does not comply with generally accepted accounting principles in the U.S. (“GAAP”); however, we believe that this provides useful information to assess the relative performance of our businesses in the periods presented in the financial statements on an ongoing basis. The captions included within our consolidated statements of operations that are materially impacted by the change in basis of accounting primarily include net revenue, depreciation and amortization and impairment of goodwill and intangible assets. We have disclosed the impact of the change in basis of accounting for each of these captions in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We generate revenue through multiple sources, including our retail model, merchant model, incentive payments, advertising, and white label and hosting business. Through our retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. Through our merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Under both the retail and merchant models, we also earn revenue by charging customers a service fee for booking airline tickets, hotel rooms and certain other travel products. In addition, we receive incentive payments for each segment of travel that is processed through a GDS.

We generate advertising revenue through our partner marketing programs. These programs provide direct access to our customer base through a combination of display advertising, performance-based advertising and other marketing programs. Our white label and hosting businesses enable us to earn revenue by licensing our technology platform to, or hosting websites on behalf of, third-party partners.

We are a leader in air travel, the largest online travel segment. This leadership position has enabled us to drive growth in non-air travel categories, such as hotels and dynamic vacation packages, which are vacation packages that include different combinations of travel products. Our non-air travel categories generally generate higher net revenue per transaction, and we believe these categories present significant long-term growth opportunities.

We also believe that there are long-term growth opportunities in regions outside of the U.S. for our international brands. We experienced growth in our international gross bookings of 17% and 24% during the years ended December 31, 2008 and 2007, respectively, excluding the impact of fluctuations in foreign exchange rates and the results of Travelbag, an offline U.K. travel subsidiary that we sold in July 2007. The ability to continue to grow our international brands depends to a large extent on the scale of their operations.

In light of current economic and industry conditions, in the short-term, we are focused on improving our operating efficiency, simplifying the way we do business, and continuing to innovate. We have already taken steps to reduce our cost structure, by reducing our global workforce, our use of contractors and other operating costs, and by implementing a common technology platform for our ebookers websites. We may continue to take additional measures going forward to further reduce our cost structure, as deemed necessary. We intend to simplify our business, primarily with respect to our technology, which we believe will enable us to continue to develop new, innovative functionality on our websites, such as Orbitz Price Assurance, more efficiently and with fewer resources. We believe this short term strategy will better position us to manage through this challenging environment, until such time as economic and industry conditions improve and we redefine our long term strategy (see Item 1, “Business — Company Strategy”).

Industry Trends

The economic and industry outlook deteriorated significantly for the fourth quarter of 2008 and into 2009, as the global economy is experiencing a prolonged recession. The weakening economy has caused unemployment rates to rise and lowered consumer confidence which, in turn, has resulted in changes to consumer spending patterns, including reduced spending on discretionary items, such as travel.

The current economic environment has already begun to significantly impact the travel industry, particularly the domestic airline industry. As a result of higher fuel prices during the majority of 2008 and in response to lower demand, airlines raised ticket prices and implemented capacity reductions during the year ended December 31, 2008. As fuel prices returned to normal levels during the fourth quarter of 2008, airlines have begun to decrease ticket prices. However, as demand continues to weaken, certain domestic airlines have announced further capacity reductions in 2009. The current economic environment has also begun to impact the international airline industry. In response to lower demand, international airlines have announced that they will also implement capacity reductions in 2009.

We believe that capacity reductions and any increase in airline ticket prices that could result from these reductions will negatively impact demand for air travel. Lower demand for air travel could impact the net revenue that online travel companies (“OTCs”) generate from the booking of airline tickets and in turn, impact net revenue generated from the booking of other travel products, such as hotels and car rentals. Potential bankruptcies and consolidation in the airline industry could also result in capacity reductions that could further increase ticket prices and reduce the number of seats available for booking on OTCs’ websites.

Globally, airlines are also under increased pressure to reduce their overall costs, including costs of distributing air travel through OTCs and GDSs. As a result, our distribution partners could attempt to terminate or renegotiate their agreements with us on more favorable terms to them, which could reduce the revenue we generate from those agreements. In addition, any pressure placed on GDSs by the airlines may result in an attempt by the GDSs to pass additional costs to us.

The current economic environment has also begun to impact the car rental industry. In response to lower demand for air travel, demand for car rentals has also declined, and we expect this trend to continue into 2009. Lower demand for car rentals could impact the net revenue that OTCs generate from the booking of car rentals. The financial condition of car rental companies has also begun to deteriorate, which may result in potential bankruptcies and industry consolidation. Potential bankruptcies and industry consolidation could cause an increase in average daily rates (“ADRs”) for car rentals as well as a reduction in the number of cars available for booking on OTCs’ websites.

Beginning in September 2008, fundamentals in the U.S. hotel industry also began to weaken. Hotel occupancy rates and ADRs declined in September for the first time in several years and continued to decline during the remainder of 2008. We believe that hotel suppliers will continue to lower ADRs into 2009 in order to improve hotel occupancy rates during a time of weakening demand. Fundamentals in the European and Asia Pacific hotel industries have also begun to deteriorate. A deterioration of ADRs would negatively impact the net revenue that OTCs earn per hotel booking.

We believe that our gross bookings and net revenue for the year ended December 31, 2008, particularly for the fourth quarter of 2008, were significantly impacted by the economic and industry conditions described above. We expect this trend to continue into 2009. As a result, we have taken steps to reduce our cost structure to better manage through this challenging environment. In the fourth quarter of 2008 and the first quarter of 2009, we reduced our global workforce, our use of outside contractors and other operating expenses. We expect to realize approximately $40 to $45 million of annualized cash savings from these actions.

Despite the macroeconomic environment, Internet usage and online travel bookings continue to increase worldwide. Online travel booking rates are highest in the U.S. and have grown on a year-over-year basis. Suppliers, including airlines, hotels and car rental companies, have continued to focus their efforts on direct sale of their products through their own websites, further promoting the migration of customers to online booking. In the current environment, suppliers’ websites are believed to be taking domestic and international market share from both OTCs and traditional offline travel companies.

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

Internationally, the online travel industry continues to benefit from rapidly increasing Internet usage and growing acceptance of online booking. We expect international growth rates for the online travel industry to continue to outpace growth rates of the overall travel industry. As a result, we believe OTCs will increasingly generate a larger percentage of their growth from outside of the U.S. The hotel-only business models have had particular success in delivering high growth rates in international markets. Our international brands, including ebookers, HotelClub and RatesToGo, provide us with growth opportunities outside of the U.S. However, competitive pressures combined with a weakening global economy have and may continue to negatively impact the growth of our international brands.

The booking of air travel has become increasingly driven by price. As a result, we believe that OTCs will continue to focus on differentiating themselves from supplier websites by offering customers the ability to selectively combine travel products such as air, car, hotel and destination services into dynamic vacation packages. Through dynamic vacation packages, we are able to make certain products available to our customers at prices that are generally lower than booking each travel product separately. We foresee significant growth potential for OTCs for these types of services, particularly given that travelers are increasingly price-sensitive and suppliers are more dependent on alternative distribution channels in the current economic environment. Our net revenue per transaction is generally higher for dynamic vacation packages than for stand-alone travel products.

Some OTCs charge a booking fee in connection with the booking of airline tickets and certain other travel products. We charge a service fee on many of our websites, and in exchange, provide our customers the ability to book their travel reservation and access to various services, including our OrbitzTLC customer care platform and Orbitz Price Assurance. Certain OTCs have reduced or eliminated booking fees on retail airline tickets and hotel rooms, which has created uncertainty around the sustainability of booking fees. We will continue to monitor the competitive environment and regularly evaluate our fee structure.

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

RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying consolidated financial statements and related notes. The following discussion and analysis covers periods both prior to and subsequent to the Blackstone Acquisition. The results for the years ended December 31, 2008 and December 31, 2007 and for the period from August 23, 2006 through December 31, 2006 are presented on a Successor basis (reflecting Travelport’s ownership of us). The financial statements for the period from January 1, 2006 through August 22, 2006 are presented on a Predecessor basis (reflecting Cendant’s ownership of us). The discussion and analysis of historical periods prior to August 23, 2006 does not reflect the impact that the Blackstone Acquisition had on our results, including the effect of purchase accounting adjustments. Therefore, the combined results of the Successor and the Predecessor for the periods in 2006 are not necessarily comparable. The presentation of the results for the year ended December 31, 2006 on a combined basis does not comply with GAAP; however, we believe that this provides useful information to assess the relative performance of our businesses in the periods presented in the financial statements on an ongoing basis. The captions included within our statements of operations that are materially impacted by this change in basis of accounting primarily include net revenue, depreciation and amortization and impairment of goodwill and intangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” at the date of the Blackstone Acquisition, the assets and liabilities were recorded at their estimated fair values to reflect our portion of the overall Blackstone Acquisition purchase price. This resulted in an increase in the value of intangible assets and a corresponding increase in amortization expense.

Key Operating Metrics

Our operating results are affected by certain key metrics that represent overall transaction activity. Gross bookings and net revenue are two key metrics. Gross bookings is defined as the total amount paid by a consumer for transactions booked under both the retail and merchant models. Net revenue is defined as commissions earned from suppliers under our retail model, the difference between the total amount the customer pays us for a travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that travel product under our merchant model, service fees earned from customers under both our retail and merchant models, as well as advertising revenue and certain other fees and commissions.

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

The table below shows our gross bookings and net revenue for the years ended December 31, 2008, 2007 and 2006:

	Year Ended				Year Ended
	December 31,				December 31,
	2008	2007	$	%	2007	2006	$	%
	Successor	Successor	Change	Change	Successor	Combined	Change	Change
	(in millions)				(in millions)

Gross bookings (a)
Domestic
Air	$6,810	$7,111	$(301)	(4)%	$7,111	$6,610	$501	8%
Non-air and other	2,324	2,282	42	2%	2,282	2,138	144	7%

Total domestic gross bookings	9,134	9,393	(259)	(3)%	9,393	8,748	645	7%
International Air	1,073	853	220	26%	853	630	223	35%
Non-air and other	601	545	56	10%	545	402	143	36%

Total international gross bookings	1,674	1,398	276	20%	1,398	1,032	366	35%

Total gross bookings	$10,808	$10,791	$17	0%	$10,791	$9,780	$1,011	10%

Net revenue
Domestic
Air	$277	$305	$(28)	(9)%	$305	$295	$10	3%
Non-air	308	295	13	4%	295	248	47	19%
Other	101	79	22	28%	79	68	11	16%

Total domestic net revenue	686	679	7	1%	679	611	68	11%
International
Air	62	70	(8)	(11)%	70	60	10	17%
Non-air	106	99	7	7%	99	66	33	50%
Other	16	11	5	45%	11	15	(4)	(27)%

Total international net revenue	184	180	4	2%	180	141	39	28%

Total net revenue (b)	$870	$859	$11	1%	$859	$752	$107	14%

(a)	Gross bookings data for all periods presented in the table above exclude Travelbag, an offline U.K. travel subsidiary that we sold in July 2007.

(b)	For the years ended December 31, 2008, 2007 and 2006, $117 million, $116 million and $101 million of our total net revenue, respectively, was attributed to incentive payments earned for air, car and hotel segments processed through global distribution systems.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings decreased $259 million, or 3%, during the year ended December 31, 2008 from the year ended December 31, 2007. Of the $259 million decrease, $301 million was due to a decrease in domestic air gross bookings, which was driven by lower transaction volume as a result of the adverse impact of economic conditions on air traveler demand, capacity reductions and our reduction in online marketing expenditures. A higher average price per airline ticket, due to higher fuel prices during the majority of 2008 and capacity reductions, partially offset the decrease in volume. Non-air and other gross bookings increased

$42 million, or 2%, during the year ended December 31, 2008 from the year ended December 31, 2007. This increase was primarily driven by higher gross bookings for dynamic packaging. Gross bookings for dynamic packaging increased due to higher transaction volume and a higher average price per dynamic package. An increase in the average price per airline ticket included in a dynamic package primarily drove the higher average price per dynamic package. A decrease in gross bookings for car rentals and hotels partially offset this increase. Lower transaction volume, offset in part by a higher average price per transaction, drove the decline in gross bookings for car rentals and hotels. The higher average price per transaction for domestic hotel gross bookings was mainly due to growth in ADRs through August of 2008, as we experienced a significant decline in ADRs in the fourth quarter of 2008, which we expect will continue into 2009.

For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, total gross bookings increased $276 million, or 20%, during the year ended December 31, 2008 from the year ended December 31, 2007. Of this increase, $28 million was due to foreign currency fluctuations. The remaining $248 million increase was due to a $204 million increase in air gross bookings and a $44 million increase in non-air and other gross bookings. The increase in air gross bookings primarily resulted from a higher average price per airline ticket, due in part to higher fuel prices during the majority of 2008, and higher transaction volume. The growth in non-air and other gross bookings was primarily driven by increases in gross bookings for dynamic packaging, and, to a lesser extent, car rentals. A decline in gross bookings for hotels, due to lower transaction volume, partially offset these increases.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings increased $645 million, or 7%, during the year ended December 31, 2007 from the year ended December 31, 2006. Of the $645 million increase, $501 million was due to an increase in domestic air gross bookings. Higher air transactions drove this increase. Non-air and other gross bookings increased $144 million, or 7%, during the year ended December 31, 2007 from the year ended December 31, 2006. Higher gross bookings for dynamic packaging primarily drove this growth due to an increase in volume and a higher average price per transaction. Growth in gross bookings for hotels also increased due to a higher price per transaction, primarily driven by higher ADRs and a longer average length of stay.

For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, total gross bookings increased $366 million, or 35%, during the year ended December 31, 2007 from the year ended December 31, 2006. Of this increase, $101 million was due to foreign currency fluctuations. The remaining $265 million increase was due in part to a $168 million increase in international air gross bookings as a result of higher transactions, which helped offset a slightly lower average price per air transaction. The remaining growth in non-air and other international gross bookings of $97 million was primarily driven by increased hotel volume at ebookers, HotelClub and RatesToGo.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Results of Operations

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

	Year Ended
	December 31,
	2008	2007	$	%
	Successor	Successor	Change	Change
	(in millions)

Net revenue
Air	$339	$375	$(36)	(10)%
Non-air	414	394	20	5%
Other	117	90	27	30%

Total net revenue	870	859	11	1%
Cost and expenses
Cost of revenue	163	157	6	4%
Selling, general and administrative	272	301	(29)	(10)%
Marketing	310	302	8	3%
Depreciation and amortization	66	57	9	16%
Impairment of goodwill and intangible assets	297	—	297	**

Total operating expenses	1,108	817	291	36%

Operating (loss) income	(238)	42	(280)	(667)%
Other (expense)
Interest expense, net	(63)	(83)	20	(24)%

Total other (expense)	(63)	(83)	20	(24)%
Loss before income taxes and minority interest	(301)	(41)	(260)	634%
(Benefit) provision for income taxes	(2)	43	(45)	(105)%
Minority interest, net of tax	—	1	(1)	(100)%

Net loss	$(299)	$(85)	$(214)	252%

As a percent of net revenue
Cost of revenue	19%	18%
Selling, general and administrative expense	31%	35%
Marketing expense	36%	35%

**	Not meaningful.

Net Revenue

Net revenue increased $11 million, or 1%, to $870 million for the year ended December 31, 2008 from $859 million for the year ended December 31, 2007. As a result of the Blackstone Acquisition, our net revenue during the year ended December 31, 2007 was reduced due to deferred revenue that was written off at the time of the acquisition. Accordingly, we could not record revenue that was generated before the Blackstone Acquisition but not yet recognized at the time of the acquisition. The following discussion and analysis describes the impact on the comparability of net revenue year-over-year due to our inability to record this revenue, and refers to these amounts as “purchase accounting adjustments.”

Air.  Net revenue from air bookings decreased $36 million, or 10%, to $339 million for the year ended December 31, 2008 from $375 million for the year ended December 31, 2007. Foreign currency fluctuations resulted in an increase of $2 million in air net revenue. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations was $38 million.

A decrease in domestic volume resulted in a $35 million decrease in air net revenue, which was partially offset by a $7 million increase in air net revenue driven by higher net revenue per air ticket. The decrease in volume is partially due to increased competition and the adverse impact of economic conditions on air traveler demand. The higher net revenue per air ticket is primarily due to an increase in service fees charged on our Orbitz and CheapTickets websites, an increase in incentive revenue earned from GDS services provided by Worldspan resulting from the re-negotiation of our GDS contract in July 2007, and a shift in our carrier mix. A reduction in paper ticket fees partially offset these increases, as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Lower net revenue per air ticket and the impact of the sale of our offline U.K. travel subsidiary in July 2007 primarily drove the decrease in international air net revenue. Competitive pressures drove the decrease in net revenue per air ticket. This decrease was largely offset by an increase in air net revenue resulting from higher international volume.

Non-air.  Non-air net revenue is comprised of net revenue from hotel bookings, dynamic packaging (which may include a combination of travel products, such as air, hotel and car reservations), car bookings, cruise bookings and destination services. Net revenue from non-air bookings increased $20 million, or 5%, to $414 million for the year ended December 31, 2008 from $394 million for the year ended December 31, 2007. Of this increase, $2 million was due to foreign currency fluctuations. In addition, net revenue increased $4 million year-over-year due to purchase accounting adjustments, which reduced our non-air net revenue by $4 million for the year ended December 31, 2007. The remaining increase in net revenue from non-air bookings, excluding the impact of foreign currency fluctuations and purchase accounting adjustments, was $14 million.

The domestic increase in non-air net revenue of $10 million was driven by higher net revenue from hotel bookings, dynamic packaging and car bookings. The increase in net revenue from hotel bookings was due to higher average net revenue per transaction, primarily driven by an increase in merchant hotel mix. Lower hotel volume, due in part to increased competition and the adverse impact of economic conditions, partially offset the higher average net revenue per transaction. The increase in net revenue from dynamic packaging is partially due to an increase in supplier driven sales promotions in 2008, which drove higher volumes, offset in part by lower average net revenue per transaction. Net revenue from dynamic packaging further increased due to enhancements we made to our car packaging product during the year as well as a general shift in traveler demand towards dynamic packaging, from stand-alone travel products. The increase in net revenue from car bookings is mainly due to an increase in average net revenue per car booking, primarily driven by the re-negotiation of contracts with certain car suppliers during the second quarter of 2008. Lower car volume partially offset the higher average net revenue per transaction.

The increase in international non-air net revenue of $4 million was driven primarily by higher net revenue from dynamic packaging bookings and car bookings, partially offset by the impact of the sale of our offline U.K. travel subsidiary in July 2007.

Other.  Other net revenue is primarily comprised of advertising and travel insurance revenue and revenue from our hosting business. Other net revenue increased $27 million, or 30%, to $117 million for the year ended December 31, 2008 from $90 million for the year ended December 31, 2007. Of this increase, almost nil was due to foreign currency fluctuations. In addition, net revenue increased $2 million year-over-year due to purchase accounting adjustments, which resulted in a reduction in our other net revenue of $2 million for the year ended December 31, 2007. The remaining increase in other net revenue, after taking into account the impact of foreign currency fluctuations and purchase accounting adjustments, was $25 million.

The remaining increase in other net revenue is primarily due to a $20 million increase in domestic other net revenue and a $5 million increase in international other net revenue. The domestic increase is primarily attributed to an increase in advertising revenue, which largely resulted from the launch of a new advertising campaign during 2008 promoting a third party’s fee membership programs. The terms of this agreement are more favorable than the terms with our former membership program advertiser. Advertising revenue also increased as a result of our continued efforts to seek out new opportunities to further monetize traffic on our websites. Domestic other net revenue further increased due to an increase in travel insurance revenue, driven primarily by higher attachment rates for travel insurance and more favorable economics resulting from the execution of a new agreement with our travel insurance provider, which was effective in 2008.

The increase in international other net revenue is due to an increase in travel insurance revenue, and to a lesser extent, an increase in advertising revenue. The increase in travel insurance revenue is largely due to the introduction of a new travel insurance product on one of our ebookers websites as well as higher attachment rates for travel insurance. Advertising revenue increased as a result of our continued efforts to seek out new opportunities to further monetize traffic on our websites.

Cost of Revenue

Our cost of revenue is primarily comprised of costs incurred to operate our customer service call centers, credit card processing fees incurred on our merchant bookings, ticketing and fulfillment costs, charge-backs, and connectivity and other processing costs. Cost of revenue increased $6 million, or 4%, to $163 million for the year ended December 31, 2008 from $157 million for the year ended December 31, 2007. The increase in cost of revenue was driven by an $8 million increase in affiliate commissions, a $4 million increase in GDS connectivity costs, a $3 million increase in charge-backs and a $1 million increase in credit card processing fees, partially offset by a $7 million decrease in customer service costs and a $3 million decrease in ticketing costs.

The increase in affiliate commissions was primarily due to the growth of our white label business. Higher transaction volume from our international locations primarily drove the increase in GDS connectivity costs. The increase in charge-backs was due primarily to an increase in fraudulent credit card usage at one of our international locations. We have installed new revenue protection software and instituted tighter security measures, and as a result, we experienced a significant decrease in these charge-backs towards the end of the second quarter of 2008 that continued through the remainder of the year. Growth in our merchant bookings resulted in higher credit card processing fees.

Lower domestic transaction volume primarily drove the decrease in customer service costs. Ticketing costs decreased during 2008 as the industry continued to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Selling, General and Administrative

Our selling, general and administrative expense is primarily comprised of wages and benefits, consulting and professional services fees, and data center and network communication costs. Selling, general and administrative expense decreased $29 million to $272 million for the year ended December 31, 2008 from $301 million for the year ended December 31, 2007.

During the year ended December 31, 2007, we recorded a one-time exit penalty of $13 million due to the early termination of an agreement and incurred $8 million of one-time audit and consulting fees in connection with our IPO and the post-IPO transition period. The absence of these costs in the year ended December 31, 2008 primarily drove the decrease in selling, general and administrative expense. In addition, our selling, general and administrative expense decreased by $14 million during the year ended December 31, 2008 due to a reduction in the present value of our liability under the tax sharing agreement, which primarily arose from a reduction in our effective state income tax rate (see Note 9 — Tax Sharing Liability of the Notes to the Consolidated Financial Statements). We also recorded an $8 million reduction to selling, general and administrative expense during the year ended December 31, 2008 compared to a $3 million reduction in the year ended December 31, 2007 for the insurance reimbursement of costs we previously incurred to defend hotel occupancy tax cases, which also contributed to the decrease. Selling, general and administrative expense also decreased $6 million primarily due to the capitalization of development costs during the year ended December 31, 2008 associated with the launch of our remaining ebookers’ websites onto the new technology platform in 2008.

These expense decreases were partially offset by a $6 million increase in our wages and benefits, a $4 million increase in our tax consulting costs, a $3 million increase in losses resulting from foreign currency fluctuations and a $4 million increase in other operating expenses. The increase in wages and benefits was primarily due to an increase in stock based compensation and higher staffing levels as we continue to build our hotel sourcing team and as we realize the full year impact of capabilities added in 2007 in the areas of finance and legal to undertake corporate-level functions previously provided by Travelport. A decrease due to the sale of our offline U.K. travel subsidiary in July 2007 (due to the inclusion of seven months of expense from that subsidiary in 2007) partially offset the increase in wages and benefits. We incurred higher tax consulting costs during the year ended December 31, 2008 as a result of the transition of the corporate tax function, which was previously provided by Travelport, to us.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising, and offline marketing costs, such as television, radio and print advertising. Our investment in online marketing is significantly greater than our investment in offline marketing. Marketing expense increased $8 million, or 3%, to $310 million for the year ended December 31, 2008 from $302 million for the year ended December 31, 2007.

The increase in marketing expense was driven by an increase in our international marketing expense, which increased $8 million, to $84 million for the year ended December 31, 2008 from $76 million for the year ended December 31, 2007. Higher online marketing costs for our international locations, driven by growth in transaction volume and higher cost per transaction, primarily drove this increase. A reduction in offline marketing costs at our international locations partially offset this increase. Offline marketing costs decreased due to a general shift in spending from offline to online marketing. In the prior year, we launched a new offline advertising campaign for our ebookers brand in the U.K., which did not continue into 2008. Our domestic marketing expense remained flat year over year, at $226 million for each of the years ended December 31, 2008 and December 31, 2007.

Depreciation and Amortization

Depreciation and amortization increased $9 million, or 16%, to $66 million for the year ended December 31, 2008 from $57 million for the year ended December 31, 2007. The increase in depreciation and amortization expense resulted from an increase in capitalized software placed in service, primarily related to the roll-out of our new technology platform in July 2007, and the acceleration of depreciation on certain assets whose useful lives were shortened during the year ended December 31, 2008.

Impairment of Goodwill and Intangible Assets

During the year ended December 31, 2008, in connection with our annual planning process, we lowered our long-term earnings forecast in response to changes in the economic environment, as described in the section entitled “Industry Trends” above. These factors, coupled with a prolonged decline in our market capitalization, indicated potential impairment of our goodwill, trademarks and trade names. Additionally, given the current environment, our distribution partners are under increased pressure to reduce their overall costs and could attempt to terminate or renegotiate their agreements with us on more favorable terms to them. These factors indicated that the carrying value of certain of our finite-lived intangible assets, specifically customer relationships, may not be recoverable. As a result, we performed an impairment test of our goodwill, indefinite-lived intangible assets and finite-lived intangible assets. Based on the testing performed, we recorded a non-cash impairment charge of $297 million, of which $210 million related to goodwill, $74 million related to trademarks and trade names and $13 million related to customer relationships (see Note 4 — Impairment of Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements). There was no impairment during the year ended December 31, 2007. Due to the current economic uncertainty and other factors, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

Interest Expense, Net

Interest expense decreased by $20 million, or 24%, to $63 million for the year ended December 31, 2008 from $83 million for the year ended December 31, 2007. The decrease in interest expense is primarily due to the repayment of $860 million of intercompany notes payable to Travelport and, to a lesser extent, the assignment of certain notes payable between subsidiaries of Travelport and our subsidiaries to us, both of which occurred in connection with the IPO. This decrease was offset in part by interest expense incurred on the $600 million term loan facility entered into concurrent with the IPO and the corresponding interest rate swaps entered into to hedge a portion of the variable interest payments on the term loan. An increase in interest expense accreted on the tax sharing liability and a decrease in capitalized interest on internal software development projects also partially offset the decrease in interest expense. During the year ended December 31, 2008 and December 31, 2007, $18 million and $15 million of the total interest expense recorded was non-cash, respectively.

(Benefit) Provision for Income Taxes

We recorded a tax benefit of $2 million for the year ended December 31, 2008 and a tax provision of $43 million for the year ended December 31, 2007. The tax benefit recorded during the year ended December 31, 2008 related to certain of our international subsidiaries. The amount of the tax benefit recorded during the year ended December 31, 2008 is disproportionate to the amount of pre-tax net loss incurred during the year primarily because we are not able to realize any tax benefits on the goodwill impairment charge recorded during the third quarter of 2008.

The tax provision recorded during the year ended December 31, 2007 was primarily due to a valuation allowance established in the third quarter of 2007 against $30 million of foreign net operating loss carryforwards, net of tax, related to portions of our U.K.-based business. This item was unique to 2007 and did not recur in 2008.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

	Year Ended December 31,
	2007	2006	$	%
	Successor	Combined	Change	Change
	(in millions)

Net revenue
Air	$375	$355	$20	6%
Non-air	394	314	80	25%
Other	90	83	7	8%

Total net revenue	859	752	107	14%
Cost and expenses
Cost of revenue	157	113	44	39%
Selling, general and administrative	301	303	(2)	(1)%
Marketing	302	277	25	9%
Depreciation and amortization	57	55	2	4%
Impairment of goodwill and intangible assets	—	122	(122)	(100)%

Total operating expenses	817	870	(53)	(6)%

Operating income (loss)	42	(118)	160	(136)%
Other (expense) income
Interest expense, net	(83)	(27)	(56)	207%
Other income, net	—	1	(1)	(100)%

Total other (expense)	(83)	(26)	(57)	219%
Loss before income taxes and minority interest	(41)	(144)	103	(72)%
Provision for income taxes	43	2	41	2050%
Minority interest, net of tax	1	—	1	**

Net loss	$(85)	$(146)	$61	(42)%

As a percent of net revenue
Cost of revenue	18%	15%
Selling, general and administrative expense	35%	40%
Marketing expense	35%	37%

**	Not meaningful.

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

Air.  Net revenue from air bookings increased $20 million, or 6%, to $375 million for the year ended December 31, 2007 from $355 million for the year ended December 31, 2006. Of this increase, $5 million was due to foreign currency fluctuations. In addition, $4 million of the increase in net revenue year-over-year was due to the impact of purchase accounting adjustments which resulted in a reduction in air net revenue for the year ended December 31, 2006. The remaining increase in net revenue from air bookings, after taking into account the impact of foreign currency fluctuations and purchase accounting adjustments, was $11 million.

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

An increase in air volume contributed $15 million to the overall remaining increase in international air net revenue. This increase helped offset an international decrease of $10 million driven by lower net revenue per air ticket. The lower net revenue per air ticket primarily resulted from an increase in mix of short-haul flights, the introduction of low cost carriers on our websites in Europe and decreased compensation from suppliers. The sale of our offline U.K. travel subsidiary in July 2007 reduced the overall growth in international air net revenue due to the inclusion of seven months of net revenue from that business in 2007 as compared to a full year in 2006.

Non-air.  Non-air net revenue is comprised of net revenue from hotel bookings, dynamic packaging (which may include a combination of travel products, such as air, hotel and car reservations), car bookings, cruise bookings and destination services. Net revenue from our non-air business increased $80 million, or 25%, to $394 million for the year ended December 31, 2007 from $314 million for the year ended December 31, 2006. Of this increase, $10 million was due to foreign currency fluctuations. In addition, net revenue increased $28 million year-over-year due to purchase accounting adjustments, which resulted in a reduction in our non-air net revenue of $4 million and $32 million for the years ended December 31, 2007 and 2006, respectively. The remaining increase in net revenue from non-air bookings, after taking into account the impact of foreign currency fluctuations and purchase accounting adjustments, was $42 million.

An increase in domestic hotel and dynamic packaging net revenue of $22 million and $10 million, respectively, primarily drove the domestic increase in non-air net revenue of $31 million. Domestic net revenue from hotel bookings increased due to higher net revenue per transaction, primarily driven by a shift in mix from retail to merchant, higher ADRs and a longer average length of stay. An increase in transaction volume and net revenue per transaction drove the increase in net revenue from dynamic packaging. These increases were partially offset by decreases in net revenue from car rentals and cruises.

An increase in international hotel and dynamic packaging net revenue of $10 million and $4 million, respectively, primarily drove the international increase in non-air net revenue of $11 million. This increase in international hotel and dynamic packaging net revenue was partially offset by decreases in net revenue from car rentals and cruises. The sale of our offline U.K. travel subsidiary in July 2007 reduced the overall growth in international non-air net revenue due to the inclusion of seven months of net revenue from that business in 2007 as compared to a full year in 2006.

Other.  Other net revenue is primarily comprised of advertising and travel insurance revenue and revenue from our hosting business. Other net revenue increased $7 million, or 8%, to $90 million for the year ended December 31, 2007 from $83 million for the year ended December 31, 2006. Of this increase, $1 million was due to foreign currency fluctuations. In addition, net revenue increased $1 million year-over-year due to purchase accounting adjustments, which resulted in a reduction in our other net revenue of $2 million and $3 million for the years ended December 31, 2007 and 2006, respectively. The remaining increase in other net revenue, after taking into account the impact of foreign currency fluctuations and purchase accounting adjustments, was $5 million.

The remaining increase in other net revenue is primarily due to a $10 million increase in domestic other net revenue, which is partially offset by a $5 million decrease in international other net revenue. The domestic increase is primarily attributed to an increase in travel insurance revenue, driven by higher air and dynamic vacation package volume, and to a lesser extent, higher net revenue per transaction. Domestic other net revenue further increased due to an increase in advertising revenue. The decrease in international other net revenue is primarily attributed to the sale of our offline U.K. travel subsidiary in July 2007 due to the inclusion of seven months of net revenue from that business in 2007 as compared to a full year in 2006.

Cost of Revenue

Our cost of revenue is primarily comprised of costs incurred to operate our customer service call centers, credit card processing fees incurred on our merchant bookings, ticketing costs, charge-backs, and connectivity and other processing costs. Cost of revenue increased $44 million, or 39%, to $157 million for the year ended December 31, 2007 from $113 million for the year ended December 31, 2006.

The increase in cost of revenue was driven by a $31 million increase in customer service costs, a $7 million increase in charge-backs and a $6 million increase in credit card processing fees. Higher domestic and international transaction volume, coupled with the opening of additional call centers, primarily resulted in higher customer service costs during the year ended December 31, 2007. The increase in charge-backs was due primarily to an increase in fraudulent credit card usage at one of our international locations during 2007. Growth in our merchant bookings resulted in higher credit card processing fees.

Selling, General and Administrative Expense

Our selling, general and administrative expense is primarily comprised of wages and benefits, consulting and professional services fees, and system maintenance and network communication costs. Selling, general and administrative expense decreased $2 million to $301 million during the year ended December 31, 2007 from $303 million for the year ended December 31, 2006. During the year ended December 31, 2007, we recorded a one-time exit penalty of $13 million due to the early termination of an agreement and incurred $8 million of one-time audit and consulting fees in connection with our IPO and the post-IPO transition period.

These expense increases were more than offset by a $16 million decrease in our wages and benefits, a $3 million decrease in our facilities expense, a $3 million decrease resulting from insurance reimbursements received and a $1 million decrease in other operating expenses. The decrease in wages and benefits was primarily due to the sale of our offline U.K. travel subsidiary in July 2007 (due to the inclusion of seven months of expense from that subsidiary in 2007 as compared to a full year of expense in 2006) and an overall reduction in head count at our international subsidiaries during 2007. The decrease in facilities costs is primarily due to a decrease in rent expense as a result of the relocation of our corporate office, and to a lesser extent, a reduction in our office space leased in the U.K. We recorded a $3 million reduction to selling, general and administrative expense during the year ended December 31, 2007 for the insurance reimbursement of costs we previously incurred to defend hotel occupancy tax cases. No such reimbursements were received in 2006.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising, and offline marketing costs, such as television, radio and print advertising. Our investment in online marketing is significantly greater than our investment in offline marketing. Marketing expense increased $25 million, or 9%, to $302 million for the year ended December 31, 2007 from $277 million for the year ended December 31, 2006.

Domestically, our marketing expense increased $13 million, to $226 million for the year ended December 31, 2007 from $213 million for the year ended December 31, 2006, which was primarily driven by an increase in online marketing costs. Our online marketing costs increased largely due to the growth in transactions sourced through online channels as well as an increase in the cost of key words which we bid on to drive customers to our websites. Internationally, our marketing expense increased $12 million, to $76 million for the year ended December 31, 2007 from $64 million for the year ended December 31, 2006, which was partially driven by an increase in online marketing expense due to the growth in transaction volume. We also incurred higher offline marketing costs due to the launch of a new marketing campaign in September 2007 to promote our ebookers brand in the U.K.

Depreciation and Amortization

Depreciation and amortization decreased $2 million, or 4%, to $57 million for the year ended December 31, 2007 from $55 million for the year ended December 31, 2006. The decrease in depreciation and amortization expense was primarily due to a change in the useful lives of certain assets as a result of purchase accounting applied in connection with the Blackstone Acquisition. Partially offsetting this decrease was an increase due to assets placed in service, primarily in connection with the roll out of our new technology platform in the U.K. and Ireland.

Impairment of Goodwill and Intangible Assets

Impairment of intangible assets decreased $122 million, or 100%, to $0 for the year ended December 31, 2007 from $122 million for the year ended December 31, 2006. We recorded a charge in the year ended December 31, 2006 for impairment of Predecessor goodwill and intangible assets. The impairment primarily related to a decline in ebookers’ fair value relative to its carrying value. This decline was the result of ebookers’ poor operating performance following its acquisition by Cendant due to various operational issues.

Interest Expense, Net

Interest expense increased by $56 million, or 207%, to $83 million for the year ended December 31, 2007 from $27 million for the year ended December 31, 2006. The increase in interest expense during the period was primarily attributable to $43 million of interest incurred on the $860 million of intercompany notes payable to Travelport. These notes were repaid in connection with the IPO (see Note 18 — Related Party Transactions of the Notes to Consolidated Financial Statements). The remaining increase was primarily due to $22 million of interest incurred on the $600 million term loan facility that we entered into in July 2007. Partially offsetting these increases in interest expense was $3 million of capitalized interest on internal software development and a decrease in imputed interest on the tax sharing liability of $4 million (see Note 2 — Summary of Significant Accounting Policies and Note 9 — Tax Sharing Liability of the Notes to Consolidated Financial Statements). For the years ended December 31, 2007 and 2006, $15 million and $27 million of the total interest expense recorded was non-cash, respectively.

Provision for Income Taxes

We recorded a tax provision of $43 million for the year ended December 31, 2007 and $2 million for the year ended December 31, 2006. The increase in our provision for income taxes was primarily due to a valuation allowance established against $30 million of foreign net operating loss carryforwards, net of tax, related to portions of our U.K.-based business (see Note 12 — Income Taxes of the Notes to Consolidated Financial Statements).

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 18 — Related Party Transactions of the Notes to Consolidated Financial Statements.

Seasonality

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and borrowings under our $85 million revolving credit facility. At December 31, 2008 and December 31, 2007, our cash and cash equivalents balances were $31 million and $25 million, respectively. We had $52 million and $84 million of availability under our revolving credit facility at December 31, 2008 (reflective of the effective reduction in total availability under our revolving credit facility in September 2008 as described below) and December 31, 2007, respectively, reflecting total available liquidity from cash and cash equivalents and our revolving credit facility of $83 million and $109 million at December 31, 2008 and 2007, respectively. Prior to our IPO, our financing needs were supported by Travelport. We also require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. As of December 31, 2008, substantially all of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement we entered into with Travelport in connection with the IPO, which has since been amended (the “Separation Agreement”). At December 31, 2008 and December 31, 2007, there were $67 million and $74 million of outstanding letters of credit issued by Travelport on our behalf, respectively.

Under our merchant model, customers generally pay us for reservations at the time of booking, which is in advance of their travel. We pay our suppliers at some later date, which is generally after the customer uses the reservation. Initially, we record these customer receipts as deferred income and accrued merchant payables. We recognize net revenue when customers use the reservation, and we pay our suppliers once we have received an invoice, which generally ranges from one to sixty days after customers use the reservation. The timing difference between the cash collected from our customers and payments to our suppliers impacts our operating cash flows and represents a source of liquidity for us. If our merchant model bookings grow, we expect to experience this positive impact on our operating cash flows. Conversely, if our merchant model bookings decline or there are changes to the model which reduce the time between the receipt of cash from our customers and payments to suppliers, these benefits would be reduced. Due to various factors, including a decline in our merchant bookings, the liquidity provided by cash flows from our merchant model bookings decreased in the fourth quarter of 2008 as compared to the fourth quarter of 2007.

The seasonal fluctuations in our business also affect the timing of our cash flows. Gross bookings are generally highest in the first and second calendar quarters as customers plan and purchase their spring and summer vacations. As a result, our cash receipts are generally highest in the first and second calendar quarters, and we generally use cash during the third and fourth calendar quarters to pay our suppliers. We expect this seasonal cash flow pattern to continue. However, changes in our business model could either increase or decrease the seasonal nature of our cash flows.

As of December 31, 2008, we had a working capital deficit of $258 million as compared to a deficit of $301 million as of December 31, 2007. Prior to our IPO, we operated with a working capital deficit primarily as a result of the cash management system used by Travelport to pool cash from all of its subsidiaries, including us, as well as the fact that certain operating cash flows generated by us were used to fund certain of our financing and investing activities, such as capital expenditures incurred for the development and implementation of our new technology platform.

The net proceeds we received from the initial public offering of our common stock and the $600 million term loan did not decrease this working capital deficit because those proceeds were used to repay $860 million of intercompany notes payable to affiliates of Travelport, to pay a $109 million dividend to an affiliate of Travelport and to settle other intercompany balances between us and Travelport that were generated prior to the IPO.

As a result, immediately following our IPO, we continued to have a working capital deficit. Because of this deficit, we use cash from customer transactions as well as borrowings under our revolving credit facility to fund our working capital requirements, including certain investing and financing commitments, such as capital expenditures and principal payments on our outstanding term loan, respectively.

Over time, we expect to decrease this deficit through continued growth in our business and the generation of positive cash flow from operations, which we expect to achieve by improving our operating efficiency, simplifying the way we do business and continuing to innovate.

We generated positive cash flow from operations for the years ended December 31, 2006 through 2008, despite experiencing net losses. Historically, we have incurred losses due to significant non-cash expenses, such as the impairment of goodwill and intangible assets. We utilize this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash needs. We invest cash flow from operations into our business. Historically, this cash flow has primarily financed the development and expansion of our new technology platform. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We expect annual cash flow from operations to remain positive in the foreseeable future. We intend to continue to use this cash flow to fund capital expenditures as well as other investing and financing activities, such as the repayment of debt. For the year ended December 31, 2009, we expect our capital expenditures to be between $45 million and $50 million.

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

We currently believe that cash flow generated from operations, cash on hand and availability under our revolving credit facility (despite having been effectively reduced) will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, in the future, our liquidity could be negatively impacted as a result of changes in our business model, changes to payment terms or other supplier-imposed requirements, lower than anticipated operating cash flows or other unanticipated events, such as unfavorable outcomes in our legal proceedings. For example, the liquidity provided by cash flows from our merchant model bookings could be negatively impacted if our suppliers, including credit card processors and hotels, changed their payment terms or imposed other requirements on us, such as requiring us to provide letters of credit or to establish cash reserves, or if our merchant model bookings declined as a result of current economic conditions or other factors.

If in the future, we require more liquidity than is available to us under our revolving credit facility, we may need to raise additional funds through debt or equity offerings. In the event additional financing is required, our ability to raise third-party debt may be limited by the covenants and restrictions under our senior secured credit agreement (see “Financing Arrangements” below) and may require the consent of Travelport pursuant to the terms of our certificate of incorporation. In addition, financing may not be available to us at all or may not be available to us at favorable terms, particularly in the wake of the current economic environment. We may raise additional funds through the issuance of equity securities, which could result in potential dilution of our stockholders’ equity. However, any such issuance may require the consent of Travelport and our other shareholders. Furthermore, if we require letters of credit in excess of the $75 million available under the facility provided by Travelport or if we require letters of credit denominated in foreign currencies and are unable to obtain these letters of credit, we would be required to issue such letters of credit under our revolving credit facility, which could, depending upon the amount, substantially reduce available liquidity.

Cash Flows

Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

			Period from	Period from
	Year Ended	Year Ended	August 23, 2006 to	January 1, 2006 to
	December 31, 2008	December 31, 2007	December 31, 2006	August 22, 2006
	Successor	Successor	Successor	Predecessor
	(in millions)
Beginning cash and cash equivalents	$25	$18	$26	$28

Cash provided by (used in):
Operating activities	76	69	39	121
Investing activities	(58)	(80)	(29)	(54)
Financing activities	(8)	13	(7)	(70)
Effect of changes in exchange rates on cash and cash equivalents	(4)	5	(11)	1

Net increase (decrease) in cash and cash equivalents	6	7	(8)	(2)

Ending cash and cash equivalents	$31	$25	$18	$26

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Operating Activities

Cash provided by operating activities consists of net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $76 million for the year ended December 31, 2008 compared to $69 million for the year ended December 31, 2007. The increase in operating cash flows was largely driven by a $48 million decrease in cash interest expense due to the repayment of intercompany notes to Travelport in connection with the IPO, offset in part by a $22 million increase in cash interest expense incurred on our $85 million revolving credit facility, the $600 million term loan and the corresponding interest rate swaps entered into to hedge a portion of the variable interest payments on the term loan. Accrued expenses drove an additional $25 million increase in operating cash flows. This increase was primarily driven by the timing of payments of domestic accrued marketing expenditures. The remaining increase in operating cash flows during the year ended December 31, 2008 was primarily due to the overall growth of our operations.

The cash flow increases discussed above were partially offset by a $23 million decrease in accounts payable, driven largely by timing of payments, as a result of changes in our payment mechanisms and cash management policies following our IPO. A $35 million decrease in accrued merchant payables and an $8 million decrease in deferred income also offset the cash flow increases. These decreases were primarily driven by a decrease in transaction volume, particularly for hotel bookings, during the fourth quarter of 2008. The cash flow increases above were further offset by changes in other operating assets and liabilities.

Investing Activities

Cash flow used in investing activities decreased $22 million, to $58 million for the year ended December 31, 2008 from $80 million for the year ended December 31, 2007. The decrease in cash flow used in investing activities is primarily due to the sale of an offline U.K. travel subsidiary in July 2007. The sale of this subsidiary resulted in a $31 million reduction in cash due to the buyer’s assumption of this subsidiary’s cash balance at the time of sale, partially offset by the cash proceeds we received for the sale of the subsidiary.

This decrease in cash flow used in investing activities is partially offset by a $5 million increase in capital expenditures as well as the absence of the receipt of proceeds from asset sales during 2008. We received $4 million of cash proceeds from asset sales during 2007.

Financing Activities

Cash flow used in financing activities for the year ended December 31, 2008 was $8 million compared to $13 million of cash flow provided by financing activities for the year ended December 31, 2007. The decrease in cash flow provided by financing activities of $21 million is partially due to the absence of net proceeds received from the IPO and the $600 million term loan facility entered into concurrent with the IPO, offset in part by repayments of the intercompany notes to Travelport, a dividend paid to Travelport in connection with the IPO and net cash distributed to and received from Travelport in 2007 prior to the IPO. Following our IPO, we are no longer required to distribute available cash to Travelport. Cash flow used in financing activities increased largely due to $20 million of payments made under the tax sharing agreement with the Founding Airlines, a $5 million increase in principal payments made on the $600 million term loan facility and $1 million of payments made to satisfy employee minimum tax withholding obligations upon vesting of equity-based awards during the year ended December 31, 2008. The decrease in cash flow provided by financing activities is offset in part by a $19 million increase in borrowings made under our revolving credit facility during the year ended December 31, 2008 and a $1 million decrease in capital lease payments.

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

Investing Activities

Cash flow used in investing activities decreased $3 million, to $80 million for the year ended December 31, 2007 from $83 million for the year ended December 31, 2006. The decrease in cash used in investing activities is due in part to a $30 million decrease in capital expenditures as well as the receipt of $4 million of cash proceeds from asset sales during 2007. This decrease was offset in part by the impact of the sale of an offline U.K. travel subsidiary in July 2007. The sale of this subsidiary resulted in a $31 million reduction in cash primarily due to the buyer’s assumption of this subsidiary’s cash balance at the time of sale, partially offset by the cash proceeds we received for the sale.

Financing Activities

Cash flow provided by financing activities for the year ended December 31, 2007 was $13 million compared to cash flow used in financing activities of $77 million for the year ended December 31, 2006. The increase in cash flow provided by financing activities was primarily due to the net proceeds received from the IPO and the $600 million term loan facility entered into concurrent with the IPO, offset in part by repayments of the intercompany notes to Travelport, a dividend paid to Travelport in connection with the IPO and an increase in cash distributed to Travelport in 2007 prior to the IPO.

Financing Arrangements

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”). The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At December 31, 2008 and December 31, 2007, $593 million and $599 million was outstanding on the Term Loan, respectively, and $21 million and $1 million was outstanding on the Revolver, respectively.

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

The Credit Agreement requires us not to exceed a maximum total leverage ratio, which declines over the term of the agreement, and to maintain a minimum fixed charge coverage ratio, each as defined in the Credit Agreement. If we fail to comply with these covenants and we are unable to obtain a waiver or amendment, our lenders could accelerate the maturity of all amounts borrowed under our term loan and revolving credit facility and could proceed against the collateral securing this indebtedness. We are permitted, however, to cure any such failure by issuing equity to certain permitted holders, as defined in the Credit Agreement, which include The Blackstone Group and certain of its affiliates. The amount of the net cash proceeds received from this equity issuance would then be applied to increase consolidated EBITDA, as defined in the Credit Agreement and on which the covenant calculations are based, for the applicable quarter. As of December 31, 2008, we were in compliance with these covenants.

In addition, beginning in the first quarter of 2009, we are required to make mandatory prepayments on the Term Loan annually in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Mandatory prepayments are applied, in order of maturity, to the scheduled quarterly term loan principal payments. Based on our cash flow for the year ended December 31, 2008, we are not required to make a mandatory prepayment in the first quarter of 2009. The potential amount of mandatory prepayments that will be required beyond the first quarter of 2009 is not reasonably estimable as of December 31, 2008.

As a wholly owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At December 31, 2008 and December 31, 2007, there were $67 million and $74 million of letters of credit issued by Travelport on our behalf, respectively. Under the Separation Agreement, Travelport has agreed to issue U.S. Dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75 million through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

Financial Obligations

Commitments and Contingencies

We and certain of our affiliates are parties to cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes. We believe that we have meritorious defenses and we are vigorously defending against these claims (see Note 11 — Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our consolidated statements of operations for reimbursements received of $8 million and $3 million for the years ended December 31, 2008 and December 31, 2007, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of December 31, 2008, we have not recognized a reduction to selling, general and administrative expense in our consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)

Term Loan (a)	$6	$6	$6	$6	$6	$563	$593
Revolver (a)	—	—	—	—	21	—	21
Interest (b)	35	25	20	20	20	11	131
Contract exit costs (c)	4	5	4	2	1	1	17
Operating leases	6	6	5	4	4	25	50
Travelport GDS contract (d)	45	20	20	20	20	20	145
Tax sharing liability (e)	15	18	21	17	18	137	226
Telecommunications service agreement	1	2	—	—	—	—	3
Software license agreement	9	9	—	—	—	—	18

Total contractual obligations (f)	$121	$91	$76	$69	$90	$757	$1,204

(a)	In July 2007, concurrent with the IPO, we entered into the $685 million Credit Agreement consisting of the seven-year $600 million Term Loan and the six-year $85 million Revolver. The Term Loan and Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. The amounts shown in the table above represent future payments under the Term Loan and Revolver (see Note 8 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements). However, the timing of the future payments shown in the table above could change with respect to the Term Loan, as beginning in the first quarter of 2009, we are required to make mandatory prepayments on the Term Loan annually in an amount up to 50% of the prior year’s excess cash flow, as defined in the

Credit Agreement. Mandatory prepayments are applied, in order of maturity, to the scheduled quarterly term loan principal payments. Based on our cash flow for the year ended December 31, 2008, we are not required to make a mandatory prepayment in the first quarter of 2009. The potential amount of mandatory prepayments that will be required beyond the first quarter of 2009 is not reasonably estimable as of December 31, 2008. As a result, the table above excludes mandatory prepayments that could be required under the Term Loan beyond the first quarter of 2009.

(b)	Represents estimated interest payments on the variable portion of the Term Loan based on the one-month LIBOR as of December 31, 2008 and fixed interest payments under interest rate swaps.

(c)	Represents costs due to the early termination of an agreement.

(d)	The Travelport GDS service agreement is structured such that we earn incentive revenue for each segment that is processed through Galileo or Worldspan. The agreement also required us to process 38 million segments during 2008, 16 million segments through Worldspan and 22 million segments through Galileo. The required number of segments processed in future years for Worldspan remains fixed at 16 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed in the preceding year. In 2009, we are required to process approximately 20 million segments through Galileo. Our failure to process the required number of segments would result in a shortfall payment of $1.25 per segment below the required minimum. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan, as well as shortfall payments required if we do not process any segments through Galileo during the year ended December 31, 2009. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict shortfall payments that may be required by the agreement beyond 2009. If we meet the minimum number of segments, we are not required to make payments of any kind to Galileo or Worldspan (see Note 18 — Related Party Transactions of the Notes to Consolidated Financial Statements). No payments were made to Travelport in 2008 related to the required minimum segments.

(e)	We expect to make approximately $226 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 9 — Tax Sharing Liability of the Notes to Consolidated Financial Statements).

(f)	Excluded from the above table are $6 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At December 31, 2008 and December 31, 2007, there were $3 million and $3 million of surety bonds outstanding, respectively, and $2 million and $6 million of bank guarantees outstanding, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. An accounting policy is considered to be critical if it meets the following two criteria:

•	the policy requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; and

•	different estimates that reasonably could have been used or changes in the estimates that are reasonably likely to occur from period to period would have a material impact on our consolidated financial statements.

We believe that the estimates and assumptions used when preparing our consolidated financial statements were the most appropriate at that time. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We have discussed these estimates with our Audit Committee.

Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect our reported results. Although we believe these policies to be the most critical, other accounting policies also have a significant effect on our consolidated financial statements and certain of these policies may also require the use of estimates and assumptions (see Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements).

Revenue Recognition

We record revenue based on SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” We recognize revenue when it is earned and realizable, when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We record revenue earned net of all amounts paid to our suppliers under both our retail and merchant models, in accordance with the criteria established in Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

We offer customers the ability to book airline, hotel, car rental and other travel reservations through our various brands, including Orbitz, CheapTickets, ebookers, HotelClub and RatesToGo. These products and services are made available to our customers for booking on a stand-alone basis or as part of a dynamic vacation package. We have two primary types of contractual arrangements with our vendors, which we refer to herein as the “retail” and “merchant” models.

Under the retail model, we pass reservations booked by our customers to the travel supplier for a commission. We also charge our customers a service fee for booking the travel reservation. Under this model, we do not take on credit risk with travelers; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and we have no discretion in the selection of the service supplier.

We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and we have no further obligations to our customers. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively, net of an allowance for cancelled reservations. The timing of recognition is different for retail hotel and retail car transactions than for retail air travel because unlike air travel where the reservation is secured by a customer’s credit card at booking, car rental bookings and hotel bookings are not secured by a customer’s credit card until the pick-up date and check-in date, respectively. Allowances for cancelled reservations primarily relate to cancellations that do not occur through our website, but instead occur directly through the supplier of the travel product. The amount of the allowance is determined based on our historical experience. The majority of commissions earned under the retail model are based upon contractual agreements.

Under the merchant model, we provide customers the ability to book the travel reservation, and we contract with various suppliers that provide the travel products needed to fulfill the reservation. We generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges for that travel product. We also charge our customers a service fee for booking the travel reservation. Customers generally pay for reservations in advance, at the time of booking. Initially, we record these advance payments as deferred income and accrued merchant payables. In this model, we do not take on credit risk with travelers, however we are subject to fraud risk; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room, or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer is responsible for the selection of the service supplier.

We recognize net revenue under the merchant model when we have no further obligations to our customers. For merchant air transactions, this is at the time of booking. For merchant hotel transactions and merchant car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively. This timing is different for merchant air travel because our primary service to the customer is fulfilled at the time of booking.

We accrue for the cost of merchant hotel and merchant car transactions based on amounts we expect to be invoiced by suppliers. If we do not receive an invoice within a certain period of time, generally within six months, or the invoice received is less than the accrued amount, we may reverse a portion of the accrued cost when we determine it is not probable that we will be required to pay the supplier, based on our historical experience and contract terms. This would result in an increase in net revenue and a decrease to the accrued merchant payable.

Dynamic vacation packages offer customers the ability to book a combination of travel products. For example, travel products booked in a dynamic vacation package may include a combination of air, hotel and car reservations. We recognize net revenue for the entire package when customers use the reservation, which generally occurs on the same day for each travel product included in the dynamic vacation package.

Under both the retail and merchant models, we recognize revenue for service fees charged to customers for booking travel reservations. This revenue is recognized at the time we recognize the net revenue for the corresponding travel product. We also may receive override commissions from suppliers if we meet certain contractual volume thresholds. These commissions are recognized when the amount of the commissions becomes fixed or determinable, which is generally upon notification by the respective travel supplier.

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

Impairment of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including property and equipment and finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be recoverable pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows to be generated from these assets, on an undiscounted basis. If this analysis indicates that the carrying value of an asset is not recoverable, the carrying value is reduced to fair value through an impairment charge in our consolidated statements of operations. The evaluation of long-lived assets for impairment requires assumptions about operating strategies and estimates of future cash flows. An estimate of future cash flows requires us to assess current and projected market conditions as well as operating performance. A variation of the assumptions used could lead to a different conclusion regarding the recoverability of an asset and could have a significant effect on our consolidated financial statements.

Goodwill and Other Intangibles

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment. We perform our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, subsequent to the completion of our annual planning process.

We assess goodwill for possible impairment using a two-step process. The first step is used to identify if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Application of the goodwill impairment test requires management’s judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. We estimate the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of the testing date. The market approach is a valuation method in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. Under the market approach, the valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Variations of the income approach are used to estimate certain of the intangible asset fair values.

Our trademarks and trade names are indefinite-lived intangible assets. We test these assets for impairment by comparing their carrying value to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible asset, then the carrying value is reduced to fair value through an impairment charge recorded to our consolidated statement of operations. We use a market or income valuation approach, as described above, to estimate fair values of the relevant trademarks and trade names.

Our testing for impairment involves estimates of our future cash flows, which requires us to assess current and projected market conditions as well as operating performance. Our estimates may differ from actual cash flows due to changes in our operating performance, capital structure or requirements for operating and capital expenditures as well as changes to general economic conditions and the travel industry in particular. We must also make estimates and judgments in the selection of a discount rate that reflects the risk inherent in those future cash flows. The impairment analysis may also require certain assumptions about other businesses with limited financial histories. A variation of the assumptions used could lead to a different conclusion regarding the carrying value of an asset and could have a significant effect on our consolidated financial statements.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the combined federal and state effective tax rates that are applicable to us in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Increases to the valuation allowance are recorded as increases to the provision for income taxes. Under the current standard, to the extent that any valuation allowances established in purchase accounting are reduced, these reductions are recorded as adjustments to goodwill rather than to the provision for income taxes. Beginning January 1, 2009, these reductions will be recorded through our statement of operations as a result of our adoption of SFAS No. 141(R), “Business Combinations.” The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income. A change in our estimate of future taxable income may require an increase or decrease to the valuation allowance.

The Predecessor’s operations were included in the consolidated U.S. federal income tax return of Cendant up to the date of the Blackstone Acquisition, which occurred on August 23, 2006. In addition, the Predecessor has filed consolidated, combined and unitary state income tax returns with Cendant in jurisdictions where required or permitted. However, the provision for income taxes was computed as if the Predecessor filed its U.S. federal, state and foreign income tax returns on a standalone basis (i.e., on a “Separate Company” basis). To the extent that the Predecessor’s Separate Company income tax payable, if any, relates to a period in which it was included in Cendant’s U.S. federal and state income tax returns, any such income tax payable is included in other current liabilities on our consolidated balance sheets. Furthermore, the Separate Company deferred tax assets and liabilities related to the Predecessor’s operations are based upon estimated differences between the book and tax basis of the assets and liabilities for the Predecessor as of August 22, 2006 and prior balance sheet dates. The Successor’s deferred tax assets and liabilities may be adjusted in connection with the finalization of Cendant’s prior years’ income tax returns, or in connection with the final settlement of the consequences of the separation of Cendant into four independent companies.

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

For the period January 1, 2007 to February 7, 2007, the operations of Travelport were included in the consolidated U.S. federal and state income tax returns for the year ended December 31, 2007 for Orbitz Worldwide, Inc. and its subsidiaries. However, the provision for income taxes was computed as if we filed our U.S. federal, state and foreign income tax returns on a Separate Company basis without the inclusion of the operations of Travelport. Furthermore, the Separate Company deferred tax assets and liabilities have been calculated using our tax rates on a Separate Company basis. The deferred tax assets and liabilities are based upon estimated differences between the book and tax bases of our assets and liabilities as of December 31, 2007. Our tax assets and liabilities may be adjusted in connection with the ultimate finalization of Travelport’s income tax returns.

For the year ended December 31, 2008, the provision for U.S. federal, state and foreign income taxes and the calculation of the deferred tax assets and liabilities were based solely on the operations of Orbitz Worldwide, Inc. and its subsidiaries.

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

We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in timing of payments and tax rates, that could materially affect the present value of the tax sharing liability. Although the expected gross remaining payments that may be due under this agreement are $226 million as of December 31, 2008, the timing of payments may change. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our consolidated balance sheets and interest expense in our consolidated statements of operations.

The valuation of the tax sharing liability requires us to make certain estimates in projecting the quarterly depreciation and amortization benefit we expect to receive, as well as the associated effective income tax rates. The estimates require certain assumptions as to our future operating performance and taxable income, the tax rate, the timing of tax payments, current and projected market conditions, and the applicable discount rate. The discount rate assumption is based on our weighted average cost of capital at the time of the Blackstone Acquisition, which was approximately 12%. A variation of the assumptions used could lead to a different conclusion regarding the carrying value of the tax sharing liability and could have a significant effect on our consolidated financial statements.

Equity-Based Compensation

In accordance with SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”), we measure equity-based compensation cost at fair value and recognize the corresponding compensation expense on a straight-line basis over the service period during which awards are expected to vest. We include equity-based compensation expense in the selling, general and administrative line of our consolidated statements of operations. The fair value of restricted stock and restricted stock units is determined based on the average of the high and low price of our common stock on the date of grant. The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model, which incorporates a number of variables, some of which are based on estimates and assumptions. These variables include stock price, exercise price, expected life, expected volatility, dividend yield, and the risk-free rate. Stock price and exercise price are set at fair value on the date of grant. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method,” as defined in the SEC Staff Accounting Bulletin No. 110, “Shared-Based Payments.” The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options.

The amount of equity-based compensation expense recorded each period is net of estimated forfeitures. We estimate forfeitures based on historical employee turnover rates, the terms of the award issued and assumptions regarding future employee turnover. We periodically perform an analysis to determine if estimated forfeitures are reasonable based on actual facts and circumstances, and adjustments are made as necessary. If our estimates differ significantly from actual results, our consolidated financial statements could be materially affected.

Internal Use Software

We capitalize the costs of software developed for internal use in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and EITF Issue No. 00-2, “Accounting for Website Development Costs.” Capitalization commences when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Amortization commences when the software is placed into service. We also capitalize interest on internal software development projects in accordance with SFAS No. 34, “Capitalization of Interest Cost,” and SOP 98-1. The amount of interest capitalized is computed by applying our weighted average borrowing rate to the average amount of accumulated expenditures in the period. The determination of costs to be capitalized as well as the useful life of the software requires us to make estimates and judgments.

Recently Issued Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

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

Transaction Exposure

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily hedge our foreign currency exposure to the British pound, Euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. Substantially all of the forward contracts utilized by us do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result, any fluctuations in the value of these forward contracts are recognized in our consolidated statements of operations as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31, 2008 and December 31, 2007, we had outstanding foreign currency forward contracts with net notional values equivalent to approximately $61 million and $15 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated balance sheets at December 31, 2008 and 2007 was a net translation loss of $9 million and $2 million, respectively. This loss is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

Our Term Loan and Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $400 million as of December 31, 2008 to hedge fluctuations in LIBOR (see Note 14 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used December 31, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $5 million at December 31, 2008 compared to $6 million at December 31, 2007. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical change in market rates of interest on interest expense would be almost nil at December 31, 2008 compared to $3 million at December 31, 2007.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Orbitz Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Orbitz Worldwide, Inc. and subsidiaries (for all periods the “Company”) (the “Successor”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, comprehensive loss, and shareholders’ equity for the years ended December 31, 2008 and 2007, and the period from August 23, 2006 through December 31, 2006. We have also audited the combined consolidated statements of operations, comprehensive loss, invested equity, and cash flows of the Company reflecting its ownership by Cendant Corporation prior to the acquisition by affiliates of The Blackstone Group and Technology Crossover Ventures of Palo Alto, California on August 23, 2006 (the “Predecessor”) for the period from January 1, 2006 through August 22, 2006. Our audits also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orbitz Worldwide, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, and the period from August 23, 2006 through December 31, 2006, and such combined consolidated financial statements of the Predecessor present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2006 through August 22, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the financial statements presented for periods prior to August 23, 2006 include the results of operations and cash flows for the Company on a predecessor basis reflecting the ownership by Cendant Corporation. The Successor and Predecessor are comprised of the assets and liabilities of the business-to-consumer travel businesses of Travelport Limited and Cendant Corporation, respectively. As a result, the consolidated financial statements include allocations which may not be indicative of the actual revenues and expenses that would have been reported had the Company operated as a separate entity apart from Travelport Limited or Cendant Corporation in the periods prior to the Company’s initial public offering on July 25, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Chicago, Illinois
March 9, 2009

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

			Period from	Period from
	Year Ended	Year Ended	August 23, 2006 to	January 1, 2006 to
	December 31, 2008	December 31, 2007	December 31, 2006	August 22, 2006
	Successor	Successor	Successor	Predecessor
Net revenue	$870	$859	$242	$510
Cost and expenses
Cost of revenue	163	157	38	75
Selling, general and administrative	272	301	112	191
Marketing	310	302	89	188
Depreciation and amortization	66	57	18	37
Impairment of goodwill and intangible assets	297	—	—	122

Total operating expenses	1,108	817	257	613

Operating (loss) income	(238)	42	(15)	(103)
Other (expense) income Interest expense, net	(63)	(83)	(9)	(18)
Other income, net	—	—	—	1

Total other (expense)	(63)	(83)	(9)	(17)

Loss before income taxes and minority interest	(301)	(41)	(24)	(120)
(Benefit) provision for income taxes	(2)	43	1	1
Minority interest, net of tax	—	1	—	—

Net loss	$(299)	$(85)	$(25)	$(121)

		Period from
	Year Ended	July 18, 2007 to
	December 31, 2008	December 31, 2007

Net loss	$(299)	$(42)

Net loss per share — basic and diluted:
Net loss per share	$(3.58)	$(0.51)

Weighted average shares outstanding	83,342,333	81,600,478

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Successor
	December 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$31	$25
Accounts receivable (net of allowance for doubtful accounts of $1 and $2, respectively)	58	60
Prepaid expenses	17	16
Security deposits	—	8
Deferred income taxes, current	6	3
Due from Travelport, net	10	—
Other current assets	6	9

Total current assets	128	121
Property and equipment, net	190	184
Goodwill	949	1,181
Trademarks and trade names	232	313
Other intangible assets, net	34	68
Deferred income taxes, non-current	9	12
Other non-current assets	48	46

Total Assets	$1,590	$1,925

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37	$37
Accrued merchant payable	205	218
Accrued expenses	106	121
Deferred income	23	28
Due to Travelport, net	—	8
Term loan, current	6	6
Other current liabilities	9	4

Total current liabilities	386	422
Term loan, non-current	587	593
Line of credit	21	1
Tax sharing liability	109	114
Unfavorable contracts	13	17
Other non-current liabilities	36	40

Total Liabilities	1,152	1,187

Commitments and contingencies (see Note 11)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 83,345,437 and 83,107,909 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 18,055 and 8,852 shares held, respectively	—	—
Additional paid in capital	908	894
Accumulated deficit	(450)	(151)
Accumulated other comprehensive (loss) (net of accumulated tax benefit of $2 and $2, respectively)	(21)	(6)

Total Shareholders’ Equity	438	738

Total Liabilities and Shareholders’ Equity	$1,590	$1,925

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

			Period from	Period from
			August 23,	January 1,
	Year Ended	Year Ended	2006 to	2006 to
	December 31,	December 31,	December 31,	August 22,
	2008	2007	2006	2006
	Successor	Successor	Successor	Predecessor
Operating activities:
Net loss	$(299)	$(85)	$(25)	$(121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66	57	18	37
Impairment of goodwill and intangible assets	297	—	—	122
Non-cash revenue	(3)	(7)	(3)	(8)
Non-cash interest expense	18	15	9	18
Deferred income taxes	(4)	38	2	(16)
Stock compensation	15	8	2	4
Provision for bad debts	—	2	—	1
Income allocated to minority interests	—	1	—	—
Deconsolidation of minority interests	—	(7)	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	(2)	8	(12)
Deferred income	—	8	11	15
Due to/from Travelport, net	(5)	2	—	—
Accounts payable, accrued merchant payable, accrued expenses and other current liabilities	—	38	12	119
Other	(9)	1	5	(38)

Net cash provided by operating activities	76	69	39	121

Investing activities:
Property and equipment additions	(58)	(53)	(28)	(55)
Proceeds from sale of business, net of cash assumed by buyer	—	(31)	—	—
Investments	—	—	(1)	1
Proceeds from asset sales	—	4	—	—

Net cash (used in) investing activities	(58)	(80)	(29)	(54)

Financing activities:
Proceeds from initial public offering, net of offering costs	—	477	—	—
Proceeds from issuance of debt, net of issuance costs	—	595	—	—
Repayment of note payable to Travelport	—	(860)	—	—
Dividend to Travelport	—	(109)	—	—
Capital contributions from Travelport	—	25	—	—
Capital lease and debt payments	(7)	(3)	—	(3)
Advances to Travelport	—	(113)	(7)	(36)
Payment to satisfy employee tax withholding obligations upon vesting of equity-based awards	(1)	—	—	—
Payments on tax sharing liability	(20)	—	—	(31)
Proceeds from line of credit	69	152	—	—
Payments on line of credit	(49)	(151)	—	—

Net cash (used in) provided by financing activities	(8)	13	(7)	(70)

Effects of changes in exchange rates on cash and cash equivalents	(4)	5	(11)	1

Net increase (decrease) in cash and cash equivalents	6	7	(8)	(2)
Cash and cash equivalents at beginning of period	25	18	26	28

Cash and cash equivalents at end of period	$31	$25	$18	$26

Supplemental disclosure of cash flow information:
Income tax (refunds) payments, net	$(2)	$11	$3	$6
Cash interest payments, net of capitalized interest of $1, $3, $0, and $0, respectively	$47	$74	—	$4
Non-cash investing activity:
Capital expenditures incurred not yet paid	$2	$4	—	—
Non-cash allocation of purchase price related to the Blackstone Acquisition	—	$7	$1,290	—
Non-cash financing activity:
Non-cash capital contributions and distributions to Travelport	—	$(814)	—	—
Non-cash forgiveness of receivable from Cendant	—	—	—	$(67)
Non-cash use of tax benefits by Cendant	—	—	—	$10

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

			Period from	Period from
	Year Ended	Year Ended	August 23, 2006 to	January 1, 2006 to
	December 31,	December 31,	December 31,	August 22,
	2008	2007	2006	2006
	Successor	Successor	Successor	Predecessor
Net loss	$(299)	$(85)	$(25)	$(121)
Other comprehensive (loss) income, net of income taxes
Currency translation adjustment	(7)	(4)	2	(32)
Unrealized (losses) on floating to fixed interest rate swaps (net of tax benefit of $0, $2, $0 and $0, respectively)	(8)	(4)	—	—

Other comprehensive (loss) income	(15)	(8)	2	(32)

Comprehensive (loss)	$(314)	$(93)	$(23)	$(153)

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INVESTED EQUITY/SHAREHOLDERS’ EQUITY
(in millions)

						Accumulated Other Comprehensive Income (Loss)		Total
	Cendant or					Net Unrealized Gains (Losses) from		Invested
	Travelport			Additional		Interest	Foreign	Equity/
	Net	Common Stock		Paid in	Accumulated	Rate	Currency	Shareholders’
	Investment	Shares	Amount	Capital	Deficit	Swaps	Translation	Equity

Predecessor
Balance as of December 31, 2005	$1,418	—	—	—	—	—	$6	$1,424
Non-cash forgiveness of receivable from Cendant	(67)	—	—	—	—	—	—	(67)
Use of income tax benefits by Cendant	10	—	—	—	—	—	—	10
Net loss	(121)	—	—	—	—	—	—	(121)
Other comprehensive loss, net of tax benefit of $0	—	—	—	—	—	—	(32)	(32)

Balance as of August 22, 2006	$1,240	—	—	—	—	—	$(26)	$1,214

Successor
Balance as of August 23, 2006	$1,290	—	—	—	—	—	—	$1,290
Net loss	(25)	—	—	—	—	—	—	(25)
Other comprehensive income, net of tax benefit of $0	—	—	—	—	—	—	$2	2

Balance at December 31, 2006	1,265	—	—	—	—	—	2	1,267
Capital distribution to Travelport and other, net	(841)	—	—	—	—	—	—	(841)
Issuance of common stock to Travelport in connection with Reorganization	(381)	49	$1	$380	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs	—	34	—	477	—	—	—	477
Dividend paid to Travelport	—	—	—	—	$(109)	—	—	(109)
Contributions from Travelport	—	—	—	30	—	—	—	30
Amortization of equity-based compensation awards granted to employees, net of payments to satisfy employee tax withholding obligations upon vesting	—	—	—	7	—	—	—	7
Net loss from January 1, 2007 through July 17, 2007	(43)	—	—	—	—	—	—	(43)
Net loss from July 18, 2007 through December 31, 2007	—	—	—	—	(42)	—	—	(42)
Other comprehensive loss, net of tax benefit of $2	—	—	—	—	—	$(4)	(4)	(8)

Balance at December 31, 2007	—	83	1	894	(151)	(4)	(2)	738
Net loss	—	—	—	—	(299)	—	—	(299)
Amortization of equity-based compensation awards granted to employees, net of payments to satisfy employee tax withholding obligations upon vesting	—	—	—	14	—	—	—	14
Other comprehensive loss, net of tax benefit of $0	—	—	—	—	—	(8)	(7)	(15)

Balance at December 31, 2008	—	83	$1	$908	$(450)	$(12)	$(9)	$438

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”). We refer to this acquisition as the “Blackstone Acquisition.”

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and Travel Acquisition Corporation Pty. Ltd. (“HotelClub”) and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of our initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At December 31, 2008 and December 31, 2007, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially owned approximately 58% and 59% of our outstanding common stock, respectively.

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

Basis of Presentation

The accompanying consolidated financial statements present the accounts of Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc. These entities became wholly owned subsidiaries of ours as part of an intercompany restructuring that was completed on July 18, 2007 (the “Reorganization”) in connection with the IPO. Prior to the IPO, these entities had operated as indirect, wholly-owned subsidiaries of Travelport. Travelport is beneficially owned by affiliates of Blackstone, TCV and One Equity Partners.

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

The accompanying consolidated financial statements present separately our financial position, results of operations, cash flows, comprehensive loss and changes in equity on a “Successor” basis (reflecting Travelport’s ownership of us) and “Predecessor” basis (reflecting Cendant’s ownership of us). Our financial

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information has been separated by a vertical line on the face of the consolidated financial statements to identify these different bases of accounting.

The legal entity of Orbitz Worldwide, Inc. was formed in connection with the Reorganization, and prior to the Reorganization there was no single capital structure upon which to calculate historical loss per share information. Accordingly, loss per share information is not presented on our consolidated statements of operations for periods prior to the Reorganization.

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

On July 5, 2007, we sold Tecnovate, an Indian services organization, to Travelport. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised (“FIN 46(R)”), we continued to consolidate the results of operations of Tecnovate following this sale since we were the primary beneficiary of this variable interest entity (“VIE”). Our variable interest was the result of the terms of a contractual relationship we had with Tecnovate.

On December 3, 2007, Travelport subsequently sold Tecnovate, at which time we were no longer considered the primary beneficiary of this VIE. Accordingly, minority interest is reported in our consolidated financial statements for the period from July 5, 2007 to December 3, 2007 since although we were the primary beneficiary of Tecnovate, we did not have an ownership interest in the VIE. We no longer consolidate the results of operations of Tecnovate following the sale on December 3, 2007 (see Note 18 — Related Party Transactions for further information).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our significant estimates include assessing the collectability of accounts receivable, sales allowances, the realization of deferred tax assets, amounts that may be due under the tax sharing agreement, the fair value of assets and liabilities acquired in business combinations, and impairment of tangible and intangible assets. Actual results could differ from our estimates.

Foreign Currency Translation

Balance sheet accounts of our operations outside of the U.S. are translated from foreign currencies into U.S. dollars at the exchange rates as of the consolidated balance sheet dates. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive loss in shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the entity’s functional currency, are included in our consolidated statements of operations.

Revenue Recognition

We record revenue based on Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” We recognize revenue when it is earned and realizable, when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We record revenue earned net of all amounts paid to our suppliers under both our retail and merchant models, in accordance with the criteria established in Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

We offer customers the ability to book airline, hotel, car rental and other travel reservations through our various brands, including Orbitz, CheapTickets, ebookers, HotelClub and RatesToGo. These products and services are made available to our customers for booking on a stand-alone basis or as part of a dynamic vacation package. We have two primary types of contractual arrangements with our vendors, which we refer to herein as the “retail” and “merchant” models.

Under the retail model, we pass reservations booked by our customers to the travel supplier for a commission. We also charge our customers a service fee for booking the travel reservation. Under this model, we do not take on credit risk with travelers; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and we have no discretion in the selection of the service supplier.

We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and we have no further obligations to our customers. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively, net of an allowance for cancelled reservations. The timing of recognition is different for retail hotel and retail car transactions than for retail air travel because unlike air travel where the reservation is secured by a customer’s credit card at booking, car rental bookings and hotel bookings are not secured by a customer’s credit card until the pick-up date and check-in date, respectively. Allowances for cancelled reservations primarily relate to cancellations that do not occur through our website, but instead occur directly through the supplier of the travel product. The amount of the allowance is determined based on our historical experience. The majority of commissions earned under the retail model are based upon contractual agreements.

Under the merchant model, we provide customers the ability to book the travel reservation, and we contract with various suppliers that provide the travel products needed to fulfill the reservation. We generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges for that travel product. We also charge our customers a service fee for booking the travel reservation. Customers generally pay for

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reservations in advance, at the time of booking. Initially, we record these advance payments as deferred income and accrued merchant payables. In this model, we do not take on credit risk with travelers, however we are subject to fraud risk; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room, or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer is responsible for the selection of the service supplier.

We recognize net revenue under the merchant model when we have no further obligations to our customers. For merchant air transactions, this is at the time of booking. For merchant hotel transactions and merchant car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively. This timing is different for merchant air travel because our primary service to the customer is fulfilled at the time of booking.

We accrue for the cost of merchant hotel and merchant car transactions based on amounts we expect to be invoiced by suppliers. If we do not receive an invoice within a certain period of time, generally within six months, or the invoice received is less than the accrued amount, we may reverse a portion of the accrued cost when we determine it is not probable that we will be required to pay the supplier, based on our historical experience and contract terms. This would result in an increase in net revenue and a decrease to the accrued merchant payable.

Dynamic vacation packages offer customers the ability to book a combination of travel products. For example, travel products booked in a dynamic vacation package may include a combination of air, hotel and car reservations. We recognize net revenue for the entire package when customers use the reservation, which generally occurs on the same day for each travel product included in the dynamic vacation package.

Under both the retail and merchant models, we recognize revenue for service fees charged to customers for booking travel reservations. This revenue is recognized at the time we recognize the net revenue for the corresponding travel product. We also may receive override commissions from suppliers if we meet certain contractual volume thresholds. These commissions are recognized when the amount of the commissions becomes fixed or determinable, which is generally upon notification by the respective travel supplier.

We utilize global distribution systems (“GDS”) services provided by Galileo, Worldspan and Amadeus. Under GDS service agreements, we earn revenue in the form of an incentive payment for each segment that is processed through a GDS. Revenue is recognized for these incentive payments at the time the travel reservation is processed through the GDS, which is generally at the time of booking.

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

Cost of Revenue

Our cost of revenue is primarily comprised of direct costs incurred to generate revenue, including costs incurred to operate our customer service call centers, credit card processing fees incurred on our merchant bookings, ticketing costs, charge-backs, and connectivity and other data processing costs. These costs are generally variable in nature and are primarily driven by transaction volume.

Marketing Expense

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising, and offline marketing costs, such as television, radio and print advertising. Online advertising

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense is recognized based on the terms of the individual agreements, which are generally over the ratio of the number of impressions delivered over the total number of contracted impressions, or pay-per-click, or on a straight-line basis over the term of the contract. Offline marketing expense is recognized in the period in which it is incurred. Our online marketing costs are significantly greater than our offline marketing costs.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Accordingly, our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the combined federal and state effective tax rates that are applicable to us in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Increases to the valuation allowance are recorded as increases to the provision for income taxes. Under the current standard, to the extent that any valuation allowances established in purchase accounting are reduced, these reductions are recorded as adjustments to goodwill rather than to the provision for income taxes. Beginning January 1, 2009, these reductions will be recorded through our statement of operations as a result of our adoption of SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income. A change in our estimate of future taxable income may require an increase or decrease to the valuation allowance.

The Predecessor’s operations were included in the consolidated U.S. federal income tax return of Cendant up to the date of the Blackstone Acquisition, which occurred on August 23, 2006. In addition, the Predecessor has filed consolidated, combined and unitary state income tax returns with Cendant in jurisdictions where required or permitted. However, the provision for income taxes was computed as if the Predecessor filed its U.S. federal, state and foreign income tax returns on a standalone basis (on a “Separate Company” basis). To the extent that the Predecessor’s Separate Company income tax payable, if any, relates to a period in which it was included in Cendant’s U.S. federal and state income tax returns, any such income tax payable is included in other current liabilities in our consolidated balance sheets. Furthermore, the Separate Company deferred tax assets and liabilities related to the Predecessor’s operations are based upon estimated differences between the book and tax basis of the assets and liabilities for the Predecessor as of August 22, 2006 and prior balance sheet dates. The Successor’s deferred tax assets and liabilities may be adjusted in connection with the finalization of Cendant’s prior years’ income tax returns, or in connection with the final settlement of the consequences of the separation of Cendant into four independent companies.

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

For the period January 1, 2007 to February 7, 2007, the operations of Travelport were included in the consolidated U.S. federal and state income tax returns for the year ended December 31, 2007 for Orbitz Worldwide, Inc. and its subsidiaries. However, the provision for income taxes was computed as if we filed our U.S. federal, state and foreign income tax returns on a Separate Company basis without the inclusion of the operations of Travelport. Furthermore, the Separate Company deferred tax assets and liabilities have been calculated using our tax rates on a Separate Company basis. The deferred tax assets and liabilities are based upon estimated differences between the book and tax bases of our assets and liabilities as of December 31,

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007. Our tax assets and liabilities may be adjusted in connection with the ultimate finalization of Travelport’s income tax returns.

For the year ended December 31, 2008, the provision for U.S. federal, state and foreign income taxes and the calculation of the deferred tax assets and liabilities were based solely on the operations of Orbitz Worldwide, Inc. and its subsidiaries.

Derivative Financial Instruments

We account for derivative and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted. These accounting standards require us to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in our consolidated balance sheets as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. For our derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For our derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, are recognized in earnings in the current period.

We manage interest rate exposure by utilizing interest rate swap agreements to achieve a desired mix of fixed and variable rate debt. As of December 31, 2008, we have three interest rate swaps that effectively convert $400 million of the $600 million term loan facility from a variable to a fixed interest rate (see Note 14 — Derivative Financial Instruments). We determined that our interest rate swaps qualified for hedge accounting and were highly effective as hedges. Accordingly, we have recorded the change in fair value of our interest rate swaps in accumulated other comprehensive income.

We have entered into foreign currency forward contracts to manage exposure to changes in foreign currencies associated with receivables, payables and forecasted earnings. These forward contracts did not qualify for hedge accounting treatment under SFAS No. 133. As a result, the changes in fair values of the foreign currency forward contracts were recorded in selling, general and administrative expenses in our consolidated statements of operations.

We do not enter into derivative instruments for speculative purposes. We require that the hedges or derivative financial instruments be effective in managing the interest rate risk or foreign currency risk exposure that they are designated to hedge. Hedges that qualify for hedge accounting are formally designated as such at the inception of the contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, resulting in some ineffectiveness, the change in the fair value of the derivative instrument will be included in earnings. Additionally, any derivative instrument used for risk management that becomes ineffective is marked-to-market each period. We believe that our credit risk has been mitigated by entering into these agreements with major financial institutions. Net interest differentials to be paid or received under our interest rate swaps are included in interest expense as incurred or earned.

Concentration of Credit Risk

Our cash and cash equivalents are potentially subject to concentration of credit risk. We maintain cash and cash equivalent balances with financial institutions that, in some cases, are in excess of Federal Deposit Insurance Corporation insurance limits or are foreign institutions. Our cash and cash equivalents include interest bearing bank account balances, U.S. treasury funds, and investment grade institutional money market accounts.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

We consider highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These short-term investments are stated at cost, which approximates market value.

Allowance for Doubtful Accounts

Our accounts receivable are reported in our consolidated balance sheets net of an allowance for doubtful accounts. We provide for estimated bad debts based on our assessment of our ability to realize receivables, considering historical collection experience, the general economic environment and specific customer information. When we determine that a receivable is not collectable, the account is written-off. Bad debt expense is recorded in selling, general and administrative expenses in our consolidated statements of operations. We recorded bad debt expense of almost nil, $2 million, almost nil and $1 million during the years ended December 31, 2008 and December 31, 2007 and the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, respectively.

Property and Equipment, Net

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. We depreciate and amortize property and equipment over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life

Leasehold improvements	Shorter of asset’s useful life or non-cancelable lease term
Capitalized software	3 - 10 years
Furniture, fixtures and equipment	3 - 7 years

We capitalize the costs of software developed for internal use in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and EITF Issue No. 00-2, “Accounting for Website Development Costs.” Capitalization commences when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Amortization commences when the software is placed into service.

We also capitalize interest on internal software development projects in accordance with SFAS No. 34, “Capitalization of Interest Cost,” and SOP 98-1. The amount of interest capitalized is computed by applying our weighted average borrowing rate to the average amount of accumulated expenditures in the period. We capitalized $1 million and $3 million of interest during the years ended December 31, 2008 and December 31, 2007, respectively, and $0 of interest during the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006.

We evaluate the recoverability of our long-lived assets, including property and equipment and finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be recoverable pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the carrying values of the assets to the current and expected future cash flows to be generated from these assets, on an undiscounted basis. If this analysis indicates that the carrying value of an asset is not recoverable, the carrying value is reduced to fair value through an impairment charge in our consolidated statements of operations.

Goodwill, Trademarks and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed in the acquisition of a business. We assign goodwill to reporting units that are

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to benefit from the business combination as of the acquisition date. Goodwill is not subject to amortization.

Our indefinite-lived intangible assets include our trademarks and trade names, which are not subject to amortization. Our finite-lived intangible assets primarily include our customer and vendor relationships and are amortized over their estimated useful lives, generally 3 to 8 years, using the straight-line method. Our intangible assets primarily relate to the acquisition of entities accounted for using the purchase method of accounting and are estimated by management based on the fair value of assets received.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment. We perform our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, subsequent to the completion of our annual planning process.

We assess goodwill for possible impairment using a two-step process. The first step is used to identify if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge in our consolidated statements of operations.

For purposes of goodwill impairment testing, we estimate the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of the testing date. The market approach is a valuation method in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. Under the market approach, the valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Variations of the income approach are used to estimate certain of the intangible asset fair values.

We assess our trademarks and trade names for impairment by comparing their carrying value to their estimated fair value. Impairment exists when the estimated fair value of the trademark or trade name is less than its carrying value. If impairment exists, then the carrying value is reduced to fair value through an impairment charge recorded to the consolidated statement of operations. We use a market or income valuation approach, as described above, to estimate fair values of the relevant trademarks and trade names.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in timing of payments and tax rates, that could materially affect the present value of the tax sharing liability. Although the expected gross remaining payments that may be due under this agreement are $226 million as of December 31, 2008, the timing of payments may change. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our consolidated balance sheets and interest expense in our consolidated statements of operations.

Equity-Based Compensation

In accordance with SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”), we measure equity-based compensation cost at fair value and recognize the corresponding compensation expense on a straight-line basis over the service period during which awards are expected to vest. We include equity-based compensation expense in the selling, general and administrative line of our consolidated statements of operations. The fair value of restricted stock and restricted stock units is determined based on the average of the high and low price of our common stock on the date of grant. The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model. The amount of equity-based compensation expense recorded each period is net of estimated forfeitures. We estimate forfeitures based on historical employee turnover rates, the terms of the award issued and assumptions regarding future employee turnover.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of SFAS No. 157 on January 1, 2008 for our financial assets and liabilities did not have a material impact on our consolidated financial position or results of operations. We do not expect the adoption of SFAS No. 157 for our non-financial assets and non-financial liabilities, effective January 1, 2009, to have a material impact on our consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 141(R) will become effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS No. 141(R) to have an effect on our consolidated financial statements unless we enter into a business combination or reduce our deferred tax valuation allowance that was established in purchase accounting. In connection with the Blackstone Acquisition, we established a deferred income tax valuation allowance of $408 million in purchase accounting. Under the current standard, any reductions in our remaining deferred income tax valuation allowance that was originally established in purchase accounting are recorded through goodwill. Beginning January 1, 2009, these reductions will be recorded through our statement of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities previously identified under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 provides for enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will become effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial position or results of operations.

3.	Blackstone Acquisition

Assets acquired and liabilities assumed in business combinations are recorded in our consolidated balance sheets based upon their estimated fair values at the respective acquisition dates. The results of operations of businesses acquired by us have been included in our consolidated statements of operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

On August 23, 2006, Blackstone and TCV acquired Travelport, which consisted of Cendant’s travel distribution services businesses, for $4.1 billion in cash. The assets acquired and liabilities assumed in connection with the Blackstone Acquisition were recorded at their relative fair values on the acquisition date. This allocation was based on a valuation derived from assumptions and estimates provided by management. The preliminary allocation was subject to revision until final resolution was reached on certain outstanding contingent liabilities. During the third quarter of 2007, the allocation of the purchase price was finalized. We were allocated $1.3 billion

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the $4.1 billion purchase price based on the relative fair value of the businesses included in the acquisition. The table below summarizes the final allocation of the purchase price to our businesses:

Amount
(in millions)

Cash	$26
Current assets	101
Property and equipment	161
Other non-current assets	90
Intangible assets (a)	405
Goodwill	1,186

Total assets	1,969
Total current liabilities	402
Total non-current liabilities	270

Total liabilities	672

Fair value of net assets acquired	$1,297

(a)	This amount represents $310 million of indefinite-lived trademarks, $91 million of customer relationships with an estimated weighted-average life of six years and $4 million of other intangible assets with an estimated weighted-average life of seven years.

The total amount of goodwill that was assigned to us was $1.2 billion. Tax amortizable goodwill exists from a prior transaction, and any carryover tax basis associated with the goodwill amount is expected to be tax deductible. No additional tax amortizable goodwill arose from the Blackstone Acquisition.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information for our portion of the Blackstone Acquisition reflects our results of operations as if the acquisition had been consummated as of the beginning of the period presented. This pro forma financial information is based on historical information and does not necessarily reflect the actual results of operations that would have occurred, nor is it indicative of future results.

	Predecessor
	Period from January 1, 2006 to
	August 22, 2006
	Historical		Pro
	as Reported	Adjustments(a)	Forma
	(in millions)

Net revenue	$510	$(20)	$490
Net (loss) income from continuing operations	$(121)	$108	$(13)

(a)	This amount includes adjustments to amortization and depreciation expense based on the fair value and estimated useful lives assigned to tangible and intangible assets at the time of the Blackstone Acquisition. This amount also includes adjustments recorded to deferred revenue as well as the amortization of certain below market contracts with suppliers recorded as a result of the acquisition, which reduced net revenue and net income. The impairment of intangible assets recorded in the period is also excluded in the calculation of pro forma net (loss) income from operations, as goodwill and intangible assets would have been stated at fair value at the beginning of the period presented had purchase accounting been applied, and therefore impairment would not have existed.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Impairment of Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment. We also evaluate the recoverability of our long-lived assets, including our finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be recoverable pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Refer to Note 2 — Summary of Significant Accounting Policies for further information on our accounting policy for goodwill, other indefinite-lived intangible assets and finite-lived intangible assets.

2008

During the year ended December 31, 2008, in connection with our annual planning process, we lowered our long-term earnings forecast in response to changes in the economic environment, including the potential future impact of airline capacity reductions, increased fuel prices and a weakening global economy. These factors, coupled with a prolonged decline in our market capitalization, indicated potential impairment of our goodwill, trademarks and trade names. Additionally, given the current environment, our distribution partners are under increased pressure to reduce their overall costs and could attempt to terminate or renegotiate their agreements with us on more favorable terms to them. These factors indicated that the carrying value of certain of our finite-lived intangible assets, specifically customer relationships, may not be recoverable. As a result, in connection with the preparation of our financial statements for the third quarter of 2008, we performed an interim impairment test of our goodwill, indefinite-lived intangible assets and finite-lived intangible assets.

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

As a result of this testing, we concluded that the goodwill, trademarks and trade names related to both our domestic and international subsidiaries as well as the customer relationships related to our domestic subsidiaries were impaired. As a result, we recorded a non-cash impairment charge of $297 million during the year ended December 31, 2008, of which $210 million related to goodwill, $74 million related to trademarks and trade names and $13 million related to customer relationships. This charge is included in the impairment of goodwill and intangible assets expense line item in our consolidated statements of operations.

Due to the current economic uncertainty and other factors, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

2006

In 2006, we performed impairment testing on our goodwill, other indefinite-lived intangible assets and finite-lived intangible assets prior to the date of the Blackstone Acquisition because the offer price indicated a

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

need for an assessment prior to our annual testing date. As a result of this testing, we recorded a non-cash impairment charge of $122 million during the period from January 1, 2006 to August 22, 2006, of which $115 million related to goodwill, $6 million related to other indefinite-lived intangible assets and $1 million related to finite-lived intangible assets. This charge is included in the impairment of goodwill and intangible assets expense line item in our consolidated statements of operations.

5.  Property and Equipment, Net

Property and equipment, net, consisted of the following:

	Successor
	December 31, 2008	December 31, 2007
	(in millions)

Capitalized software	$188	$149
Furniture, fixtures and equipment	60	60
Leasehold improvements	13	15
Construction in progress	15	7

Gross property and equipment	276	231
Less: accumulated depreciation and amortization	(86)	(47)

Property and equipment, net	$190	$184

For the years ended December 31, 2008 and December 31, 2007 and for the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, we recorded depreciation and amortization expense related to property and equipment in the amount of $48 million, $37 million, $11 million and $32 million, respectively.

The gross amount of assets subject to capital leases at December 31, 2008 and December 31, 2007 was $0 and $4 million, respectively. Assets subject to capital leases are included in furniture, fixtures and equipment. The accumulated amortization of assets subject to capital leases was $0 and $3 million at December 31, 2008 and December 31, 2007, respectively. The corresponding amortization expense is included in depreciation and amortization expense in our consolidated statements of operations. As of December 31, 2008 and December 31, 2007, we had a liability of $0 and $1 million under our capital leases, respectively, which was included in other current liabilities in our consolidated balance sheets.

6.	Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	Successor
	December 31, 2008	December 31, 2007
	(in millions)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$949	$1,181
Trademarks and trade names	232	313

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill are as follows:

Amount
(in millions)

Successor:
Balance at December 31, 2006 (a)	$1,190
Adjustments to goodwill acquired during 2006:
Tax sharing liability (b)	(8)
Impact of foreign currency translation (c)	6
Other (d)	(7)

Balance at December 31, 2007	$1,181
Impairment (e)	(210)
Impact of foreign currency translation (c)	(22)

Balance at December 31, 2008	$949

(a)	The assets acquired and liabilities assumed in connection with the Blackstone Acquisition were recorded at their relative fair values on the date of acquisition, August 23, 2006, in accordance with SFAS No. 141, “Business Combinations” As of December 31, 2006, $1,190 million of the purchase price was allocated to goodwill (see Note 3 — Blackstone Acquisition).

(b)	This amount represents adjustments to goodwill related to the refinement of certain estimates, including the applicable tax rate and period of payment, previously used to determine the net present value of the tax sharing liability as of the date of the Blackstone Acquisition (see Note 9 — Tax Sharing Liability). We finalized the purchase price allocations for the Blackstone Acquisition during the third quarter of 2007.

(c)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

(d)	This amount represents other adjustments to goodwill related to purchase price allocations, including the refinement of the fair value of assets acquired and liabilities assumed. We finalized the purchase price allocations for the Blackstone Acquisition during the third quarter of 2007.

(e)	During the third quarter of 2008, we performed an interim impairment test on our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash impairment charge of $210 million related to goodwill and $74 million related to trademarks and trade names (see Note 4 — Impairment of Goodwill and Intangible Assets).

Finite-lived intangible assets consisted of the following:

	Successor
	December 31, 2008				December 31, 2007
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
				(in years)
		(in millions)				(in millions)		(in years)

Finite-Lived Intangible Assets:
Customer relationships (a)	$68	$(37)	$31	4	$90	$(26)	$64	6
Vendor relationships and other	4	(1)	3	7	5	(1)	4	7

Total Finite-Lived Intangible Assets	$72	$(38)	$34	5	$95	$(27)	$68	6

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	During the third quarter of 2008, we performed an impairment test on our finite-lived intangible assets. As a result of this testing, we recorded a non-cash impairment charge of $13 million related to our customer relationships (see Note 4 — Impairment of Goodwill and Intangible Assets).

For the years ended December 31, 2008 and December 31, 2007 and for the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, we recorded amortization expense related to finite-lived intangible assets in the amount of $18 million, $20 million, $7 million and $5 million, respectively. These amounts are included in depreciation and amortization expense in our consolidated statements of operations.

The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in millions)

2009	$17
2010	10
2011	3
2012	2
2013	1
Thereafter	1

Total	$34

7.	Accrued Expenses

Accrued expenses consisted of the following:

	Successor
	December 31, 2008	December 31, 2007
	(in millions)

Advertising and marketing	$29	$25
Tax sharing liability, current	15	27
Employee costs	13	15
Technology costs	7	6
Rebates	6	6
Customer service costs	5	5
Facilities costs	4	8
Professional fees	4	4
Contract exit costs (a)	4	1
Unfavorable contracts, current	3	3
Other	16	21

Total accrued expenses	$106	$121

(a)	During 2007, we terminated an agreement, and as a result, we are required to make a total of $18 million of termination payments from January 1, 2008 to December 31, 2016. At December 31, 2007, the net present value of these payments of $14 million was included in our consolidated balance sheets, $1 million of which was included in accrued expenses and $13 million of which was included in other non-current liabilities. A corresponding expense of $13 million was recorded to selling, general and administrative expense in our consolidated statements of operations for the year ended

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, and we accreted $1 million of interest expense related to the liability. During the year ended December 31, 2008, we made $1 million of termination payments and accreted $1 million of interest expense related to this liability. At December 31, 2008, the net present value of the remaining termination payments of $14 million was included in our consolidated balance sheets, $4 million of which was included in accrued expenses and $10 million of which was included in other non-current liabilities.

8.	Term Loan and Revolving Credit Facility

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The principal amount of the Term Loan is payable in quarterly installments of $1.5 million beginning on December 31, 2007, with the final installment of approximately $560 million due upon maturity on July 25, 2014. However, these payments could change, as beginning in the first quarter of 2009, we are required to make mandatory prepayments on the Term Loan annually in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Mandatory prepayments are applied, in order of maturity, to the scheduled quarterly term loan principal payments. Based on our cash flow for the year ended December 31, 2008, we are not required to make a mandatory prepayment in the first quarter of 2009. The potential amount of mandatory prepayments that will be required beyond the first quarter of 2009 is not reasonably estimable as of December 31, 2008. At December 31, 2008 and December 31, 2007, $593 million and $599 million was outstanding on the Term Loan, respectively.

At December 31, 2008, we have interest rate swaps outstanding that effectively convert $400 million of the Term Loan to a fixed interest rate (see Note 14 — Derivative Financial Instruments). At December 31, 2008, $200 million of the Term Loan effectively bears interest at a fixed rate of 8.21%, $100 million of the Term Loan effectively bears interest at a fixed rate of 6.39% and an additional $100 million of the Term Loan effectively bears interest at a fixed rate of 5.98%, through these interest rate swaps. Of the remaining $193 million of the Term Loan, $100 million bears interest at a variable rate of LIBOR plus 300 basis points, or 4.46%, as of December 31, 2008, which is based on the three-month LIBOR, and $93 million bears interest at a variable rate of LIBOR plus 300 basis points, or 3.46%, as of December 31, 2008, which is based on the one-month LIBOR.

At December 31, 2007, we had interest rate swaps outstanding that effectively converted $300 million of the Term Loan to a fixed interest rate of 8.21%. The remaining $299 million of the Term Loan had a variable interest rate of LIBOR plus 300 basis points, or 7.85%, as of December 31, 2007.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lehman Commercial Paper Inc. (“LCPI”), which filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2008, holds a $12.5 million commitment, or 14.7% percent, of the $85 million available under the Revolver. As a result, total availability under the Revolver has effectively been reduced from $85 million to $72.5 million.

At December 31, 2008 and December 31, 2007, $21 million and $1 million was outstanding under the Revolver, respectively. At December 31, 2008, $11 million of the amount outstanding bears interest at a rate equal to the Alternative Base rate plus 150 basis points, or 4.75%, and $10 million of the amount outstanding bears interest at a variable rate of LIBOR plus 250 basis points, or 2.96%. The amount outstanding at December 31, 2007 had an interest rate equal to the Alternative Base Rate plus 150 basis points, or 8.75%. Commitment fees on unused amounts under the Revolver were almost nil and almost nil for each of the years ended December 31, 2008 and December 31, 2007, respectively.

We incurred an aggregate of $5 million of debt issuance costs in connection with the Term Loan and Revolver. These costs are being amortized to interest expense over the contractual terms of the Term Loan and Revolver based on the effective-yield method. Amortization of debt issuance costs was $1 million and almost nil for the years ended December 31, 2008 and December 31, 2007, respectively.

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

The Credit Agreement contains various customary restrictive covenants that limit our and our subsidiaries’ ability to, among other things: incur additional indebtedness or guarantees; enter into sale or leaseback transactions; make investments, loans or acquisitions; grant or incur liens on our assets; sell our assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments. The Credit Agreement requires us not to exceed a maximum total leverage ratio and to maintain a minimum fixed charge coverage ratio, each as defined in the Credit Agreement. As of December 31, 2008, we were in compliance with these covenants.

The table below shows the aggregate maturities of the Term Loan and Revolver over the next five years, excluding any mandatory repayments that could be required under the Term Loan beyond the first quarter of 2009:

Year	(in millions)

2009	$6
2010	6
2011	6
2012	6
2013	27
Thereafter	563

Total	$614

9.	Tax Sharing Liability

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2008, the estimated remaining payments that may be due under this agreement were approximately $226 million. Payments under the tax sharing agreement are generally due in the second, third and fourth calendar quarters of the year, with two payments due in the second quarter. We estimate that the net present value of our obligation to pay tax benefits to the Founding Airlines was $124 million and $141 million at December 31, 2008 and December 31, 2007, respectively. This estimate is based upon certain assumptions, including our future operating performance and taxable income, the tax rate, the timing of tax payments, current and projected market conditions, and the applicable discount rate, all of which we believe are reasonable. The discount rate assumption is based on our weighted average cost of capital at the time of the Blackstone Acquisition, which was approximately 12%. These assumptions are inherently uncertain, however, and actual results could differ from our estimates.

The table below shows the changes in the tax sharing liability over the past two years:

Amount
(in millions)

Balance at December 31, 2006	$135
Accretion of interest expense (a)	14
Adjustment recorded in finalizing purchase accounting for the Blackstone Acquisition (b)	(8)

Balance at December 31, 2007	141
Accretion of interest expense (a)	17
Cash payments	(20)
Adjustment due to a reduction in our effective tax rate (c)	(14)

Balance at December 31, 2008	$124

(a)	We accreted interest expense related to the tax sharing liability of $17 million, $14 million, $5 million and $13 million for the years ended December 31, 2008 and December 31, 2007 and for the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, respectively.

(b)	In connection with finalizing the purchase accounting for the Blackstone Acquisition, we refined certain estimates previously used to determine the net present value of the tax sharing liability as of the date of the Blackstone Acquisition. This resulted in an $8 million decrease in the tax sharing liability and a corresponding decrease in goodwill in our consolidated balance sheet (see Note 6 — Goodwill and Intangible Assets).

(c)	This adjustment was recorded to appropriately reflect our liability under the tax sharing agreement following a reduction in our effective tax rate during the year ended December 31, 2008, which resulted from a change in state tax law as it relates to the apportionment of income. The reduction in our effective tax rate reduces the estimated remaining payments that may be due to the airlines under the tax sharing agreement. The adjustment to the tax sharing liability was recorded as a reduction to selling, general and administrative expense in our consolidated statements of operations, as this liability represents a commercial liability, not a tax liability. If our effective tax rate changes in the future, at either the federal or state level, we may be required to further adjust our liability under the tax sharing agreement.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $15 million and $27 million is included in accrued expenses in our consolidated balance sheets at December 31, 2008 and December 31, 2007, respectively. The long-term portion of the tax sharing liability of $109 million and $114 million is reflected as the tax sharing liability in our consolidated balance sheets at December 31, 2008 and December 31, 2007, respectively. At the time of the Blackstone Acquisition, Cendant indemnified Travelport and us for amounts due under the tax sharing agreement. As a result, we recorded a receivable of $37 million which is included in other non-current assets in our consolidated balance sheets at December 31, 2008 and December 31, 2007, respectively. We expect to collect this receivable when Cendant receives the tax benefit. Similar to our trade accounts receivable, if we were, in the future, to determine that all or a portion of this receivable is no longer collectable, the portion of this receivable that is no longer deemed collectable would be written off.

The table below shows the estimated payments under our tax sharing liability over the next five years:

Year	(in millions)

2009	$15
2010	18
2011	21
2012	17
2013	18
Thereafter	137

Total	$226

10.	Unfavorable Contracts

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

Under the Charter Associate Agreements, we must pay a portion of the GDS incentive revenue earned from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter Associate Airline are booked through the Orbitz.com website utilizing Worldspan. The rebate payments are made in part for in-kind marketing and promotional support we receive. However, a portion of the rebate payments are deemed to be unfavorable because we receive no benefit for these payments.

The rebate structure under the Charter Associate Agreements was considered unfavorable when compared to market conditions at the time of the Blackstone Acquisition. As a result, an unfavorable contract liability was recorded at its fair value at the acquisition date. The fair value of the unfavorable contract liability was

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined using the discounted cash flows of the expected rebates, net of the expected fair value of in-kind marketing support.

At December 31, 2008 and December 31, 2007, the net present value of the unfavorable contract liability was $16 million and $20 million, respectively. The current portion of the liability of $3 million was included in accrued expenses in our consolidated balance sheets at December 31, 2008 and December 31, 2007, respectively. The long term portion of the liability of $13 million and $17 million is included in unfavorable contracts in our consolidated balance sheets at December 31, 2008 and December 31, 2007, respectively.

This liability is being amortized to revenue in our consolidated statements of operations on a straight-line basis over the remaining contractual term. We recognized revenue for the unfavorable portion of the Charter Associate Agreements in the amount of $3 million, $3 million, $1 million and $1 million for the years ended December 31, 2008 and December 31, 2007 and for the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, respectively.

11.	Commitments and Contingencies

The following table summarizes our commitments and contingencies as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)

Operating leases (a)	$6	$6	$5	$4	$4	$25	$50
Travelport GDS contract (b)	45	20	20	20	20	20	145
Telecommunications service agreement	1	2	—	—	—	—	3
Software license agreement	9	9	—	—	—	—	18

Total	$61	$37	$25	$24	$24	$45	$216

(a)	These operating leases are primarily for facilities and equipment and represent non-cancelable leases. Certain leases contain periodic rent escalation adjustments and renewal options. Our operating leases expire at various dates, with the latest maturing in 2023. For the years ended December 31, 2008 and December 31, 2007 and for the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, we recorded rent expense in the amount of $6 million, $8 million, $3 million and $8 million, respectively. As a result of various subleasing arrangements that we have entered into, we are expecting approximately $5 million in sublease income through 2012.

(b)	The Travelport GDS service agreement is structured such that we earn incentive revenue for each segment that is processed through Galileo or Worldspan. The agreement also required us to process 38 million segments during 2008, 16 million segments through Worldspan and 22 million segments through Galileo. The required number of segments processed in future years for Worldspan remains fixed at 16 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed in the preceding year. In 2009, we are required to process approximately 20 million segments through Galileo. Our failure to process the required number of segments would result in a shortfall payment of $1.25 per segment below the required minimum. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan, as well as shortfall payments required if we do not process any segments through Galileo during the year ended December 31, 2009. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict shortfall payments that may be required by the agreement beyond 2009. If we meet the minimum number of segments, we are not required to make payments of any kind to Galileo or Worldspan (see Note 18 — Related Party Transactions). No payments were made to Travelport in 2008 related to the required minimum segments.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the commitments and contingencies shown above, we are required to make principal payments on our Term Loan and pay down amounts outstanding on our Revolver (see Note 8 — Term Loan and Revolving Credit Facility). We also expect to make approximately $226 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 9 — Tax Sharing Liability). Also excluded from the above table are $6 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The cities of New Orleans, Louisiana, Phoenix, Arizona, North Little Rock and Pine Bluff, Arkansas, 26 cities in California (including Los Angeles and Oakland), an entity representing 84 cities and 14 counties in Alabama, the counties of Jefferson, Arkansas, Brunswick and Stanly, North Carolina, Duval County, Florida and the Hawaii Department of Taxation issued audit notices against the Company. These municipalities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional jurisdictions have begun audit proceedings and some have issued assessments. They include: the cities of Anaheim, San Diego and San Francisco, California, the counties of Miami-Dade and Broward, Florida, the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia, the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia, the city of Philadelphia, Pennsylvania, and state tax officials from Indiana and Wisconsin. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or cash flows in any given reporting period. We do not believe that the impact of this unresolved litigation would result in a material liability to us in relation to our financial position or liquidity.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our consolidated statements of operations for reimbursements received of $8 million and $3 million for the years ended December 31, 2008 and December 31, 2007, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of December 31, 2008, we have not recognized a reduction to selling, general and administrative expense in our consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At December 31, 2008 and December 31, 2007, there were $3 million and $3 million of surety bonds outstanding, respectively, and $2 million and $6 million of bank guarantees outstanding, respectively.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. government agencies. Substantially all of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement entered into in connection with the IPO. The letter of credit fees were $3 million, $2 million, almost nil and almost nil for the years ended December 31, 2008 and December 31, 2007 and for the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, respectively. At December 31, 2008 and December 31, 2007, there were $67 million and $74 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 18 — Related Party Transactions).

12.	Income Taxes

Pre-tax (loss) income for U.S. and non-U.S. operations consisted of the following:

			Period from	Period from
	Year Ended	Year Ended	August 23, 2006 to	January 1, 2006 to
	December 31, 2008	December 31, 2007	December 31, 2006	August 22, 2006
	Successor	Successor	Successor	Predecessor
	(in millions)
U.S.	$(124)	$(6)	$(1)	$31
Non-U.S.	(177)	(35)	(23)	(151)

Loss before income taxes	$(301)	$(41)	$(24)	$(120)

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (benefit) provision for income taxes consists of the following:

			Period from	Period from
	Year Ended	Year Ended	August 23, 2006 to	January 1, 2006 to
	December 31, 2008	December 31, 2007	December 31, 2006	August 22, 2006
	Successor	Successor	Successor	Predecessor
	(in millions)
Current
U.S. federal and state	$—	$—	$—	$—
Non-U.S.	2	5	(1)	17

	2	5	(1)	17
Deferred
U.S. federal and state	1	6	—	—
Non-U.S.	(5)	32	2	(16)

	(4)	38	2	(16)

(Benefit) provision for income taxes	$(2)	$43	$1	$1

For the period from August 23, 2006 to December 31, 2006, we were part of a consolidated U.S. federal income tax filing group and were included in Travelport’s consolidated U.S. federal and state income tax returns. For the period from January 1, 2006 to August 22, 2006, prior to the Blackstone Acquisition, the Predecessor was part of Cendant’s consolidated U.S. federal income tax filing group and was included in Cendant’s consolidated U.S. federal and state income tax returns. The results of operations of Travelport for the period from January 1, 2007 to February 7, 2007 was included in the consolidated U.S. federal and state income tax returns for the year ended December 31, 2007 filed by Orbitz Worldwide, Inc. and its subsidiaries. However, the provision for income taxes was computed as if we filed our U.S. federal, state and foreign income tax returns on a Separate Company basis without the inclusion of the results of operations of Travelport for the period from January 1, 2007 to February 7, 2007.

For the year ended December 31, 2008, the provision for U.S. federal, state and foreign income taxes and the calculation of the deferred tax assets and liabilities were based solely on the operations of Orbitz Worldwide, Inc. and its subsidiaries.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our effective income tax rate differs from the U.S. federal statutory rate as follows for the periods specified below:

			Period from	Period from
	Year Ended	Year Ended	August 23, 2006 to	January 1, 2006 to
	December 31, 2008	December 31, 2007	December 31, 2006	August 22, 2006
	Successor	Successor	Successor	Predecessor
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.1	(1.2)	(1.4)	—
Rate change impact on deferred income taxes	—	(2.4)	—	—
Taxes on non-U.S. operations at differing rates	(1.3)	(2.4)	(36.0)	(45.4)
Taxes on other repatriated foreign income, net of tax credits	—	—	(3.1)	—
Change in valuation allowance	(9.0)	(110.6)	3.2	9.7
Goodwill impairment	(24.8)	—	—	—
Foreign deemed dividends	—	(12.5)	—	—
Non deductible public offering costs	—	(2.0)	—	—
Reserve for uncertain tax positions	0.1	(5.1)	—	—
Other	0.6	(1.5)	(1.9)	(0.1)

Effective income tax rate	0.7%	(102.7)%	(4.2)%	(0.8)%

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and non-current deferred income tax assets and liabilities in various jurisdictions are comprised of the following:

	Successor
	December 31,
	2008	2007
	(in millions)

Current deferred income tax assets (liabilities):
Accrued liabilities and deferred income	$12	$19
Provision for bad debts	1	1
Prepaid expenses	(2)	(3)
Tax sharing liability	6	4
Change in reserve accounts	2	—
Other	3	—
Valuation allowance	(16)	(18)

Current net deferred income tax assets	$6	$3

Non-current deferred income tax assets (liabilities):
U.S. net operating loss carryforwards	$45	$27
Non-U.S. net operating loss carryforwards	97	113
Accrued liabilities and deferred income	6	39
Depreciation and amortization	107	93
Tax sharing liability	39	47
Change in reserve accounts	5	7
Other	13	(2)
Valuation allowance	(304)	(312)

Non-current net deferred income tax assets	$8	$12

The current and deferred income tax assets and liabilities are presented in our consolidated balance sheets as follows:

	Successor
	December 31,
	2008	2007
	(in millions)

Current net deferred income tax assets:
Deferred income tax asset, current	$6	$3

Current net deferred income tax assets	$6	$3

Non-current net deferred income tax assets (liabilities):
Deferred income tax asset, non-current	$9	$12
Deferred income tax liability, non-current (a)	(1)	—

Non-current net deferred income tax assets	$8	$12

(a)	The non-current portion of the deferred income tax liability at December 31, 2008 of $1 million is included in other non-current liabilities in our consolidated balance sheet.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, we recorded a full valuation allowance against $30 million of foreign deferred tax assets related to portions of our U.K.-based business in accordance with SFAS No. 109. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Prior to the IPO, we had the ability to offset these losses with taxable income of Travelport subsidiaries and affiliates in the U.K. As a result of the IPO, these subsidiaries are no longer in our U.K. group and, as a result, their income is not available to offset our losses in the U.K. group at December 31, 2007.

During the year ended December 31, 2007, we also recorded an adjustment to reduce the deferred tax assets and associated valuation allowance by $115 million, resulting in no impact to the net deferred income tax asset. This adjustment related to the difference between the book and tax basis in the liability.

At December 31, 2008, we established valuation allowances against the majority of our deferred tax assets. As a result, any changes in our gross deferred tax assets and liabilities during the year ended December 31, 2008 were largely offset by corresponding changes in our valuation allowances, resulting in a $1 million decrease in our net deferred tax assets.

As of December 31, 2008, we had a valuation allowance of $320 million, $272 million of which was established in purchase accounting for the Blackstone Acquisition. Prior to January 1, 2009, to the extent that any valuation allowances established in purchase accounting were reduced, these reductions were recorded as adjustments to goodwill rather than the provision for income taxes (see Note 2 — Summary of Significant Accounting Policies).

The net deferred tax asset at December 31, 2008 and December 31, 2007 amounted to $14 million and $15 million, respectively. These net deferred tax assets relate to temporary tax to book differences in non-U.S. jurisdictions, the realization of which is, in management’s judgment, more likely than not. We have assessed, based on experience with relevant taxing authorities, our expectations of future taxable income, carry-forward periods available and other relevant factors, that we will be more likely than not to recognize this deferred tax asset.

As of December 31, 2008, we had U.S. federal and state net operating loss carry-forwards of approximately $110 million and $153 million, respectively, which expire between 2021 and 2028. In addition, we had $344 million of non-U.S. net operating loss carry-forwards, most of which do not expire. Additionally, we have $4 million of U.S. federal and state income tax credit carry-forwards which expire between 2027 and 2028 and $1 million of U.S. federal income tax credits which have no expiration date. No provision has been made for U.S. federal or non-U.S. deferred income taxes on approximately $9 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2008. A provision has not been established because it is our present intention to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings at December 31, 2008 is not practicable.

We adopted the provisions of FIN 48 effective January 1, 2007. Given the inherent complexities of the business and that we are subject to taxation in a substantial number of jurisdictions, we routinely assess the likelihood of additional assessment in each of the taxing jurisdictions. In accordance with FIN 48, we have established a liability for unrecognized tax benefits that management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information becomes available, or a change in circumstance or an event occurs necessitating a change to the liability.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the changes in this liability during the years ended December 31, 2008 and December 31, 2007:

Amount
(in millions)

Balance as of January 1, 2007	$2
Increase in unrecognized tax benefits as a result of tax positions taken during the current year	2
Decrease in unrecognized tax benefits as a result of tax positions taken during prior years	(1)
Settlements	(1)

Balance as of December 31, 2007	2
Increase in unrecognized tax benefits as a result of tax positions taken during the prior year	6
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(1)
Impact of foreign currency translation	(1)

Balance as of December 31, 2008	$6

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1 million as of December 31, 2008 and $2 million as of December 31, 2007. We do not expect to make any cash tax payments nor do we expect any statutes of limitations to lapse related to this liability within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During each of the years ended December 31, 2008 and December 31, 2007, we recognized interest and penalties of almost nil. Accrued interest and penalties were almost nil as of December 31, 2008 and December 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. We adjust these unrecognized tax benefits, as well as the related interest and penalties, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution could be recognized as a reduction to our effective income tax rate in the period of resolution.

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the U.S. (federal and state), the U.K. and Australia. With limited exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2004. We are no longer subject to U.K. federal income tax examinations for years before 2007. We are no longer subject to Australian federal income tax examinations for the years before 2004.

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

In connection with our IPO, on July 25, 2007, the Company entered into a tax sharing agreement with Travelport, pursuant to which the Company and Travelport agreed to split, on a 29%/71% basis, all:

•	taxes attributable to certain restructuring transactions undertaken in contemplation of the IPO;

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	certain taxes imposed as a result of prior membership in a consolidated group, including (i) the consolidated group for U.S. federal income tax purposes of which the Company was the common parent and (ii) the consolidated group of which Cendant Corporation was the common parent; and

•	any tax-related liabilities under the agreement by which Travelport (which, at the time, included the Company) was acquired from Cendant Corporation.

13.	Equity-Based Compensation

Our employees participated in three equity based compensation plans during the years ended December 31, 2008, 2007 and 2006: the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”), the Travelport Equity-Based Long-Term Incentive Plan (the “Travelport Plan”), and the Cendant Stock-Based Compensation Plan (the “Cendant Plan”). The awards granted under each plan are described below.

Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan

On July 18, 2007, our board of directors and TDS Investor (Luxembourg) S.à r.l, as our sole stockholder prior to the IPO, approved the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan. The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors (the “Compensation Committee”) for participation in the Plan. In addition, we may grant annual cash bonuses and long-term cash awards. At our Annual Meeting of Shareholders on May 8, 2008, our shareholders approved an amendment to the Plan, increasing the number of shares of our common stock available for issuance under the Plan from 6,100,000 shares to 15,100,000 shares, subject to adjustment as provided in the Plan. As of December 31, 2008, 7,057,932 shares were available for future issuance under the Plan.

Stock Options

The table below summarizes the option activity under the Plan for the year ended December 31, 2008 and the period from July 18, 2007 to December 31, 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic
	Shares	(per share)	(in years)	Value(a)

Outstanding at July 18, 2007	—	—	—
Granted	2,732,950	$14.96	9.6
Forfeited	(172,274)	$15.00	9.6

Outstanding at December 31, 2007	2,560,676	$14.96	9.6	—
Granted	2,130,059	$6.26	6.5
Forfeited	(473,930)	$12.19	7.9

Outstanding at December 31, 2008	4,216,805	$10.88	7.6	—

Exercisable at December 31, 2008	687,825	$14.96	8.6	—

(a)	Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options exercisable at December 31, 2008 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was $0. The aggregate intrinsic value for stock options outstanding at December 31, 2008 and December 31, 2007 was almost nil and $0, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. The stock options granted at the time of the IPO as additional compensation to our employees who previously held equity awards under the Travelport Plan, as described below, vested 5.555% in August 2007 and vest an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested in May 2010. All other stock options granted vest annually over a four-year period. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for stock options granted during the year ended December 31, 2008 and the period from July 18, 2007 to December 31, 2007 are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method,” as defined in SEC Staff Accounting Bulletin No. 110, “Share-Based Payments.” The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. We use historical turnover to estimate employee forfeitures.

		Period from
	Year Ended	July 18, 2007 to
	December 31,	December 31,
Assumptions:	2008	2007

Dividend yield	—	—
Expected volatility	41%	38%
Expected life (in years)	4.76	6.16
Risk-free interest rate	3.62%	4.86%

Based on the above assumptions, the weighted average grant-date fair value of stock options granted during the year ended December 31, 2008 and the period from July 18, 2007 to December 31, 2007 was $2.54 and $6.89, respectively.

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan for the year ended December 31, 2008 and the period from July 18, 2007 to December 31, 2007:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	(per share)

Unvested at July 18, 2007	—	—
Granted	2,687,836	$13.16
Vested (a)	(181,003)	$11.73
Forfeited	(210,482)	$13.08

Unvested at December 31, 2007	2,296,351	$13.28
Granted	1,492,703	$6.12
Vested (a)	(296,366)	$11.61
Forfeited	(768,332)	$12.26

Unvested at December 31, 2008	2,724,356	$9.83

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	We issued 233,878 and 142,440 shares of common stock in connection with the vesting of restricted stock units during the year ended December 31, 2008 and the period from July 18, 2007 to December 31, 2007, respectively, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

The restricted stock units granted at the time of the IPO upon conversion of unvested equity-based awards previously held by our employees under the Travelport Plan, as described below, vested 5.555% in August 2007 and vest an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested in May 2010. All other restricted stock units cliff vest at the end of either a two-year or three-year period, or vest annually over a three-year or four-year period. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period.

The total number of restricted stock units that vested during the year ended December 31, 2008 and the period from July 18, 2007 to December 31, 2007 and the total fair value thereof was 296,366 restricted stock units and 181,003 restricted stock units, respectively, and $3 million and $2 million, respectively.

Restricted Stock

The table below summarizes activity regarding unvested restricted stock under the Plan for the year ended December 31, 2008 and the period from July 18, 2007 to December 31, 2007:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	(per share)

Unvested at July 18, 2007	—	—
Granted	61,795	$8.45
Vested (a)	(13,130)	$8.45
Forfeited (b)	(6,586)	$8.45

Unvested at December 31, 2007	42,079	$8.45
Granted	—	—
Vested (a)	(16,832)	$8.45
Forfeited (b)	(6,586)	$8.45

Unvested at December 31, 2008	18,661	$8.45

(a)	Includes 2,617 and 2,266 shares of common stock transferred to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the year ended December 31, 2008 and the period from July 18, 2007 to December 31, 2007, respectively. These shares are held by us in treasury.

(b)	These shares are held by us in treasury.

Shares of restricted stock were granted upon conversion of the Class B partnership interests previously held by our employees under the Travelport Plan. The restricted stock vested 5.555% in August 2007 and vests an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested in May 2010. The fair value of restricted stock on the date of grant is amortized on a straight-line basis over the requisite service period.

The total number of shares of restricted stock that vested during the year ended December 31, 2008 and the period from July 18, 2007 to December 31, 2007 and the total fair value thereof was 16,832 shares and 13,130 shares and almost nil and almost nil, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The target number of shares underlying the PSUs that were granted to certain executive officers during the year ended December 31, 2008 totaled 249,108 shares and had a grant date fair value of $6.28 per share. As of December 31, 2008, the Company expects that none of the PSUs will vest.

Non-Employee Directors Deferred Compensation Plan

The table below summarizes the deferred stock unit activity under the Plan for the year ended December 31, 2008 and the period from July 18, 2007 to December 31, 2007:

		Weighted Average
		Grant Date
	Deferred	Fair Value
	Stock Units	(per share)

Outstanding at July 18, 2007	—	—
Granted	62,316	$12.90

Outstanding at December 31, 2007	62,316	$12.90
Granted	203,353	$5.58
Common stock issued (a)	(12,853)	$11.94

Outstanding at December 31, 2008	252,816	$7.06

(a)	A non-employee director terminated service from our board of directors during the year ended December 31, 2008. As a result, the non-employee director was entitled to receive one share of our common stock for each deferred stock unit held by him, or 12,853 shares of our common stock.

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

We grant deferred stock units to each participating director on the date that the deferred fees would have otherwise been paid to the director. The deferred stock units are issued as restricted stock units under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Travelport Equity-Based Long-Term Incentive Program

Travelport introduced an equity-based long-term incentive program in 2006 for the purpose of retaining certain key employees, including certain of our employees. Under this program, key employees were granted restricted equity units and interests in the partnership that indirectly owns Travelport. Travelport’s board of directors approved the grant of up to 100 million units under the plan. The equity awards issued consisted of four classes of partnership interest. The Class A-2 equity units vested at a pro-rata rate of 6.25% per quarter through May 2010. The Class B partnership interests vested annually over a four-year period beginning in August 2007. The Class C and D partnership interests were scheduled to vest upon the occurrence of certain liquidity events.

On July 18, 2007, the unvested restricted equity units and Class B partnership interests held by our employees were converted to restricted stock units and restricted shares in Orbitz Worldwide under its 2007 Equity and Incentive Plan. This conversion affected 14 employees of Orbitz Worldwide. The conversion of the restricted equity units was based on the relative value of the shares of our common stock compared to that of Travelport’s Class A-2 capital interests at the time of the IPO. The conversion of the Class B partnership interests was based on the relative value of the shares of our common stock compared to the aggregate liquidation value of the Class B partnership interests at the time of the IPO. The Class C and D partnership interests were deemed to have no fair value as of the conversion date and as such were forfeited. Subsequent to the conversion, we also granted restricted stock units and stock options as additional compensation to the employees who previously held the Travelport interests. This compensation was granted as an award in consideration of potential future increases in value of the awards previously granted under the Travelport Plan. No incremental compensation expense was recognized as a result of the conversion.

The fair value of the Class A-2 capital interests granted under the Travelport Plan was estimated on the date of grant based on the fair market value of Travelport’s common equity relative to the number of Class A shares then outstanding. The fair value of the Class B, Class C and Class D partnership interests was estimated on the date of grant using the Monte-Carlo valuation model with the weighted average assumptions outlined in the table below.

	Partnership Interests
	Granted In
Assumptions:	2007	2006

Dividend yield	—	—
Expected volatility	45%	40%
Expected life (in years)	6.2	6.6
Risk-free interest rate	4.64%	4.73%

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes our activity under the Travelport Plan during 2007, immediately prior to the conversion date, and the year ended December 31, 2006:

	Restricted Equity
	Units		Partnership Interest
	Class A-2		Class B		Class C		Class D
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	(per share)	Shares	(per share)	Shares	(per share)	Shares	(per share)

Balance at August 22, 2006	—	—	—	—	—	—	—	—
Granted	5,367,234	$1.00	1,103,501	$0.49	1,103,501	$0.43	1,103,501	$0.38

Balance at December 31, 2006	5,367,234	$1.00	1,103,501	$0.49	1,103,501	$0.43	1,103,501	$0.38
Granted	230,881	$1.84	99,863	$0.67	99,863	$0.65	99,863	$0.56

Balance immediately prior to conversion date	5,598,115	$1.03	1,203,364	$0.50	1,203,364	$0.45	1,203,364	$0.39

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

Cendant Stock-Based Compensation Plans

During the period in which we were owned by Cendant, from November 2004 to August 2006, certain of our employees were granted equity awards in Cendant’s equity under Cendant’s existing stock-based compensation plans. The activity under the Cendant Plan that related to our employees is described below.

Stock Options

Stock options granted by Cendant to its employees generally expired ten years from the grant date. In 2004, Cendant adopted performance and time vesting criteria for stock option grants. The predetermined performance criteria determined the number of options that would ultimately vest and were based on the growth of Cendant’s earnings and cash flows over the vesting period of the respective award. The number of options that vested ranged from 0% to 200% of the base award. Vesting occurred over a four-year period, but did not exceed 25% of the base award in each of the three years following the grant date. All unvested stock options vested 30 days subsequent to the separation of certain subsidiaries of Cendant. Cendant’s policy was to grant stock options with exercise prices at the then-current fair market value.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes our stock option activity under the Cendant Plan during the period from January 1, 2006 to August 22, 2006:

	Predecessor
	Period from January 1, 2006 to
	August 22, 2006
		Weighted
		Average
		Exercise
	Number of	Price
	Options	(per share)

Outstanding at beginning of period	3,098,203	$14.42
Exercised	(1,041)	17.15
Forfeited/cancelled	(211,939)	14.35
Vested/converted as a result of the Blackstone Acquisition	(2,885,223)	14.41

Outstanding at end of period	—	—

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

The table below summarizes our employees’ restricted stock unit activity in the Cendant Plan during the period from January 1, 2006 to August 22, 2006:

	Predecessor
	Period from January 1, 2006
	to August 22, 2006
		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Stock Units	(per share)

Balance at beginning of period	1,570,957	$15.51
Vested/exercised	(69,732)	19.88
Forfeited/cancelled	(180,098)	21.25
Vested/converted as a result of the Blackstone Acquisition	(1,321,127)	13.11

Balance at end of period	—	—

Compensation Expense

We recognized total equity-based compensation expense of $15 million, $8 million and $2 million during the years ended December 31, 2008 and December 31, 2007 and the period from August 23, 2006 to December 31, 2006, respectively, none of which has provided us a tax benefit.

For the period from January 1, 2006 to August 22, 2006, Cendant allocated pre-tax equity based compensation expense of $4 million to us, none of which has provided us a tax benefit.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, a total of $29 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units, unvested PSUs and unvested restricted stock are expected to be recognized over the remaining weighted-average period of 2 years.

14.	Derivative Financial Instruments

Interest Rate Hedges

On July 25, 2007, we entered into two interest rate swaps that effectively converted $300 million of the Term Loan from a variable to a fixed interest rate. The first swap had a notional amount of $100 million and matured on December 31, 2008. The second swap has a notional amount of $200 million and matures on December 31, 2009. We pay a fixed rate of 5.21% on both swaps and in exchange receive a variable rate based on the three-month LIBOR.

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

The interest rate swaps are reflected in our consolidated balance sheets at market value. At December 31, 2008 and December 31, 2007, $15 million and $6 million of the total market value of the swaps, respectively, represented a liability, of which $8 million and $1 million was included in other current liabilities and $7 million and $5 million was included in other non-current liabilities in our consolidated balance sheets, respectively. The corresponding market adjustment was recorded to accumulated other comprehensive income. There was no hedge ineffectiveness during the years ended December 31, 2008 and December 31, 2007, respectively.

Foreign Currency Hedges

We enter into foreign currency forward contracts (“forward contracts”) to manage exposure to changes in the foreign currency associated with foreign receivables, payables, intercompany transactions and forecasted earnings. As of December 31, 2008, we have forward contracts outstanding with a total net notional amount of $61 million, which matured in January 2009. The forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the forward contracts are recorded in net income, as a component of selling, general and administrative expenses in our consolidated statements of operations. We recognized gains (losses) related to foreign currency forward contracts of $14 million, $(2) million and $(1) million for the years ended December 31, 2008 and December 31, 2007 and for the period from January 1, 2006 to August 22, 2006, respectively. The total market value of forward contracts represented a liability of $1 million at December 31, 2008 and an asset of almost nil at December 31, 2007, which was included in other current liabilities and other current assets in our consolidated balance sheets, respectively. There were no forward contracts held by us, or on our behalf, during the period from August 23, 2006 to December 31, 2006.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Severance

During the year ended December 31, 2008, we reduced our workforce by approximately 160 domestic and international employees, primarily in response to weakening demand in the travel industry and deteriorating economic conditions. In connection with this workforce reduction, we incurred total expenses of $3 million in the year ended December 31, 2008 related to severance benefits and other termination-related costs, which are included in selling, general and administrative expense in our consolidated statements of operations. The majority of these costs had been paid as of December 31, 2008.

16.	Employee Benefit Plans

Prior to our IPO, Travelport (subsequent to the Blackstone Acquisition) and Cendant (prior to the Blackstone Acquisition) sponsored defined contribution savings plans for employees in the U.S. that provided certain of our eligible employees an opportunity to accumulate funds for retirement. HotelClub and ebookers sponsor similar defined contribution savings plans. In September 2007, we adopted a qualified defined contribution savings plan for employees in the U.S. that replaced the existing defined contribution savings plans sponsored by Travelport and Cendant, but did not alter the plans of HotelClub and ebookers. We match the contributions of participating employees on the basis specified by the plans.

We recorded expense related to these plans in the amount of $7 million, $5 million, $2 million and $2 million for the years ended December 31, 2008 and December 31, 2007 and for the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, respectively.

17.	Loss per Share

The following table presents the calculation of basic and diluted loss per share:

		Period from
	Year Ended	July 18, 2007 to
	December 31, 2008	December 31, 2007
	(in millions, except share and per share data)

Net Loss	$(299)	$(42)

Net Loss per Share — Basic and Diluted:
Weighted Average Shares Outstanding for Basic and Diluted Net Loss Per Share (a)	83,342,333	81,600,478

Basic and Diluted (b)	$(3.58)	$(0.51)

(a)	Stock options, restricted stock, restricted stock units and PSUs are not included in the calculation of diluted loss per share for the year ended December 31, 2008 and for the period from July 18, 2007 to December 31, 2007 because we had a net loss for each period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted loss per share.

(b)	Net loss per share may not recalculate due to rounding.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

	As of	As of
Antidilutive equity awards	December 31, 2008	December 31, 2007

Stock options	4,216,805	2,560,676
Restricted stock units	2,724,356	2,296,351
Restricted stock	18,661	42,079
Performance-based restricted stock units	249,108	—

Total	7,208,930	4,899,106

18.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of December 31, 2008 and December 31, 2007, reflected in our consolidated balance sheets. We net settle amounts due to and from Travelport.

	Successor
	December 31, 2008	December 31, 2007
	(in millions)

Due from Travelport, net	$10	—
Due to Travelport, net	—	$8

We also purchased assets of $1 million from Travelport and its subsidiaries during the year ended December 31, 2008 which are included in property and equipment, net in our consolidated balance sheet at December 31, 2008.

The following table summarizes the related party transactions with Travelport and its subsidiaries for the years ended December 31, 2008 and December 31, 2007 and for the periods from August 23, 2006 to December 31, 2006 and January 1, 2006 to August 22, 2006, reflected in our consolidated statements of operations:

			Period from	Period from
	Year Ended	Year Ended	August 23, 2006 to	January 1, 2006 to
	December 31, 2008	December 31,2007	December 31, 2006	August 22, 2006
	Successor	Successor	Successor	Predecessor
	(in millions)
Net revenue (a)	$149	$126	$29	$65
Cost of revenue	—	—	1	—
Selling, general and administrative expense	3	11	4	—
Interest expense	3	48	4	—

(a)	These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gulliver’s Travel Associates, “GTA”) for the periods presented.

In connection with our IPO, we paid a dividend to Travelport in the amount of $109 million. Any future determination to pay dividends would require the prior consent of Travelport, until such time as Travelport no longer beneficially owns at least 33% of the votes entitled to be cast by our outstanding common shares.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 26, 2007 and January 30, 2007, we became the obligor on two intercompany notes payable to affiliates of Travelport in the amounts of $25 million and $835 million, respectively. These notes accrued interest at a fixed rate of 10.25% and were scheduled to mature on February 19, 2014. These notes represented a portion of the debt used to finance the Blackstone Acquisition. Because we did not receive any cash consideration for the assumption of this debt from Travelport in January 2007, the transaction was effectively a distribution of capital. Accordingly, we recorded an $860 million reduction to net invested equity. On July 25, 2007, we used proceeds from the IPO and Term Loan to repay the notes and the interest accrued thereon in full.

Separation Agreement

We entered into a Separation Agreement with Travelport at the time of our IPO. This agreement, as amended, provided the general terms for the separation of our respective businesses. As a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. As a result, Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO.

In addition, Travelport agreed to continue to issue letters of credit on our behalf through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined in the Separation Agreement, as amended) own at least 50% of our voting stock, in an aggregate amount not to exceed $75 million (denominated in U.S. dollars). Travelport charges us fees for issuing, renewing or extending letters of credit on our behalf. This fee is included in interest expense in our consolidated statements of operations. At December 31, 2008 and December 31, 2007, there were $67 million and $74 million of letters of credit issued by Travelport on our behalf, respectively (see Note 11 — Commitments and Contingencies).

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transition Services Agreement

At the time of our IPO, we entered into a Transition Services Agreement with Travelport. Under this agreement, as amended, Travelport has provided us with certain transition services, including insurance, human resources and employee benefits, payroll, tax, communications, collocation and data center facilities, information technology and other existing shared services. We have also provided Travelport with certain services, including accounts payable, information technology hosting, data warehousing and storage as well as Sarbanes-Oxley compliance testing and deficiency remediation. The terms for the services provided under the Transition Services Agreement generally expired on March 31, 2008, subject to certain exceptions. The term of the Transition Services Agreement has been extended until June 30, 2009 for services Travelport provides us related to the support of applications for storage of certain financial and human resources data. The charges for the services are based on the time expended by the employee or service provider billed at the approximate human resource cost, including wages and benefits.

Master License Agreement

We entered into a Master License Agreement with Travelport at the time of our IPO. Pursuant to this agreement, Travelport licenses certain of our intellectual property and pays us fees for related maintenance and support services. The licenses include our supplier link technology; portions of ebookers’ booking, search and dynamic packaging technologies; certain of our products and online booking tools for corporate travel; portions of our white label dynamic packaging technology; and our extranet supplier connectivity functionality currently being implemented as part of our new technology platform.

The Master License Agreement granted us the right to use a corporate online booking product that Travelport was developing at the time we entered into the agreement. The development of this product is now complete, and we have entered into a value added reseller license with Travelport for this product.

Equipment, Services and Use Agreements

Prior to our IPO, we shared office locations with Travelport in twelve locations worldwide. In connection with our IPO, we separated the leasehold properties based upon our respective business operations and assigned a leasehold interest where one company had exclusive use or occupation of a property.

We also entered into an Equipment, Services and Use Agreement for each office occupied by both parties. This agreement commenced in most locations on June 1, 2007 and provided that the cost of the shared space would be ratably allocated. The agreement expired on December 31, 2007 but automatically renewed if no termination notice was served. Termination notices were served at five of the twelve locations in 2007 and at three additional locations in 2008. The agreement for the remaining four locations expires in 2009.

Travelport remained liable to landlords for all lease obligations with guarantee agreements, unless expressly released from this liability by the relevant landlord.

GDS Service Agreements

Prior to the IPO, certain of our subsidiaries had subscriber services agreements with Galileo, a subsidiary of Travelport. Under these agreements, Galileo provided us GDS services and paid us an incentive payment for each segment processed using its GDS services.

In connection with our IPO, we entered into a new agreement with Travelport to use GDS services provided by both Galileo and Worldspan. The new agreement replaced the former Galileo agreement discussed above as well as a GDS contract we had with Worldspan. The new agreement became effective in July 2007 with respect to GDS services provided by Galileo. In August 2007, upon completion of Travelport’s

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of Worldspan, the new agreement became effective for GDS services provided by Worldspan. This agreement expires on December 31, 2014.

The new Travelport GDS service agreement is structured such that we earn incentive revenue for each segment that is processed through Galileo or Worldspan. The agreement also required us to process 33 million segments during 2007, 16 million segments through Worldspan and 17 million segments through Galileo. The required number of segments processed in future years for Worldspan remains fixed at 16 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed in the preceding year. In 2008, we were required to process approximately 22 million segments through Galileo. Our failure to process the required number of segments would result in a shortfall payment of $1.25 per segment below the required minimum. If we meet the minimum number of segments, we are not required to make payments of any kind to Galileo or Worldspan.

A significant portion of our GDS services are provided through this agreement. For the years ended December 31, 2008 and December 31, 2007, we recognized $108 million and $111 million of incentive revenue for segments processed through Galileo and Worldspan, respectively, which accounted for more than 10% of our total net revenues. For the year ended December 31, 2007, this amount includes incentive payments received for GDS services provided under the new agreement with Travelport as we well as the former Galileo agreement and Worldspan contract.

Hotel Sourcing and Franchise Agreement

GTA is a wholly-owned subsidiary of Travelport and provided certain of our subsidiaries with hotel consulting services and access to hotels and destination services pursuant to franchise agreements. As franchisees, we have the ability to make available for booking hotel rooms and destination services provided by GTA at agreed-upon rates. When a customer books a hotel room that we have sourced through GTA, we record to net revenue the difference between what the customer paid and the agreed-upon rate we paid to GTA. We also paid franchise fees to GTA, which we recorded as contra revenue. These franchise agreements continued until December 31, 2007, when our new Master Supply and Services Agreement (the “GTA Agreement”) became effective.

Under the GTA Agreement, we pay GTA a contract rate for hotel and destination services inventory it makes available to us for booking on our websites. The contract rate exceeds the prices at which suppliers make their inventory available to GTA for distribution and is based on a percentage of the rates GTA makes such inventory available to its other customers. We are also subject to additional fees if we exceed certain specified booking levels. The initial term of the GTA Agreement expires on December 31, 2010. Under this agreement, we are restricted from providing access to hotels and destination services content to certain of GTA’s clients until December 31, 2010.

Corporate Travel Agreement

We provide corporate travel management services to Travelport and its subsidiaries. We believe that these agreements have been executed on terms comparable to those of unrelated third parties.

Agreements Involving Tecnovate

On July 5, 2007, we sold Tecnovate, an Indian Services Organization (“ISO”), to Travelport for $25 million. In connection with the sale, we entered into an agreement to continue using the services of the ISO, which included call center and telesales, back office administrative, information technology and financial services. The ISO charges us based on an hourly billing rate for the services provided to us.

The agreement included a termination clause in the event of certain changes in control. In December 2007, Travelport completed the sale of Tecnovate to an affiliate of Blackstone, which qualified as a change in

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control under the termination clause. Prior to the sale, Travelport paid us an incentive fee of $5 million for entering into an amended service agreement to continue using the services of the ISO. We deferred the incentive fee and recognize it as a reduction to expense on a straight-line basis over the term of the agreement, which expires in 2010.

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

Related Party Transactions with Affiliates of Blackstone and TCV

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of December 31, 2008 and December 31, 2007, reflected in our consolidated balance sheets:

	Successor
	December 31, 2008	December 31, 2007
	(in millions)

Accounts payable	$5	$1
Accrued expenses	1	—

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the years ended December 31, 2008 and December 31, 2007 and for the period from August 23, 2006 to December 31, 2006, reflected in our consolidated statements of operations:

			Period from
	Year Ended	Year Ended	August 23, 2006 to
	December 31, 2008	December 31, 2007	December 31, 2006
	Successor	Successor	Successor
	(in millions)

Net revenue	$14	$12	$5
Cost of revenue	30	—	—
Selling, general and administrative expense	5	1	—
Marketing expense	—	1	—

Service Agreements

We have entered into various service agreements with an affiliate of Blackstone that provide us with call center and telesales, back office administrative, information technology and financial services.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Transactions with Former Cendant Affiliates

The following table summarizes the related party transactions with Cendant affiliates for the period from January 1, 2006 to August 22, 2006, reflected in our consolidated statements of operations:

Period from
January 1, 2006 to
August 22, 2006
Predecessor
(in millions)

Net revenue	$10
Selling, general and administrative expense	6
Interest expense	5

Corporate Related Functions

Our consolidated statements of operations reflect an allocation of both general and corporate overhead expenses and directly billed expenses incurred on our behalf from Cendant. General corporate overhead expenses have been allocated based on a percentage of the forecasted revenue. Direct billed expenses were based upon actual utilization of the services. Cost subject to the overhead allocations and direct billings include executive management, tax, insurance, accounting, legal, treasury, information technology, telecommunications, call center support and real estate expenses.

Marketing Services Division Agreements

In October 2005, Cendant sold the companies that made up its Marketing Services Division (“MSD”). We are a party to a number of agreements with the MSD companies, pursuant to which we provide each other with a combination of technical support, marketing services and travel fulfillment services. The initial terms of these agreements generally extend for five to six years, unless terminated by either party in accordance with the terms of those agreements. With respect to the technical support, we pay MSD an inducement payment for each net booking made by MSD through our GDS, and MSD pays us management fees for access to our GDS and the equipment, software and services provided. With respect to the marketing arrangements, MSD typically pays us commissions, either based on customers referred or products and services sold. With respect to the fulfillment services agreement, MSD pays us fees based on services used plus a share of revenue from reservations of select hotels.

Media Services

Avis Budget Group provided us with media planning and advertising buying services until December 31, 2006. We paid advertising costs directly to the third-party vendors.

Realogy Corporation (“Realogy”) provided us with media planning and advertising buying services. We paid advertising costs directly to the third-party vendors; however, we also paid Realogy a fee for access to these vendors.

Wright Express Agreement

In February 2005, Cendant completed the initial public offering of all of the outstanding common stock of its wholly owned Wright Express subsidiary. We are a party to an agreement with Wright Express where we participate in a MasterCard rotating account program. Under this agreement, we participate in the program for our purchasing needs, particularly for our online reservation systems. Wright Express earns money from the interchange rate a vendor is charged for all purchases made on any rotating account, and Wright Express pays us a rebate based upon our purchase volume.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate Travel Agreements

We provide Cendant, Wyndham Worldwide Corporation (“Wyndham”), Avis Budget Group and Realogy with corporate travel management services. The agreements have an initial term of three years, unless terminated earlier by either party in accordance with the terms of the agreement.

Vendor, Partner Marketing and White Label and Hosting Agreements

In the normal course of conducting business, we have entered into various agreements with Wyndham and Avis Budget Group, both of which were affiliates of Cendant. We believe that these agreements have been executed on terms comparable to those of unrelated third parties and include the following:

•	vendor agreements that provide us access to their products and services for distribution on our various websites;

•	partner marketing agreements provide for the promotion of Wyndham and Avis Budget Group products and services on our various websites; and

•	white label and hosting agreements pursuant to which we host various white label websites that incorporate their design elements and allow for the booking of air, car and hotel packages.

19.	Fair Value Measurements

We adopted SFAS No. 157 on January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In accordance with FSP 157-2, we deferred the adoption of SFAS No. 157 for our non-financial assets and non-financial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. Under SFAS No. 159, companies may choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or liabilities (see Note 2 — Summary of Significant Accounting Policies).

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of December 31, 2008, which are classified as other current liabilities and other non-current liabilities in our consolidated balance sheets:

	Fair Value Measurements as of December 31, 2008
			Significant other	Significant
		Quoted prices in	observable	unobservable
	Balance at	active markets	inputs	inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign currency hedge liability (see Note 14 — Derivative Financial Instruments)	$1	$1	—	—

Interest rate swap liabilities (see Note 14 — Derivative Financial Instruments)	$15	—	$15	—

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

20.	Segment Information

We determine operating segments based on how our chief operating decision maker manages the business, including making operating decisions and evaluating operating performance. We operate in one segment and have one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

We maintain operations in the U.S., U.K., Australia, Germany, Sweden, France, Finland, Ireland, the Netherlands, Switzerland, Spain and other international territories. The table below presents net revenue by geographic area: the U.S. and all other countries. We allocate net revenue based on where the booking originated.

			Period from	Period from
	Year Ended	Year Ended	August 23, 2006 to	January 1, 2006 to
	December 31, 2008	December 31, 2007	December 31, 2006	August 22, 2006
	Successor	Successor	Successor	Predecessor
	(in millions)
Net revenue
United States	$686	$679	$200	$411
All other countries	184	180	42	99

	$870	$859	$242	$510

The table below presents property and equipment, net, by geographic area: the U.S. and all other countries.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	December 31, 2008	December 31, 2007
	(in millions)

Long-lived assets
United States	$181	$174
All other countries	9	10

	$190	$184

21.	Quarterly Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters in the period ended December 31, 2008. Prior to the Reorganization, there was no single capital structure upon which to calculate historical earnings (loss) per share information. Accordingly, the table below does not present earnings (loss) per share information for periods prior to the Reorganization.

	Three Months Ended
			June 30,
	December 31, 2008	September 30, 2008	2008	March 31, 2008
	Successor	Successor	Successor	Successor
	(in millions, except per share data)

Net revenue	$180	$240	$231	$219
Cost and expenses	156	516	216	220
Operating income (loss)	24	(276)	15	(1)
Net income (loss)	8	(287)	(5)	(15)
Basic and diluted income (loss) per share	0.10	(3.44)	(0.06)	(0.18)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
	Successor	Successor	Successor	Successor
	(in millions)

Net revenue	$197	$221	$229	$212
Cost and expenses	182	202	230	203
Operating income (loss)	15	19	(1)	9
Net (loss)	(11)	(32)	(32)	(10)

		Period from
	Three	July 18,
	Months Ended	2007 to
	December 31,	September 30,
	2007	2007
	Successor	Successor
	(in millions, except
	per share data)

Net (loss)	$(11)	$(31)
Basic and diluted (loss) per share	(0.13)	(0.38)

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsequent Events

On January 6, 2009, Steven D. Barnhart resigned as President and Chief Executive Officer of the Company. In connection with his resignation and pursuant to the terms of his employment agreement with the Company, we will incur total expenses of $2 million in the first quarter of 2009 relating to severance benefits and other termination-related costs, all of which will be cash expenditures. The majority of these cash payments will be made in equal amounts over a twenty-four month period from his resignation date, but will be delayed until July 7, 2009, as required by applicable tax law.

In addition, we estimate that we will record $2 million of additional equity-based compensation expense in the first quarter of 2009 related to the accelerated vesting of certain equity-based awards held by him, as provided for in the award agreements related to these equity-based awards. These awards will vest on his last day of employment with the Company, or April 6, 2009.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to
	Beginning of	Costs and	Charged to				Balance at
	Period	Expenses	Other Accounts		Deductions		End of Period
	(in millions)

Tax Valuation Allowance
Successor
Year Ended December 31, 2008	$330	$27	$(37	) (a)	$—		$320
Year Ended December 31, 2007	415	46	(117	) (b)	(14	) (c)	330
Period from August 23, 2006 to December 31, 2006	408	7	—		—		415
Predecessor
Period from January 1, 2006 to August 22, 2006	577	114	(18	)(d)	—		673

(a)	Represents current year foreign currency translation adjustments to the valuation allowance.

(b)	Represents adjustments made to reflect the decreases in the valuation allowance related to the tax sharing agreement with the Founding Airlines.

(c)	Represents the expiration of a U.S. federal income tax capital loss carryforward.

(d)	Represents reductions related to a corresponding reduction in deferred tax assets not recorded through our consolidated statements of operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Our independent registered public accounting firm, Deloitte & Touche LLP, audited our financial statements contained in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Orbitz Worldwide, Inc.

We have audited the internal control over financial reporting of Orbitz Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2008 and our report dated March 9, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Chicago, Illinois
March 9, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 — Election of Directors” in the 2009 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance — Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

Code of Business Conduct

We have adopted the Orbitz Worldwide, Inc. Code of Business Conduct and Ethics (the “Code of Business Conduct”) which applies to all of our directors and employees, including our chief executive officer, chief financial officer and principal accounting officer. In addition, we have adopted a Code of Ethics for our chief executive officer and senior financial officers. The Code of Business Conduct and the Code of Ethics are available on the corporate governance page of our Investor Relations website at http://www.orbitz-ir.com. Amendments to, or waivers from, the Code of Business Conduct applicable to these senior executives will be posted on our website and provided to you without charge upon written request to Orbitz Worldwide, Inc., Attention: Corporate Secretary, 500 W. Madison Street, Suite 1000, Chicago, Illinois 60661.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is included in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance — Independence of Directors” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Deloitte & Touche LLP” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm	66
Consolidated Statements of Operations for the years ended December 31, 2008 and December 31, 2007, the period from August 23, 2006 to December 31, 2006 and the period from January 1, 2006 to August 22, 2006	67
Consolidated Balance Sheets at December 31, 2008 and December 31, 2007	68
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007, the period from August 23, 2006 to December 31, 2006 and the period from January 1, 2006 to August 22, 2006	69
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2008 and December 31, 2007, the period from August 23, 2006 to December 31, 2006 and the period from January 1, 2006 to August 22, 2006	70
Consolidated Statements of Invested Equity/Shareholders’ Equity for the years ended December 31, 2008 and December 31, 2007, the period from August 23, 2006 to December 31, 2006 and the period from January 1, 2006 to August 22, 2006	71
Notes to Consolidated Financial Statements	72

(a)(2) Financial Statement Schedules: The following financial statement schedule is included in Item 8 herein:

Schedule II. Valuation and Qualifying Accounts	118

All other schedules are omitted because they are either not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits:

           EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.2	Amended and Restated Bylaws of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.3	Amendment to the Amended and Restated By-laws of Orbitz Worldwide, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 5, 2007).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
10.1	Form of Second Amended and Restated Airline Charter Associate Agreement between Orbitz, LLC and the Founding Airlines (incorporated by reference to Exhibit 10.1 to Amendment No. 5 to the Orbitz, Inc. Registration Statement on Form S-1 (Registration No. 333-88646) filed on November 25, 2003).
10.2	Form of Supplier Link Agreement between Orbitz Worldwide, Inc. and certain airlines (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on June 13, 2007).
10.3	Tax Agreement, dated as of November 25, 2003, between Orbitz, Inc. and American Airlines, Inc., Continental Airlines, Inc., Omicron Reservations Management, Inc., Northwest Airlines, Inc. and UAL Loyalty Services, Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 5 to the Orbitz, Inc. Registration Statement on Form S-1 (Registration No. 333-88646) filed on November 25, 2003).
10.4	Global Agreement, dated as of January 1, 2004, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 13, 2007).
10.5	Amendment to Global Agreement, dated as of July 30, 2004, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on June 29, 2007).
10.6	Complementary and Amendment Agreement to Global Agreement, effective as of September 1, 2006, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 13, 2007).
10.7	Amendment, effective October 1, 2007, between Amadeus IT Group, S.A. and ebookers Limited (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period Ended March 31, 2008).
10.8	Amendment, effective February 1, 2008, between Amadeus IT Group, S.A. and ebookers Limited (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period Ended September 30, 2008).
10.9	Credit Agreement, dated as of July 25, 2007, among Orbitz Worldwide, Inc., UBS AG, Stamford Branch, as administrative agent, collateral agent and an L/C issuer, UBS Loan Finance LLC, as swing line lender, Credit Suisse Securities (USA) LLC, as syndication agent, and Lehman Brothers Inc., as documentation agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.10	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).

Exhibit No.		Description

10.11		First Amendment to Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on May 6, 2008).
10.12		Second Amendment to Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc.
10.13		Transition Services Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.14		Amendment #1 to the Transition Services Agreement, effective as of January 14, 2008, by and among Travelport Inc. and Orbitz Worldwide, Inc.
10.15		Amendment #2 to the Transition Services Agreement, effective as of March 31, 2008, by and among Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period Ended June 30, 2008).
10.16		Amendment #3 to the Transition Services Agreement, effective as of November 24, 2008, by and among Travelport Inc. and Orbitz Worldwide, Inc.
10.17		Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.18		Master License Agreement, dated as of July 23, 2007, by and among Galileo International Technology, LLC, Galileo International, LLC, Orbitz, LLC, ebookers Limited, Donvand Limited, Travelport for Business, Inc., Orbitz Development, LLC and Neat Group Corporation (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.19		Master Supply and Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.20		Software License Agreement, dated as of July 23, 2007, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.8 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.21		Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.22		First Amendment to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended March 31, 2008).
10.23		Second Amendment to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended June 30, 2008).
10	.24†	Third Amendment to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport International, L.L.C. (f/k/a Galileo International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.
10.25		Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 27, 2007).
10.26		Amendment, effective as of January 16, 2008, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.16 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007).

Exhibit No.		Description

10.27		Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated on December 5, 2008.
10	.28*	Employment Agreement (including Form of Option Award Agreement), dated as of January 6, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.2 to Orbitz Worldwide, Inc. Current Report on Form 8-K filed on January 12, 2009).
10	.29*	Amended and Restated Employment Agreement, dated as of December 5, 2008, between Orbitz Worldwide, Inc. and Marsha Williams.
10	.30*	Separation Agreement, dated as of January 6, 2009, by and between Orbitz Worldwide, Inc. and Steven D. Barnhart (incorporated by reference to Exhibit 10.1 to Orbitz Worldwide, Inc. Current Report on Form 8-K filed on January 12, 2009).
10	.31*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Mike Nelson (incorporated by reference to Exhibit 10.10 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.32*	Letter Agreement, effective as of August 14, 2007, between Orbitz Worldwide, Inc. and James P. Shaughnessy.
10	.33*	Letter Agreement, dated March 3, 2009, between Orbitz Worldwide, Inc. and James P. Shaughnessy.
10	.34*	Letter Agreement, effective as of August 10, 2007, between Orbitz Worldwide, Inc. and Dean Sivley.
10	.35*	Letter Agreement, dated February 24, 2009, between Orbitz Worldwide, Inc. and Dean Sivley.
10	.36*	Form of Option Award Agreement (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).
10	.37*	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).
10	.38*	Form of Restricted Stock Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.13 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.39*	Form of Restricted Stock Unit Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.14 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.40*	Form of Restricted Stock Unit Award Agreement for Senior Management (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
10	.41*	Form of Option Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.15 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.42*	Form of Stock Option Award Agreement (Executive Officers) — 2008 Equity Grants (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.43*	Form of Restricted Stock Unit Award Agreement (Executive Officers) — 2008 Equity Grants (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.44*	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.45*	Orbitz Worldwide, Inc. Performance-Based Annual Incentive Plan (incorporated by reference to Appendix A to the Orbitz Worldwide, Inc. Definitive Proxy Statement on Schedule 14A filed on March 24, 2008).

Exhibit No.		Description

10	.46*	Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.47*	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
21.1		List of Subsidiaries.
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC.

Date: March 11, 2009	By: /s/ Barney Harford Barney Harford President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2009	By: /s/ Barney Harford Barney Harford President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 11, 2009	By: /s/ Marsha C. Williams Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 11, 2009	By: /s/ John W. Bosshart John W. Bosshart Vice President of Global Accounting and External Reporting (Principal Accounting Officer)

Date: March 11, 2009	By: /s/ Jeff Clarke Jeff Clarke Chairman of the Board of Directors

Date: March 11, 2009	By: /s/ William C. Cobb William C. Cobb Director

Date: March 11, 2009	By: /s/ Richard P. Fox Richard P. Fox Director

Date: March 11, 2009	By: /s/ Jill A. Greenthal Jill A. Greenthal Director

Date: March 11, 2009	By: /s/ William J.G. Griffith William J.G. Griffith Director

Date: March 11, 2009	By: /s/ Paul C. Schorr IV Paul C. Schorr IV Director

Date: March 11, 2009	By: /s/ Jaynie Miller Studenmund Jaynie Miller Studenmund Director