Form 10-Q
period 2009-03-31
Orbitz Worldwide, Inc.
filed 2009-05-08
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 6, 2009, 83,361,832 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009. Accordingly, you should not unduly rely on these forward-looking statements. We undertake no obligation to publicly revise any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share data)

	Three Months Ended
	March 31,
	2009	2008

Net revenue	$188	$219
Cost and expenses
Cost of revenue	35	43
Selling, general and administrative	66	77
Marketing	64	85
Depreciation and amortization	14	15
Impairment of goodwill and intangible assets	332	—

Total operating expenses	511	220

Operating (loss)	(323)	(1)
Other (expense)
Interest expense, net	(15)	(16)

Total other (expense)	(15)	(16)

Loss before income taxes	(338)	(17)
(Benefit) for income taxes	(2)	(2)

Net loss	$(336)	$(15)

Net loss per share — basic and diluted:
Net loss per share	$(4.02)	$(0.18)

Weighted average shares outstanding	83,593,448	83,151,303

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$173	$31
Accounts receivable (net of allowance for doubtful accounts of $1 and $1, respectively)	62	58
Prepaid expenses	14	17
Deferred income taxes, current	7	6
Due from Travelport, net	2	10
Other current assets	5	6

Total current assets	263	128
Property and equipment, net	189	190
Goodwill	698	949
Trademarks and trade names	150	232
Other intangible assets, net	30	34
Deferred income taxes, non-current	12	9
Other non-current assets	47	48

Total Assets	$1,389	$1,590

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$40	$37
Accrued merchant payable	271	205
Accrued expenses	111	106
Deferred income	39	23
Term loan, current	6	6
Other current liabilities	8	9

Total current liabilities	475	386
Term loan, non-current	585	587
Line of credit	61	21
Tax sharing liability	112	109
Unfavorable contracts	12	13
Other non-current liabilities	35	36

Total Liabilities	1,280	1,152

Commitments and contingencies (see Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 83,366,216 and 83,345,437 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 19,165 and 18,055 shares held, respectively	—	—
Additional paid in capital	913	908
Accumulated deficit	(786)	(450)
Accumulated other comprehensive (loss) (net of accumulated tax benefit of $2 and $2, respectively)	(19)	(21)

Total Shareholders’ Equity	109	438

Total Liabilities and Shareholders’ Equity	$1,389	$1,590

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended
	March 31,
	2009	2008

Operating activities:
Net loss	$(336)	$(15)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14	15
Impairment of goodwill and intangible assets	332	—
Non-cash revenue	(1)	(1)
Non-cash interest expense	4	5
Deferred income taxes	(4)	(3)
Stock compensation	5	3
Changes in assets and liabilities:
Accounts receivable	(5)	(7)
Deferred income	17	15
Due to/from Travelport, net	9	(21)
Accounts payable, accrued merchant payable, accrued expenses and other current liabilities	79	121
Other	3	(4)

Net cash provided by operating activities	117	108

Investing activities:
Property and equipment additions	(12)	(12)

Net cash (used in) investing activities	(12)	(12)

Financing activities:
Capital lease and debt payments	(2)	(2)
Payments on tax sharing liability	—	(4)
Proceeds from line of credit	100	29
Payments on line of credit	(60)	(30)

Net cash provided by (used in) financing activities	38	(7)

Effects of changes in exchange rates on cash and cash equivalents	(1)	3

Net increase in cash and cash equivalents	142	92
Cash and cash equivalents at beginning of period	31	25

Cash and cash equivalents at end of period	$173	$117

Supplemental disclosure of cash flow information:
Income tax payments, net	$1	$1
Cash interest payments, net of capitalized interest of almost nil and almost nil, respectively	$11	$11
Non-cash investing activity:
Capital expenditures incurred not yet paid	—	$1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in millions)

	Three Months
	Ended
	March 31,
	2009	2008

Net loss	$(336)	$(15)
Other comprehensive income (loss), net of income taxes
Currency translation adjustment	—	8
Unrealized gains (losses) on floating to fixed interest rate swaps (net of tax benefit of $0 and $2, respectively)	2	(3)

Other comprehensive income	2	5

Comprehensive loss	$(334)	$(10)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2008	83	$1	$908	$(450)	$(21)	$438
Net loss	—	—	—	(336)	—	(336)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	5	—	—	5
Other comprehensive income, net of tax benefit of $0	—	—	—	—	2	2

Balance at March 31, 2009	83	$1	$913	$(786)	$(19)	$109

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and Travel Acquisition Corporation Pty. Ltd. (“HotelClub”) and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of our initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At March 31, 2009 and December 31, 2008, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially owned approximately 58% of our outstanding common stock.

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K filed with the SEC on March 11, 2009.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of SFAS No. 157 for our financial assets and financial liabilities on January 1, 2008 and for our non-financial assets and non-financial liabilities on January 1, 2009 did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 141(R) became effective for our fiscal year beginning January 1, 2009. Our adoption of SFAS No. 141(R) will not have an effect on our consolidated financial statements unless we enter into a business combination or reduce our deferred tax valuation allowance that was established in purchase accounting. At December 31, 2008, $272 million of our deferred income tax valuation allowance was originally established in purchase accounting. Prior to our adoption of SFAS No. 141(R), any reductions in our remaining deferred income tax valuation allowance that was originally established in purchase accounting were recorded through goodwill. Beginning January 1, 2009, these reductions are recorded through our consolidated statement of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities previously identified under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 provides for enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS No. 161 on January 1, 2009. Our adoption of SFAS No. 161 did not have an impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method under SFAS No. 128, “Earnings per Share.” FSP 03-6-1 also requires all prior period earnings per share data presented to be adjusted retrospectively. We adopted

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP 03-6-1 on January 1, 2009. Our adoption of FSP 03-6-1 did not have an impact on our consolidated financial statements or calculation of earnings per share.

3.	Impairment of Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment. Refer to Note 2 to the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K for further information on our accounting policy for goodwill, indefinite-lived intangible assets and finite-lived intangible assets.

During the three months ended March 31, 2009, we experienced a significant decline in our stock price, and economic and industry conditions continued to weaken. These factors, coupled with an increase in competitive pressures, indicated potential impairment of our goodwill and trademarks and trade names. As a result, in connection with the preparation of our financial statements for the first quarter of 2009, we performed an interim impairment test of goodwill and trademarks and trade names under SFAS No. 142.

For purposes of testing goodwill for potential impairment, we estimated the fair value of the applicable reporting units to which all goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of March 31, 2009. The market approach is a valuation method in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. Under the market approach, the valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Variations of the income approach were used to estimate certain of the intangible asset fair values.

For purposes of testing trademarks and trade names for impairment, we used appropriate valuation techniques to separately estimate the fair values of all of our indefinite-lived intangible assets as of March 31, 2009 and compared those estimates to the respective carrying values. Our indefinite-lived intangible assets are comprised of trademarks and trade names. We used an income valuation approach, as described above, to estimate fair values of the relevant trademarks and trade names. The key inputs to the discounted cash flow model were our historical and estimated future revenues, an assumed royalty rate, and the discount rate, among others. While certain of these inputs are observable, significant judgment was required to select certain inputs from observed market data.

As part of our interim impairment test under SFAS No. 142, we were required to determine the fair values of our finite-lived intangible assets, including our customer and vendor relationships, as of March 31, 2009. We determined the fair values of our finite-lived intangible assets by discounting the estimated future cash flows of these assets.

As a result of this testing, we concluded that the goodwill and trademarks and trade names related to both our domestic and international subsidiaries were impaired. Accordingly, we recorded a non-cash impairment charge of $332 million during the three months ended March 31, 2009, of which $250 million related to goodwill and $82 million related to trademarks and trade names. This charge is included in the impairment of goodwill and intangible assets expense line item in our condensed consolidated statements of operations.

Due to the current economic uncertainty and other factors, we cannot assure that the remaining amounts of goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	March 31, 2009	December 31, 2008
	(in millions)

Capitalized software	$192	$188
Furniture, fixtures and equipment	61	60
Leasehold improvements	13	13
Construction in progress	19	15

Gross property and equipment	285	276
Less: accumulated depreciation and amortization	(96)	(86)

Property and equipment, net	$189	$190

We recorded depreciation and amortization expense related to property and equipment in the amount of $10 million and $11 million for the three months ended March 31, 2009 and March 31, 2008, respectively.

5.	Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	March 31, 2009	December 31, 2008
	(in millions)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$698	$949
Trademarks and trade names	150	232

The changes in the carrying amount of goodwill during the three months ended March 31, 2009 were as follows:

Amount
(in millions)

Balance at December 31, 2008	$949
Impact of foreign currency translation (a)	(1)
Impairment (b)	(250)

Balance at March 31, 2009	$698

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

(b)	During the first quarter of 2009, we performed an interim impairment test on our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash impairment charge of $250 million related to goodwill and $82 million related to trademarks and trade names (see Note 3 — Impairment of Goodwill and Intangible Assets).

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-lived intangible assets consisted of the following:

	March 31, 2009				December 31, 2008
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
		(in millions)		(in years)		(in millions)		(in years)

Finite-Lived Intangible Assets:
Customer relationships	$68	$(41)	$27	4	$68	$(37)	$31	4
Vendor relationships and other	4	(1)	3	7	4	(1)	3	7

Total Finite-Lived Intangible Assets	$72	$(42)	$30	5	$72	$(38)	$34	5

We recorded amortization expense related to finite-lived intangible assets in the amount of $4 million for each of the three months ended March 31, 2009 and March 31, 2008, respectively. These amounts are included in depreciation and amortization expense in our condensed consolidated statements of operations.

The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in millions)

2009 (remaining 9 months)	$12
2010	11
2011	3
2012	2
2013	1
Thereafter	1

Total	$30

6.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2009	December 31, 2008
	(in millions)

Advertising and marketing	$31	$29
Employee costs	18	13
Tax sharing liability, current	15	15
Rebates	7	6
Technology costs	5	7
Professional fees	5	4
Customer service costs	4	5
Contract exit costs	4	4
Unfavorable contracts, current	3	3
Facilities costs	2	4
Other	17	16

Total accrued expenses	$111	$106

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Term Loan and Revolving Credit Facility

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The Term Loan matures in July 2014. Beginning in the first quarter of 2009, we are required to make mandatory prepayments on the Term Loan annually in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our cash flow for the year ended December 31, 2008, we were not required to make a mandatory prepayment in the first quarter of 2009. At March 31, 2009 and December 31, 2008, $591 million and $593 million was outstanding on the Term Loan, respectively.

At March 31, 2009, we have interest rate swaps outstanding that effectively convert $400 million of the Term Loan to a fixed interest rate (see Note 13 — Derivative Financial Instruments). At March 31, 2009, $200 million of the Term Loan effectively bears interest at a fixed rate of 8.21%, $100 million of the Term Loan effectively bears interest at a fixed rate of 6.39% and an additional $100 million of the Term Loan effectively bears interest at a fixed rate of 5.98%, through these interest rate swaps. Of the remaining $191 million of the Term Loan, $100 million bears interest at a variable rate of LIBOR plus 300 basis points, or 4.22%, as of March 31, 2009, which is based on the three-month LIBOR, and $91 million bears interest at a variable rate of LIBOR plus 300 basis points, or 3.52%, as of March 31, 2009, which is based on the one-month LIBOR.

Revolver

The Revolver provides for borrowings and letters of credit of up to $85 million ($50 million in U.S. dollars and the equivalent of $35 million denominated in Euros and Pounds Sterling) and bears interest at a variable rate, at our option, of LIBOR plus a margin of 250 basis points or an Alternative Base Rate plus a margin of 150 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We also incur a commitment fee of 50 basis points on any unused amounts under the Revolver. The Revolver matures in July 2013.

Lehman Commercial Paper Inc., which filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2008, holds a $12.5 million commitment, or 14.7% percent, of the $85 million available under the Revolver. As a result, total availability under the Revolver has effectively been reduced from $85 million to $72.5 million ($42.6 million in U.S. dollars and the equivalent of $29.9 million denominated in Euros and Pounds Sterling).

At March 31, 2009, $61 million of borrowings were outstanding under the Revolver, of which $42 million were denominated in U.S. dollars and the equivalent of $19 million was denominated in Pounds Sterling. At December 31, 2008, $21 million of borrowings were outstanding under the Revolver, all of which were denominated in U.S. dollars. In addition, at March 31, 2009, there were the equivalent of $4 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2009, $12 million of the outstanding borrowings bear interest at a rate equal to the Alternative Base rate plus 150 basis points, or 4.75%. Of the remaining $49 million of outstanding borrowings, $30 million bears interest at a variable rate equal to the U.S.-dollar LIBOR rate plus 250 basis points, or 3.01%, and $19 million bears interest at a variable rate equal to the Pound Sterling LIBOR rate plus 250 basis points, or 3.88%. Commitment fees on unused amounts under the Revolver were almost nil for each of the three months ended March 31, 2009 and March 31, 2008.

8.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of March 31, 2009, the estimated remaining payments that may be due under this agreement were approximately $226 million. We estimate that the net present value of our obligation to pay tax benefits to the Founding Airlines was $127 million and $124 million at March 31, 2009 and December 31, 2008, respectively. The table below shows the changes in the tax sharing liability during the three months ended March 31, 2009:

Amount
(in millions)

Balance at December 31, 2008	$124
Accretion of interest expense (a)	3

Balance at March 31, 2009	$127

(a)	We accreted interest expense related to the tax sharing liability of $3 million and $4 million for the three months ended March 31, 2009 and March 31, 2008, respectively.

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $15 million is included in accrued expenses in our condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively. The long-term portion of the tax sharing liability of $112 million and $109 million is reflected as the tax sharing liability in our condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively. At the time of the Blackstone Acquisition, Cendant indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we recorded a receivable of $37 million which is included in other non-current assets in our condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively.

The table below shows the estimated payments under our tax sharing liability over the next five years:

Year	(in millions)

2009 (remaining 9 months)	$16
2010	18
2011	20
2012	17
2013	18
Thereafter	137

Total	$226

9.	Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements, or “Charter Associate Agreements,” with the Founding Airlines as well as US Airways (“Charter Associate Airlines”). These agreements pertain to our Orbitz business, which was owned by the Founding Airlines at the time we

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entered into the agreements. Under the Charter Associate Agreements, we must pay a portion of the global distribution system (“GDS”) incentive revenue we earn from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter Associate Airline are booked through the Orbitz.com website utilizing Worldspan. The rebate structure under the Charter Associate Agreements was considered unfavorable when compared to market conditions at the time of the Blackstone Acquisition. As a result, an unfavorable contract liability was recorded at its fair value at the acquisition date.

At March 31, 2009 and December 31, 2008, the net present value of the unfavorable contract liability was $15 million and $16 million, respectively. The current portion of the liability of $3 million was included in accrued expenses in our condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively. The long-term portion of the liability of $12 million and $13 million is included in unfavorable contracts in our condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively.

This liability is being amortized to revenue in our condensed consolidated statements of operations on a straight-line basis over the remaining contractual term. We recognized revenue for the unfavorable portion of the Charter Associate Agreements in the amount of $1 million for each of the three months ended March 31, 2009 and March 31, 2008, respectively.

10.	Commitments and Contingencies

Our commitments as of March 31, 2009 did not materially change from the amounts set forth in our 2008 Annual Report on Form 10-K.

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The cities of Chicago, Illinois, Phoenix, Arizona, North Little Rock and Pine Bluff, Arkansas, 30 cities in California (including Los Angeles and Oakland), an entity representing 84 cities and 14 counties in Alabama, the counties of Jefferson, Arkansas, Brunswick and Stanly, North Carolina, Duval County, Florida, the Hawaii Department of Taxation and the South Carolina Department of Taxation issued audit notices against the Company. These municipalities have

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments. They include: the cities of Anaheim, San Diego and San Francisco, California, the counties of Miami-Dade and Broward, Florida, the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia, the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia, the city of Philadelphia, Pennsylvania, and state tax officials from Indiana and Wisconsin. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $1 million and $4 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of March 31, 2009, we have not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At each of March 31, 2009 and December 31, 2008, there were $3 million of surety bonds outstanding and $2 million of bank guarantees outstanding.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. government agencies. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement (as amended) entered into in connection with the IPO. The letter of credit fees were $1 million for each of the three months ended March 31, 2009 and March 31, 2008. At March 31, 2009 and December 31, 2008, there were $69 million and $67 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 15 — Related Party Transactions). In addition, at March 31, 2009, there were the equivalent of $4 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we have established a liability for unrecognized tax benefits that management believes to be adequate. There were no changes in this liability during the three months ended March 31, 2009.

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1 million at March 31, 2009. We do not expect to make any cash tax payments nor do we expect any statutes of limitations to lapse related to this liability within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2009 and March 31, 2008, we recognized interest and penalties of nil and almost nil, respectively. Accrued interest and penalties were nil and almost nil as of March 31, 2009 and December 31, 2008, respectively.

We have computed the tax provision for the three months ended March 31, 2009 in accordance with the provisions of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” We recognized an income tax provision in tax jurisdictions which had pre-tax income for the three months ended March 31, 2009 and are expected to generate pre-tax book income during the remainder of fiscal year 2009. We recognized an income tax benefit in tax jurisdictions which incurred pre-tax losses for the three months ended March 31, 2009 if the tax jurisdictions are expected to be able to realize these losses during the remainder of fiscal year 2009 or are expected to recognize a deferred tax asset related to such losses at December 31, 2009 that will more likely than not be realized.

The amount of the tax benefit recorded during the three months ended March 31, 2009 is disproportionate to the amount of pre-tax net loss incurred during the quarter primarily because we are not able to realize any tax benefit on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the first quarter of 2009.

12.	Equity-Based Compensation

We currently issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. As of March 31, 2009, 6,217,104 shares were available for future issuance under the Plan.

The table below summarizes the option activity under the Plan during the three months ended March 31, 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic
	Shares	(per share)	(in years)	Value(a)

Outstanding at December 31, 2008	4,216,805	$10.88	7.6
Granted	1,000,000	$4.15	6.8
Forfeited	(140,721)	$11.46	7.5

Outstanding at March 31, 2009	5,076,084	$9.54	7.2	—

Exercisable at March 31, 2009	643,056	$14.93	8.3	—

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The exercise price of stock options outstanding and stock options exercisable at March 31, 2009 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was $0.

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. The stock options granted at the time of the IPO as additional compensation to our employees who previously held equity awards under Travelport’s long-term incentive plan vest quarterly over a three-year period. The stock options granted in the three months ended March 31, 2009 vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly basis thereafter. All other stock options granted vest annually over a four-year period. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for stock options granted during the three months ended March 31, 2009 are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method,” as defined in SEC Staff Accounting Bulletin No. 110, “Share-Based Payment.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. We use historical turnover to estimate employee forfeitures.

Assumptions:

Dividend yield	—
Expected volatility	49%
Expected life (in years)	4.58
Risk-free interest rate	1.47%

Based on the above assumptions, the weighted average grant-date fair value of stock options granted during the three months ended March 31, 2009 was $1.73.

There was no significant activity related to restricted stock units, performance-based restricted stock units (“PSUs”), restricted stock, or deferred stock units during the three months ended March 31, 2009. As of March 31, 2009, the Company expects that none of the PSUs will vest.

We recognized total equity-based compensation expense of $5 million and $3 million during the three months ended March 31, 2009 and March 31, 2008, respectively, none of which has provided us a tax benefit. Of the total equity-based compensation expense recorded in the three months ended March 31, 2009, $2 million related to the accelerated vesting of certain equity-based awards held by Steven D. Barnhart, our former President and Chief Executive Officer, who resigned in January 2009. These awards vested on his last day of employment with the Company, or April 6, 2009, as provided for in the agreements related to these equity-based awards (see Note 17 — Severance).

As of March 31, 2009, a total of $23 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units, unvested PSUs and unvested restricted stock are expected to be recognized over the remaining weighted-average period of 2 years.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Derivative Financial Instruments

Interest Rate Hedges

At March 31, 2009, we had the following interest rate swaps that effectively converted $400 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

			Fixed Interest	Variable Interest
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received

$200 million	July 25, 2007	December 31, 2009	5.21%	Three-month LIBOR
$100 million	May 30, 2008	May 31, 2011	3.39%	Three-month LIBOR
$100 million	September 30, 2008	September 30, 2010	2.98%	One-month LIBOR

The objective of entering into our interest rate swaps is to protect against volatility of future cash flows and effectively hedge the variable interest payments on the Term Loan. We determined that these designated hedging instruments qualify for cash flow hedge accounting treatment under SFAS No. 133. Our interest rate swaps are the only derivative financial instruments that we have designated as hedging instruments.

The interest rate swaps are reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment is recorded to accumulated other comprehensive income. The following table shows the fair value of our interest rate swaps at March 31, 2009 and December 31, 2008:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2009	December 31, 2008
		(in millions)
Liability Derivatives:
Interest rate swaps	Other current liabilities	$6	$8
Interest rate swaps	Other non-current liabilities	7	7

The following table shows the market adjustments recorded during the three months ended March 31, 2009 and March 31, 2008:

Gain (Loss)
Recognized in Income
(Ineffective Portion and
			Gain (Loss) Reclassified		the Amount Excluded
	Gain (Loss) in Other		From OCI into Income		from Effectiveness
	Comprehensive Income (“OCI”)		(Effective Portion)		Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008
(in millions)

Interest rate swaps	$2	$(5)	$(3)	$—	$—	$—

The amount of loss recorded in accumulated other comprehensive loss at March 31, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $10 million after-tax.

Foreign Currency Hedges

We enter into foreign currency forward contracts (“forward contracts”) to manage exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. As of March 31, 2009, we have forward contracts outstanding with a total net notional amount of $56 million, which matured in April 2009. The forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the forward contracts are recorded in net income, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value of our foreign currency hedges at March 31, 2009 and December 31, 2008:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2009	December 31, 2008
		(in millions)

Asset Derivatives:
Foreign currency hedges (a)	Other current liabilities	$—	$—
Liability Derivatives:
Foreign currency hedges	Other current liabilities	1	1

(a)	At March 31, 2009 and December 31, 2008, almost nil of the total market value of our foreign currency hedges represented an asset. Pursuant to the customary netting provisions in our agreements with counterparties, these amounts were offset against foreign currency hedges that were in a liability position at March 31, 2009 and December 31, 2008. The net amount is included in other current liabilities in our condensed consolidated balance sheets.

The following table shows the changes in the fair value of our forward contracts recorded in net income during the three months ended March 31, 2009 and March 31, 2008:

	(Loss) in
	Selling, General &
	Administrative Expense
	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Foreign currency hedges (b)	$—	$—

(b)	We recognized losses of almost nil related to foreign currency hedges during each of the three months ended March 31, 2009 and March 31, 2008, respectively.

14.	Loss per Share

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2009	2008
	(in millions, except share and per share data)

Net Loss	$(336)	$(15)

Net Loss per Share — Basic and Diluted:
Weighted Average Shares Outstanding for Basic and Diluted Net Loss Per Share (a)	83,593,448	83,151,303

Basic and Diluted	$(4.02)	$(0.18)

(a)	Stock options, restricted stock, restricted stock units and PSUs are not included in the calculation of diluted loss per share for the three months ended March 31, 2009 and March 31, 2008 because we had a net loss for each period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted loss per share.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

	As of	As of
Antidilutive Equity Awards	March 31, 2009	March 31, 2008

Stock options	5,076,084	2,432,118
Restricted stock units	2,602,316	2,126,350
Restricted stock	15,552	27,992
Performance-based restricted stock units	249,108	—

Total	7,943,060	4,586,460

15.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of March 31, 2009 and December 31, 2008, reflected in our condensed consolidated balance sheets. We net settle amounts due to and from Travelport.

	March 31, 2009	December 31, 2008
	(in millions)

Due from Travelport, net	$2	$10

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three months ended March 31, 2009 and March 31, 2008, reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
	(in millions)

Net revenue (a)	$30	$41
Selling, general and administrative expense	—	2
Interest expense	1	1

(a)	These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gulliver’s Travel Associates, “GTA”) for the periods presented.

The tables above reflect amounts resulting from agreements with Travelport and its subsidiaries, including our transition services agreement, master license agreement, equipment, services and use agreements, intercompany notes payable, GDS service agreement, hotel sourcing and franchise agreement and corporate travel agreement.

In addition to the amounts reflected in the tables above, Travelport is also obligated to issue letters of credit on our behalf through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined in the Separation Agreement, as amended) own at least 50% of our voting stock, in an aggregate amount not to exceed $75 million (denominated in U.S. dollars). At March 31, 2009 and December 31, 2008, there were $69 million and $67 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 10 — Commitments and Contingencies).

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Transactions with Affiliates of Blackstone and TCV

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of March 31, 2009 and December 31, 2008, reflected in our condensed consolidated balance sheets:

	March 31, 2009	December 31, 2008
	(in millions)

Accounts payable	$5	$5
Accrued expenses	2	1

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the three months ended March 31, 2009 and March 31, 2008, reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
	(in millions)

Net revenue	$3	$3
Cost of revenue	6	2
Selling, general and administrative expense	1	1

The tables above reflect amounts resulting from agreements entered into in the normal course of conducting business with these affiliates. We believe that these agreements have been executed on terms comparable to those of unrelated third parties. For example, we have agreements with certain hotel management companies that are affiliates of Blackstone and that provide us with access to their inventory. We also purchase services from certain Blackstone and TCV affiliates such as telecommunications and advertising. An affiliate of Blackstone also provides us with call center and telesales, back office administrative, information technology and financial processing services. In addition, various Blackstone and TCV affiliates utilize our partner marketing programs and corporate travel services.

16.	Fair Value Measurements

We adopted SFAS No. 157 for our financial assets and financial liabilities on January 1, 2008 and for our non-financial assets and non-financial liabilities on January 1, 2009 (see Note 2 — Recently Issued Accounting Pronouncements). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

We have derivative financial instruments that must be measured under SFAS No. 157. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. In accordance with this hierarchy, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of March 31,

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 and December 31, 2008, which are classified as other current liabilities and other non-current liabilities in our condensed consolidated balance sheets:

	Fair Value Measurements as of
	March 31, 2009				December 31, 2008
		Quoted	Significant			Quoted	Significant
		prices in	other	Significant		prices in	other	Significant
		active	observable	unobservable	Balance at	active	observable	unobservable
	Balance at	markets	inputs	inputs	December 31,	markets	inputs	inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	2008	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign currency hedge liability (see Note 13 — Derivative Financial Instruments)	$1	$1	$—	$—	$1	$1	$—	$—

Interest rate swap liabilities (see Note 13 — Derivative Financial Instruments)	$13	$—	$13	$—	$15	$—	$15	$—

The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the three months ended March 31, 2009. These non-financial assets, which included our goodwill and trademarks and trade names, were required to be measured at fair value in connection with the interim impairment test we performed on our goodwill and trademarks and trade names in the first quarter of 2009 (See Note 3 — Impairment of Goodwill and Intangible Assets).

Fair Value Measurements Using
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
	Balance at	markets	inputs	inputs	Total Gains
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
(in millions)

Goodwill	$698	$—	$—	$698	$(250)

Trademarks and trade names	$150	$—	$—	$150	$(82)

17.	Severance

On January 6, 2009, Steven D. Barnhart resigned as President and Chief Executive Officer of the Company. In connection with his resignation and pursuant to the terms of his employment agreement with the Company, we incurred total expenses of $2 million in the first quarter of 2009 relating to severance benefits and other termination-related costs, which are included in selling, general and administrative expense in our condensed consolidated statements of operations. The majority of these cash payments will be made in equal amounts over a twenty-four month period from his resignation date, but will be delayed until July 7, 2009, as required by applicable tax law. In addition, we recorded $2 million of additional equity-based compensation expense in the first quarter of 2009 related to the accelerated vesting of certain equity-based awards held by him (see Note 12 — Equity-Based Compensation).

During the first quarter of 2009, we also reduced our workforce by approximately 50 domestic and international employees, primarily in response to weakening demand in the travel industry and deteriorating economic conditions. In connection with this workforce reduction, we incurred total expenses of $1 million in the three months ended March 31, 2009 related to severance benefits and other termination-related costs, which are included in selling, general and administrative expense in our condensed consolidated statements of operations. The majority of these costs had been paid as of March 31, 2009.

18.	Subsequent Events

On April 16, 2009, the Company granted 834,522 restricted stock units under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended. The restricted stock units have a grant date fair value of $1.59 per unit and vest annually over a four-year period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009.

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

We generate revenue through multiple sources, including our retail model, merchant model, incentive payments, advertising, and white label and hosting businesses. Through our retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. Through our merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Historically, under both the retail and merchant models, we have also earned revenue by charging customers a service fee for booking airline tickets, hotel rooms and certain other travel products on our websites (See “Industry Trends” below for further discussion regarding booking fees). In addition, we receive incentive payments for each segment of travel that is processed through a GDS.

We generate advertising revenue through our partner marketing programs. These programs provide direct access to our customers through a combination of display advertising, performance-based advertising and other marketing programs. Our white label and hosting businesses enable us to earn revenue by licensing our technology platform to, or hosting websites on behalf of, third-party partners.

We are a leader in air travel, the largest online travel segment. This leadership position has historically enabled us to drive growth in complimentary travel products, such as hotels, car rentals, cruises and dynamic vacation packages, which are vacation packages that include different combinations of travel products. Our non-air travel products generally generate higher net revenue per transaction than our air travel product. We believe these non-air travel products represent significant long-term growth opportunities, despite the softness we are currently experiencing as a result of weak economic and industry conditions (See “Industry Trends” below).

We also believe that there are long-term growth opportunities in regions outside of the U.S. for our international brands. However, these brands are currently experiencing declines as a result of deteriorating economic and industry conditions and competitive pressures (See “Industry Trends” below).

In light of current economic and industry conditions, our short-term focus is on improving our operating and marketing efficiency, simplifying the way we do business, and continuing to innovate. In late 2008 and early 2009, we took steps to reduce our cost structure by reducing our global workforce, our use of contract labor and other operating costs. We also completed the implementation of a common technology platform for all of our ebookers websites in Europe. We will continue to focus on opportunities to further streamline our cost structure. We are also actively pursuing strategies to improve the efficiency of our online marketing efforts. These strategies include changing our approach to search engine marketing and travel research marketing to drive more profitability, and actively pursuing opportunities to increase the amount of organic or “free” traffic coming to our websites. We intend to simplify our business, primarily with respect to our technology, which we believe will enable us to develop new, innovative functionality on our websites more efficiently and with fewer resources. We believe this short-term strategy will better position us to manage through this challenging environment, until such time as economic and industry conditions improve.

Industry Trends

The economic and industry outlook deteriorated significantly in the fourth quarter of 2008 and into 2009, as the global economy is experiencing a prolonged recession. The weak economy has caused unemployment rates to rise and lowered consumer confidence, which in turn has resulted in lower consumer spending on discretionary items, including travel.

The current economic environment has significantly impacted the travel industry. As demand for air travel continues to be weak, certain domestic airlines have announced further capacity reductions in 2009 and have reduced ticket prices to drive volume. In response to weak demand, certain international airlines have also announced that they will implement capacity reductions in 2009 and have begun to reduce ticket prices to drive volume. We believe that further capacity reductions could negatively impact demand for air travel and could adversely impact the net revenue that online travel companies (“OTCs”) generate from the booking of airline tickets and other complementary travel products, such as hotels and car rentals. Potential bankruptcies and consolidation in the airline industry could also result in further capacity reductions, which could further reduce the number of airline tickets available for booking on OTCs’ websites.

Competitive pressures resulting from weaker demand for travel have also created increased uncertainty around the sustainability of service fees charged by OTCs. In 2009, certain OTCs who historically charged booking fees, including us, temporarily eliminated booking fees on most flights and reduced booking fees on hotels. We continue to monitor the competitive environment and regularly evaluate our fee structure. However, given the current competitive environment, it is uncertain at this time whether the elimination of booking fees by OTCs is in fact temporary, or if booking fees will be permanently eliminated or reduced. The elimination of booking fees on OTCs’ websites is expected to significantly reduce the net revenue that OTCs generate from the booking of airline tickets. We believe the combination of new media monetization initiatives, our cost reduction actions, our improved marketing efficiency, and the increase in air volume since removing fees should enable us to offset most of the impact of the fee reductions.

Globally, airlines are also under increased pressure to reduce their overall costs, including the costs of distributing air travel through OTCs and GDSs. In response, our distribution partners could attempt to terminate or renegotiate their agreements with us in order to attain more favorable terms. If the airlines were successful, such actions could reduce the revenue we earn from our GDS agreements. In addition, any pressure placed on GDSs by the airlines may result in additional costs being passed to us.

Fundamentals in the U.S. hotel industry also continue to be weak. Hotel occupancy rates and average daily rates (“ADRs”) declined in late 2008 for the first time in several years and continued to decline in the first quarter of 2009. We believe that hotel suppliers will continue to lower ADRs through the remainder of 2009 in order to improve hotel occupancy rates during a time of weakening demand. Fundamentals in the European and Asia Pacific hotel industries have also deteriorated. A deterioration of ADRs would negatively impact the net revenue that OTCs earn per hotel booking.

The current economic environment has also significantly impacted the car rental industry. In response to lower demand for air travel, demand for car rentals has also declined. We expect this trend to continue through the remainder of 2009. Lower demand for car rentals could reduce the net revenue that OTCs generate from the booking of car rentals. Furthermore, as a result of a deterioration in the capital markets, car rental companies currently have limited access to financing and have reduced their rental car fleets. The overall reduction in rental car fleets has resulted in a significant increase in ADRs for car rentals. The financial condition of car rental companies has also deteriorated, which may result in bankruptcies and industry consolidation. Potential bankruptcies and industry consolidation could cause further increases in ADRs for car rentals as well as a reduction in the number of cars available for booking on OTCs’ websites.

We believe that our gross bookings and net revenue for the first quarter of 2009 were significantly impacted by the economic and industry conditions described above. We expect these trends and their impact on our gross bookings and net revenue to continue at least through the remainder of 2009. In response, we took steps to reduce our cost structure to manage through the current economic recession and industry downturn. In the fourth quarter of 2008 and in the first quarter of 2009, we reduced our global workforce, our use of outside contractors and other operating expenses. We expect to realize approximately $40 to $45 million of annualized cash savings from these actions. In the first quarter of 2009, we also significantly restructured our approach to marketing, bringing greater emphasis to marketing efficiency. Our emphasis on marketing efficiency combined with declines in volume resulted in a $21 million decline in total marketing expense in the first quarter of 2009 compared with the first quarter of last year. We expect that our marketing expense for the remainder of 2009 will continue to be lower than the prior year, as a result of lower volume and our ongoing efforts to increase marketing efficiency.

The growth rate of online travel bookings in the domestic market has slowed as this market has matured. Much of the initial rapid growth experienced in the online travel industry was driven by consumers shifting from purchasing travel through traditional offline channels to purchasing travel through online channels. Accordingly, going forward, we believe that growth rates in the domestic online travel market may more closely follow the growth rates of the overall travel industry.

Internationally, the online travel industry continues to benefit from rapidly increasing Internet usage and growing acceptance of online booking. We expect international growth rates for the online travel industry to continue to outpace growth rates of the overall travel industry.

The booking of air travel continues to be driven by price. As a result, we believe that OTCs will focus on differentiating themselves from supplier websites by offering customers the ability to selectively combine travel products such as air, car, hotel and destination services into dynamic vacation packages. Through dynamic vacation packages, we make certain products available to our customers at prices that are generally lower than booking each travel product separately. We foresee significant growth potential for OTCs for these types of services, particularly since travelers are increasingly price-sensitive and suppliers are more dependent on alternative distribution channels in the current economic environment. Our net revenue per transaction is generally higher for dynamic vacation packages than for stand-alone travel products.

OTCs make significant investments in marketing through both online and traditional offline channels. Key areas of online marketing include search engine marketing (“SEM”), travel publisher marketing, display advertising, affiliate programs and email marketing. Search engine marketing costs have been rising in the U.S. over time, although to a lesser extent in the current economic environment, and competition for search-engine key words continues to be intense. If these trends continue, we could experience lower margins or declines in transaction growth rates. We are actively pursuing strategies to improve the efficiency of our online marketing efforts. These strategies include changing our approach to SEM and travel research marketing to drive more profitability, and actively pursuing opportunities to increase the amount of organic or “free” traffic coming to our websites through search engine optimization and customer relationship management.

RESULTS OF OPERATIONS

Key Operating Metrics

Our operating results are affected by certain key metrics that represent overall transaction activity. Gross bookings and net revenue are key metrics that drive our business. Gross bookings is defined as the total amount paid by a consumer for transactions booked under both the retail and merchant models. Net revenue includes: commissions earned from suppliers under our retail model; the difference between the total amount the customer pays us for a travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that travel product under our merchant model; service fees earned from customers under both our retail and merchant models; advertising revenue and certain other fees and commissions.

Gross bookings provide insight into changes in overall travel levels, both industry-wide and on our websites. We follow net revenue trends for our various brands, geographies and product categories to gain insight into the performance of our business across these categories.

The table below shows our gross bookings and net revenue for the three months ended March 31, 2009 and March 31, 2008. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings are comprised of gross bookings from hotels, car rentals, dynamic vacation packages (which include a combination of travel products, such as air, hotel and car reservations), cruises, destination services and travel insurance. Air net revenue is comprised of net revenue from stand-alone air bookings, while non-air net revenue is comprised of net revenue from hotel bookings, dynamic vacation packages, advertising and media and other revenue.

	Three Months Ended
	March 31,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Gross bookings
Domestic
Air	$1,439	$1,750	$(311)	(18)%
Non-air	630	637	(7)	(1)%

Total domestic gross bookings	2,069	2,387	(318)	(13)%
International
Air	223	321	(98)	(31)%
Non-air	91	167	(76)	(45)%

Total international gross bookings	314	488	(174)	(36)%

Total gross bookings	$2,383	$2,875	$(492)	(17)%

Net revenue
Domestic
Air	$66	$74	$(8)	(10)%
Non-air	91	94	(3)	(4)%

Total domestic net revenue	157	168	(11)	(7)%
International
Air	15	21	(6)	(28)%
Non-air	16	30	(14)	(46)%

Total international net revenue	31	51	(20)	(39)%

Total net revenue (b)	$188	$219	$(31)	(14)%

(a)	Percentages are calculated on unrounded numbers.

(b)	For the three months ended March 31, 2009 and March 31, 2008, $29 million and $32 million of our total net revenue, respectively, was attributed to incentive payments earned for air, car and hotel segments processed through global distribution systems.

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings decreased $318 million, or 13%, during the three months ended March 31, 2009 from the three months ended March 31, 2008. Of the $318 million decrease, $311 million was due to a decrease in domestic air gross bookings, which was driven by lower transaction volume and to a lesser extent, a lower average price per airline ticket. Lower transaction volume was primarily due to the impact of weak economic conditions on air traveler demand and airline capacity reductions. The lower average price per airline ticket was primarily due to lower fuel prices and lower demand for air travel.

Non-air gross bookings decreased $7 million, or 1%, during the three months ended March 31, 2009 from the three months ended March 31, 2008. This decrease was primarily driven by lower gross bookings for hotels and car rentals, partially offset by higher gross bookings for dynamic packages. Gross bookings for hotels decreased due to a lower average price per transaction and to a lesser extent, lower transaction volume. The lower average price per transaction is driven by the significant decline in ADRs for hotel rooms that we experienced in late 2008 and into the first quarter of 2009 as suppliers try to maintain occupancy rates in a period of weak demand. Gross bookings for car rentals decreased due to lower volume, partially offset by a higher average price per transaction. The average price per transaction increased primarily due to an overall reduction in rental car fleets, which partially resulted from car rental companies having limited access to financing. Gross bookings for dynamic packages increased due to higher volume, which was partially offset by a lower average price per transaction. Volume for dynamic packaging increased due to a general shift in traveler preference towards dynamic packaging, from stand-alone travel products. The lower average price per transaction is mainly due to a decline in ADRs for hotels and a decline in the average price per airline ticket.

For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, total gross bookings decreased $174 million, or 36%, during the three months ended March 31, 2009 from the three months ended March 31, 2008. Of this decrease, $94 million was due to foreign currency fluctuations. The remaining $80 million decrease was due to a $41 million decrease in air gross bookings and a $39 million decrease in non-air gross bookings. The decrease in air gross bookings was due to lower volume and a lower average price per airline ticket. The decrease in volume primarily resulted from the weak economic conditions in Europe. The decrease in average price per airline ticket is primarily due to lower demand for air travel.

The decline in non-air gross bookings was primarily driven by a decrease in gross bookings for hotels and car rentals. The decrease in gross bookings for hotels was mainly driven by a significant decline in hotel bookings for our HotelClub brand, and to a lesser extent, a decline in hotel bookings for our ebookers brands. These declines were primarily the result of lower volume, due to the adverse impact of economic conditions. The decrease in gross bookings for car rentals was due to lower volume and lower average price per transaction.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

	Three Months Ended
	March 31,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Net revenue
Air	$81	$95	$(14)	(14)%
Hotel	39	55	(16)	(29)%
Dynamic packaging	29	28	1	5%
Advertising and media	14	12	2	12%
Other	25	29	(4)	(15)%

Total net revenue	188	219	(31)	(14)%
Cost and expenses
Cost of revenue	35	43	(8)	(17)%
Selling, general and administrative	66	77	(11)	(14)%
Marketing	64	85	(21)	(24)%
Depreciation and amortization	14	15	(1)	(7)%
Impairment of goodwill and intangible assets	332	—	332	**

Total operating expenses	511	220	291	**

Operating (loss)	(323)	(1)	(322)	**
Other (expense)
Interest expense, net	(15)	(16)	1	(10)%

Total other (expense)	(15)	(16)	1	(10)%

Loss before income taxes	(338)	(17)	(321)	**
(Benefit) for income taxes	(2)	(2)	—	(5)%

Net loss	$(336)	$(15)	$(321)	**

As a percent of net revenue (a)
Cost of revenue	19%	20%
Selling, general and administrative expense	35%	35%
Marketing expense	34%	39%

**	Not meaningful.

(a)	Percentages are calculated on unrounded numbers.

Net Revenue

Net revenue decreased $31 million, or 14%, to $188 million for the three months ended March 31, 2009 from $219 million for the three months ended March 31, 2008.

Air.  Net revenue from air bookings decreased $14 million, or 14%, to $81 million for the three months ended March 31, 2009 from $95 million for the three months ended March 31, 2008. Foreign currency fluctuations drove $4 million of this decrease. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $10 million.

Domestic air net revenue declined $11 million due to lower domestic ticket volume. The decrease in domestic volume is due primarily to the impact of weak economic conditions on air traveler demand. This decrease was partially offset by a $3 million increase in domestic air net revenue as a result of higher net revenue per air ticket. Net revenue per air ticket increased primarily due to higher service fees charged on our Orbitz and CheapTickets websites during the first quarter of 2009 than in the prior year period.

The decrease in international air net revenue of $2 million (excluding the impact of foreign currency fluctuations) was primarily driven by lower ticket volume. The decrease in ticket volume is primarily due to the impact of weak economic conditions on air traveler demand and more intense competition within the industry.

Hotel.  Net revenue from hotel bookings decreased $16 million, or 29%, to $39 million for the three months ended March 31, 2009 from $55 million for the three months ended March 31, 2008. Foreign currency fluctuations drove $5 million of this decrease. The decrease in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $11 million.

A decrease in average price per transaction resulted in a $4 million decrease in domestic hotel net revenue. Average price per transaction decreased primarily due to lower ADRs and an increase in sales promotions offered on our domestic websites during the first quarter of 2009. A decline in volume, due in part to more intense competition within the industry and the impact of weak economic conditions on traveler demand, drove the remaining $1 million decrease in domestic hotel net revenue.

The decrease in international hotel net revenue of $6 million (excluding the impact of foreign currency fluctuations) was driven by lower volume and lower net revenue per transaction. A decrease in volume drove $4 million of the decrease in international hotel net revenue. The decline in volume was largely due to the weak economic conditions in Europe, which impacted both our HotelClub and ebookers brands, and more intense competition within the industry. Lower net revenue per transaction drove $2 million of the decrease. Net revenue per transaction decreased due to lower ADRs and due to a contractual step-up in our hotel sourcing agreement with GTA, which resulted in a reduction in our margin on hotel bookings sourced through GTA.

Dynamic packaging.  Net revenue from dynamic packaging bookings increased $1 million, or 5%, to $29 million for the three months ended March 31, 2009 from $28 million for the three months ended March 31, 2008. Foreign currency fluctuations decreased dynamic packaging net revenue by $1 million. The increase in net revenue from dynamic packaging bookings, excluding the impact of foreign currency fluctuations, was $2 million.

An increase in volume drove a $6 million increase in domestic net revenue from dynamic packaging, which was partially offset by a $4 million decrease due to lower average price per transaction. Volume for dynamic packaging increased due to a shift in traveler preference towards dynamic packaging, from stand-alone travel products. Net revenue per transaction decreased mainly due to lower ADRs. International net revenue from dynamic packaging (excluding the impact of foreign currency fluctuations) was flat compared with the prior year period.

Advertising and media.  Advertising and media net revenue increased $2 million, or 12%, to $14 million for the three months ended March 31, 2009 from $12 million for the three months ended March 31, 2008. Foreign currency fluctuations had a nominal impact on advertising and media net revenue. The overall increase in advertising and media net revenue was primarily a result of our continued efforts to seek out new opportunities to further monetize traffic on our websites.

Other.  Other net revenue is primarily comprised of net revenue from car bookings, cruise bookings, destination services and travel insurance as well as revenue from our hosting business. Other net revenue decreased $4 million, or 15%, to $25 million for the three months ended March 31, 2009 from $29 million for the three months ended March 31, 2008. Foreign currency fluctuations decreased other net revenue by $1 million. The decrease in other net revenue, excluding the impact of foreign currency fluctuations, was $3 million.

A decline in global net revenue from travel insurance and from car bookings primarily drove the decrease in other net revenue. The decrease in travel insurance revenue was due primarily to the timing of certain commissions and bonuses we earned in the first quarter of 2009 compared with the first quarter of 2008 and lower volume. The decline in net revenue from car bookings was driven by lower volume, partially offset by higher net revenue per car booking.

Cost of Revenue

Our cost of revenue is primarily comprised of costs incurred to operate our customer service call centers, credit card processing fees incurred on our merchant bookings, and other costs such as ticketing and fulfillment, charge-backs, affiliate commissions and connectivity and other processing costs.

	Three Months Ended
	March 31,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Cost of revenue
Customer service costs	$13	$16	$(3)	(21)%
Credit card processing fees	11	12	(1)	(8)%
Other	11	15	(4)	(20)%

Total cost of revenue	$35	$43	$(8)	(17)%

(a)	Percentages are calculated on unrounded numbers.

The decrease in cost of revenue was primarily driven by a $5 million decrease in charge-backs, a $3 million decrease in customer service costs, a $1 million decrease in credit card processing costs and a $1 million decrease in ticketing and fulfillment costs. These decreases were offset in part by a $2 million increase in other operating expenses.

During the three months ended March 31, 2008, we had a higher level of charge-backs primarily due to sharply higher fraudulent credit card usage at one of our international locations. To address this issue, we installed new revenue protection software and instituted tighter security measures during the second quarter of 2008. As a result, we have experienced a significant decline in credit card charge-backs since that time.

Customer service costs decreased due to lower volume as well as cost savings due to increased automation of the handling of customer service calls. The decrease in credit card processing costs was primarily due to a decline in our merchant bookings. Ticketing and fulfillment costs decreased as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Selling, General and Administrative

Our selling, general and administrative expense is primarily comprised of wages and benefits, network communications, systems maintenance and equipment costs, and contract labor costs.

	Three Months Ended
	March 31,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Selling, general and administrative
Wages and benefits (b)	$41	$44	$(3)	(7)%
Contract labor (b)	5	8	(3)	(36)%
Network communications, systems maintenance and equipment	7	10	(3)	(27)%
Other	13	15	(2)	(12)%

Total selling, general, and administrative	$66	$77	$(11)	(14)%

(a)	Percentages are calculated on unrounded numbers.

(b)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized during the three months ended March 31, 2009 and 2008, respectively.

The decrease in selling, general and administrative expense was primarily driven by a $3 million decrease in wages and benefits, a $3 million decrease in network communications, systems maintenance and equipment costs and a $3 million decrease in contract labor costs.

Wages and benefits expense decreased primarily as a result of the global work force reductions that occurred during the fourth quarter of 2008 and the first quarter of 2009. The associated severance expense of $1 million incurred in connection with these work force reductions partially offset the decrease. The decrease in wages and benefits expense was further offset by severance and additional equity-based compensation expense of $4 million incurred in connection with the resignation of the Company’s former Chief Executive Officer in January 2009 (See Note 17 — Severance of the Notes to Condensed Consolidated Financial Statements).

Lower network communications costs primarily drove the decrease in the network communications, systems maintenance and equipment costs shown in the table above. Our use of contract labor decreased in the first quarter of 2009 as a result of cost reductions taken by us in order to manage through the current economic recession and industry downturn.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising, and offline marketing costs, such as television, radio and print advertising. Our investment in online marketing is significantly greater than our investment in offline marketing. Marketing expense decreased $21 million, or 24%, to $64 million for the three months ended March 31, 2009 from $85 million for the three months ended March 31, 2008.

Marketing expense for our domestic brands decreased $12 million, to $49 million for the three months ended March 31, 2009 from $61 million for the three months ended March 31, 2008. Marketing expense for our international brands decreased $9 million, to $15 million for the three months ended March 31, 2009 from $24 million for the three months March 31, 2008. The decrease in marketing expense for both our domestic and international brands was due to lower offline and online marketing costs. The decrease in offline marketing costs was mainly due to cost reductions taken by us in order to manage through the current economic recession and industry downturn. The decrease in online marketing costs was primarily driven by more aggressive search engine marketing optimization efforts and a decrease in transaction volume.

Impairment of Goodwill and Intangible Assets

During the three months ended March 31, 2009, we experienced a significant decline in our stock price, and economic and industry conditions continued to weaken, as described in the section entitled “Industry Trends” above. These factors, coupled with an increase in competitive pressures, indicated potential impairment of our goodwill and trademarks and trade names. As a result, in connection with the preparation of our financial statements for the first quarter of 2009, we performed an interim impairment test of our goodwill and trademarks and trade names. Based on the testing performed, we recorded a non-cash impairment charge of $332 million, of which $250 million related to goodwill and $82 million related to trademarks and trade names (see Note 3 — Impairment of Goodwill and Intangible Assets of the Notes to the Condensed Consolidated Financial Statements). There was no impairment recorded during the three months ended March 31, 2008. Due to the current economic uncertainty and other factors, we cannot assure that the remaining amounts of goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

Interest Expense, Net

Interest expense decreased by $1 million, or 10%, to $15 million for the three months ended March 31, 2009 from $16 million for the three months ended March 31, 2008. The decrease in interest expense is primarily due to lower interest expense incurred on the $600 million term loan facility, which was primarily driven by a decline in interest rates. During the three months ended March 31, 2009 and March 31, 2008, $4 million and $5 million of the total interest expense recorded was non-cash, respectively.

Benefit for Income Taxes

We recorded a tax benefit of $2 million for each of the three months ended March 31, 2009 and March 31, 2008, respectively. The amount of the tax benefit recorded during the three months ended March 31, 2009 is disproportionate to the amount of pre-tax net loss incurred during the quarter primarily because we are not able to realize any tax benefit on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the first quarter of 2009.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 15 — Related Party Transactions of the Notes to Condensed Consolidated Financial Statements.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book travel for leisure purposes rather than for business. Gross bookings for leisure travel are generally highest in the first and second calendar quarters as customers plan and book their spring and summer vacations. However, net revenue generated under the merchant model is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third calendar quarters. Our seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the continued growth of our international operations or a change in our product mix.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and borrowings under our $85 million revolving credit facility. At March 31, 2009 and December 31, 2008, our cash and cash equivalents balances were $173 million and $31 million, respectively. We had $8 million and $52 million of availability under our revolving credit facility at March 31, 2009 and December 31, 2008, respectively. This availability reflects the effective reduction in total availability under our revolving credit facility in 2008 as described below. Total available liquidity from cash and cash equivalents and our revolving credit facility was $181 million and $83 million at March 31, 2009 and December 31, 2008, respectively.

We also require letters of credit to support certain commercial agreements, leases and regulatory agreements. The majority of these letters of credit have been issued by Travelport on our behalf. At March 31, 2009 and December 31, 2008, there were $69 million and $67 million of outstanding letters of credit issued by Travelport on our behalf, respectively, pursuant to the Separation Agreement, as amended, that we entered into with Travelport in connection with our initial public offering (the “Separation Agreement”). In addition, at March 31, 2009, there were the equivalent of $4 million of outstanding letters of credit issued under our revolving credit facility, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under our revolving credit facility at December 31, 2008. The amount of letters of credit issued under our revolving credit facility reduces the amount available to us for borrowings.

In March 2009, we borrowed $61 million under our revolving credit facility to enhance our overall cash position in light of concerns about the financial industry. We anticipate that a portion of these funds will be used to fund our working capital needs later in 2009.

Under our merchant model, customers generally pay us for reservations at the time of booking, and we pay our suppliers at a later date, which is generally after the customer uses the reservation. Initially, we record these customer receipts as deferred income and accrued merchant payables. We recognize net revenue when customers use the reservation, and we pay our suppliers once we have received an invoice, which generally ranges from one to sixty days after customers use the reservation. The timing difference between when cash is collected from our customers and when payments are made to our suppliers impacts our operating cash flows and represents a source of liquidity for us. If our merchant model bookings grow, we would expect our operating cash flows to increase. Conversely, if our merchant model bookings decline or there are changes to the model which reduce the time between the receipt of cash from our customers and payments to suppliers, our operating cash flows would decline. Due to various factors, including the weak economy, a decline in our merchant bookings and the shortening of certain vendor payment terms, the liquidity provided by cash flows from our merchant model bookings decreased in the first quarter of 2009 as compared with the first quarter of 2008.

Historically, under both our retail and merchant models, we charged customers a service fee for booking airline tickets, hotel rooms and certain other travel products on our websites, and revenue from these booking fees has represented a significant portion of our operating cash flow and a source of liquidity for us. In April 2009, we announced that we were temporarily removing booking fees on most flights booked through Orbitz.com and CheapTickets.com on or before May 31, 2009, and we also significantly reduced booking fees on all hotel rooms booked through Orbitz.com and CheapTickets.com by July 15, 2009. Given the current competitive environment, there can be no assurance that these booking fees will not be permanently eliminated or reduced. We believe the combination of new media monetization initiatives, our cost reduction actions, our improved marketing efficiency, and the increase in air volume since removing fees should enable us to offset most of the expected decrease in our operating cash flow and liquidity due to the fee reductions. However, if we are unable to effectively offset the impact of the booking fee reductions, our cash flow and liquidity could be materially reduced.

Seasonal fluctuations in our business also affect the timing of our cash flows. Gross bookings are generally highest in the first and second calendar quarters as customers plan and purchase their spring and summer vacations. As a result, our cash receipts are generally highest in the first half of the year. We generally use cash during the second half of the year to pay our suppliers. While we expect this seasonal cash flow pattern to continue, changes in our business model could affect the seasonal nature of our cash flows.

As of March 31, 2009, we had a working capital deficit of $212 million as compared with a deficit of $258 million as of December 31, 2008. Over time, we expect to decrease this deficit through continued growth in our business and the generation of positive cash flow from operations, which we expect to achieve by improving our operating efficiency, simplifying the way we do business and continuing to innovate.

We generated positive cash flow from operations for the years ended December 31, 2006 through 2008 and the three months ended March 31, 2009, despite experiencing net losses. We use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. We invest cash flow from operations into our business. Historically, this cash flow has primarily financed the development and expansion of our new technology platform. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We expect annual cash flow from operations to remain positive in the foreseeable future. We intend to continue to use this cash flow to fund capital expenditures as well as other investing and financing activities, such as the repayment of debt. For the year ending December 31, 2009, we expect our capital expenditures to be between $40 million and $45 million.

We currently believe that cash flow generated from operations, cash on hand and availability under our revolving credit facility (despite having been effectively reduced to $72.5 million) will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, in the future, our liquidity could be negatively impacted as a result of changes to our business model, including the elimination of booking fees, changes to payment terms or other supplier-imposed requirements, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in our legal proceedings. For example, the liquidity provided by cash flows from our merchant model bookings could be negatively impacted if our suppliers, including credit card processors and hotels, changed their payment terms or imposed other requirements on us, such as requiring us to provide letters of credit or to establish cash reserves, or if our merchant model bookings continue to decline as a result of current economic conditions or other factors.

If in the future, we require more liquidity than is available to us under our revolving credit facility, we may need to raise additional funds through debt or equity offerings. In the event additional financing is required, our ability to raise third-party debt may be limited by the covenants and restrictions under our senior secured credit agreement and may require the consent of Travelport pursuant to the terms of our certificate of incorporation. In addition, financing may not be available to us at all or may not be available to us at favorable terms, particularly in the wake of the current economic environment. We may raise additional funds through the issuance of equity securities, which could result in potential dilution of our stockholders’ equity. However, any such issuance may require the consent of Travelport and our other shareholders. Furthermore, if we require letters of credit in excess of the $75 million available under the facility provided by Travelport or if we require letters of credit denominated in foreign currencies and are unable to obtain these letters of credit, we would be required to issue such letters of credit under our revolving credit facility, which would reduce available liquidity.

Cash Flows

Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2009 and March 31, 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Beginning cash and cash equivalents	$31	$25

Cash provided by (used in):
Operating activities	117	108
Investing activities	(12)	(12)
Financing activities	38	(7)
Effects of changes in exchange rates on cash and cash equivalents	(1)	3

Net increase in cash and cash equivalents	142	92

Ending cash and cash equivalents	$173	$117

Operating Activities

Cash provided by operating activities consists of net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $117 million for the three months ended March 31, 2009 compared with $108 million for the three months ended March 31, 2008. The increase in operating cash flow was partially due to the timing of payments to and receipts from Travelport, which drove an increase of $30 million. The timing of accounts payable disbursements based on our cash management strategies drove an additional increase in operating cash flows of $14 million. The remaining increase in operating cash flows during the three months ended March 31, 2009 was primarily due to cost reductions taken by us in the first quarter of 2009 in order to manage through the current economic recession and industry downturn and, to a lesser extent, changes in other assets and liabilities.

The cash flow increases discussed above were partially offset by a $34 million decrease in accrued merchant payables, primarily due to lower bookings in the three months ended March 31, 2009 compared with the three months ended March 31, 2008 and the shortening of certain vendor payment terms. Accrued expenses drove an additional $23 million decrease in operating cash flow. This decrease was primarily driven by the overall decrease in marketing expenditures in the first quarter of 2009 compared with the first quarter of 2008, which resulted from cost reductions taken by us, more aggressive search engine marketing optimization efforts and decreases in transaction volume.

Investing Activities

Cash flow used in investing activities was $12 million for each of the three months ended March 31, 2009 and March 31, 2008. The amount of capital expenditures incurred during the three months ended March 31, 2009 was consistent with that of the prior year period.

Financing Activities

Cash flow provided by financing activities for the three months ended March 31, 2009 was $38 million compared with $7 million of cash flow used in financing activities for the three months ended March 31, 2008. Cash flow provided by financing activities increased primarily due to a $41 million increase in net borrowings made under our revolving credit facility during the three months ended March 31, 2009. These borrowings were made to enhance our overall cash position, particularly in response to continued uncertainty in the credit and financial markets. The remaining increase in cash flow provided by financing activities is due to a $4 million decrease in payments made under the tax sharing agreement with the Founding Airlines.

Financing Arrangements

On July 25, 2007, concurrent with our initial public offering (“IPO”), we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”). The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At March 31, 2009 and December 31, 2008, $591 million and $593 million was outstanding on the Term Loan, respectively, and $61 million and $21 million of borrowings were outstanding under the Revolver, respectively. Of the borrowings outstanding under the Revolver at March 31, 2009, $42 million were denominated in U.S. dollars and the equivalent of $19 million was denominated in Pounds Sterling. All of the borrowings outstanding under the Revolver at December 31, 2008 were denominated in U.S. dollars.

In addition, at March 31, 2009, there were the equivalent of $4 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

Lehman Commercial Paper Inc., which filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2008, holds a $12.5 million commitment, or 14.7% percent, of the $85 million available under the Revolver. As a result, total availability under the Revolver has effectively been reduced from $85 million to $72.5 million ($42.6 million in U.S. dollars and the equivalent of $29.9 million denominated in Euros and Pounds Sterling).

The Credit Agreement requires us not to exceed a maximum total leverage ratio, which declines over the term of the agreement, and to maintain a minimum fixed charge coverage ratio, each as defined in the Credit Agreement. As of March 31, 2009, we were in compliance with these covenants.

In addition, we are required to make mandatory prepayments on the Term Loan annually in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Mandatory prepayments are applied, in order of maturity, to the scheduled quarterly term loan principal payments. Based on our cash flow for the year ended December 31, 2008, we were not required to make a mandatory prepayment in the first quarter of 2009. Given the current uncertainty in the global economy and the travel industry, the potential amount of mandatory prepayments that will be required in the first quarter of 2010 and beyond is not reasonably estimable as of March 31, 2009.

As a wholly owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At March 31, 2009 and December 31, 2008, there were $69 million and

$67 million of letters of credit issued by Travelport on our behalf, respectively. Under the Separation Agreement, Travelport has agreed to issue U.S. Dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75 million through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $1 million and $4 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of March 31, 2009, we have not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Contractual Obligations

Our contractual obligations as of March 31, 2009 did not materially change from the amounts set forth in our 2008 Annual Report on Form 10-K.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At each of March 31, 2009 and December 31, 2008, there were $3 million of surety bonds outstanding and $2 million of bank guarantees outstanding.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles in the U.S. requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2008 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions.

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

Transaction Exposure

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under our revolving credit facility. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. Substantially all of the forward contracts utilized by us do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result, any fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2009 and December 31, 2008, we had outstanding foreign currency forward contracts with net notional values equivalent to approximately $56 million and $61 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 was a net translation loss of $9 million. This loss is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

Our Term Loan and Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $400 million as of March 31, 2009 to hedge fluctuations in LIBOR (see Note 13 — Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used March 31, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $8 million at March 31, 2009 compared with $5 million at December 31, 2008. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% change in market rates of interest on interest expense would be almost nil at March 31, 2009 and December 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))

as of March 31, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

During the three months ended March 31, 2009, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2008 Annual Report on Form 10-K, except as described below.

On January 12, 2009, Orbitz, LLC and Internetwork Publishing Corp. (d/b/a Lodging.com) filed a complaint against Broward County and the Florida Department of Revenue challenging their assessments under the Tourist Development Tax by asserting that the County violated the Internet Tax Freedom Act, the Supremacy Clause, the Commerce Clause, and the Due Process Clause, breached the confidentiality of Orbitz, LLC and Internetwork Publishing Corp. (d/b/a Lodging.com) and that the assessments are fundamentally biased against Orbitz, LLC and Internetwork Publishing Corp. (d/b/a Lodging.com).

On February 11, 2009, Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), and Internetwork Publishing Corp. (d/b/a Lodging.com) filed a complaint against the City of Anaheim, California challenging their assessments under the transient occupancy tax. The City filed a demur asserting that the OTCs had not pled facts sufficient to constitute a cause of action because the Orbitz entities must first fully pay all taxes, interest, and penalties assessed by the City. On March 30, 2009, the Court issued a minute order denying the City’s demur which means that the Orbitz entities do not have to pay the City’s assessments first in order to challenge the assessments.

On February 25, 2009, the Court granted the City of Jacksonville, Florida’s Motion for Leave to file its First Amended Class Action Complaint. On March 10, 2009, the City filed its First Amended Class Action Complaint, reactivating the case.

On March 10, 2009, the City of Bowling Green, Kentucky filed a complaint against Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), Internetwork Publishing Corp. (d/b/a Lodging.com), and various other OTCs asserting violations of the Uniform Transient Room Ordinance, unjust enrichment, money had and received, conversion, imposition of a constructive trust, and declaratory judgment.

On March 18, 2009, the Court granted Plaintiff’s Motion to Dismiss the Township of Lyndhurst, New Jersey’s Complaint. The Court found that the Township lacked standing to bring a suit under the hotel tax ordinance. On April 9, 2009, the Township filed its Notice of Appeal to the U.S. Court of Appeals for the Third Circuit.

On March 23, 2009, the Georgia Supreme Court vacated the lower courts’ decisions that dismissed the City of Atlanta’s complaint for failing to exhaust administrative remedies. The Georgia Supreme Court held that the declaratory judgment claim must be adjudicated to determine the applicability of the tax statute and ordinance to the OTCs.

On March 30, 2009, the Court sua sponte dismissed Monroe County, Florida’s complaint without prejudice due to the County’s failure to file a scheduling report by the required deadline. On April 15, 2009, the County re-filed its class action complaint against Orbitz, LLC and Trip Network, Inc. (d/b/a

Cheaptickets.com) asserting violations of Monroe County Code § 2-297, conversion, unjust enrichment, and injunctive relief.

On March 30, 2009, the Court dismissed the City of Fairview Heights, Illinois’ complaint following the parties’ entry of a stipulated dismissal of the case based on the parties’ settlement of the case.

On April 16, 2009, the counties of Ingham, Genesee, Calhoun and Saginaw, Michigan filed a class action complaint against Travelport Americas, LLC (f/k/a Cendant Travel Distribution Services Group, Inc.), Trip Network, Inc. (d/b/a Cheaptickets.com), Internetwork Publishing Corp. (d/b/a Lodging.com), Orbitz, LLC, Orbitz, Inc. and various other OTCs asserting violations of the hotel tax statutes and ordinances, conversion, unjust enrichment, imposition of a constructive trust, and declaratory judgment.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2009:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs(b)	Plans or Programs(b)

January 1, 2009 to January 31, 2009	—	—	—	—
February 1, 2009 to February 28, 2009	1,110	$2.76	—	—
March 1, 2009 to March 31, 2009	—	—	—	—

Total	1,110	$2.76	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

(b)	During the first quarter of 2009, we did not have a publicly announced plan or program for the repurchase of our common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.2	Amended and Restated Bylaws of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.3	Amendment to the Amended and Restated By-laws of Orbitz Worldwide, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 5, 2007).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC.

Date: May 8, 2009	By: /s/ Barney Harford Barney Harford President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2009	By: /s/ Marsha C. Williams Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2009	By: /s/ John W. Bosshart John W. Bosshart Vice President of Global Accounting and External Reporting (Principal Accounting Officer)