Form 10-Q
period 2009-06-30
Orbitz Worldwide, Inc.
filed 2009-08-06
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 5, 2009, 83,718,549 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2008 Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements. We undertake no obligation to publicly revise any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenue	$188	$231	$376	$450
Cost and expenses
Cost of revenue	34	46	69	89
Selling, general and administrative	59	72	125	149
Marketing	54	81	118	166
Depreciation and amortization	19	17	33	32
Impairment of goodwill and intangible assets	—	—	332	—

Total operating expenses	166	216	677	436

Operating income (loss)	22	15	(301)	14
Other income (expense)
Interest expense, net	(14)	(15)	(29)	(31)
Gain on extinguishment of debt	2	—	2	—

Total other (expense)	(12)	(15)	(27)	(31)

Income (loss) before income taxes	10	—	(328)	(17)
Provision (benefit) for income taxes	—	5	(2)	3

Net income (loss)	$10	$(5)	$(326)	$(20)

Net income (loss) per share — basic:
Net income (loss) per share	$0.12	$(0.06)	$(3.89)	$(0.24)

Weighted average shares outstanding	83,873,230	83,243,607	83,734,112	83,199,010

Net income (loss) per share — diluted:
Net income (loss) per share	$0.12	$(0.06)	$(3.89)	$(0.24)

Weighted average shares outstanding	84,208,662	83,243,607	83,734,112	83,199,010

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	June 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$131	$31
Accounts receivable (net of allowance for doubtful accounts of $1 and $1, respectively)	63	58
Prepaid expenses	17	17
Deferred income taxes, current	8	6
Due from Travelport, net	—	10
Other current assets	8	6

Total current assets	227	128
Property and equipment, net	188	190
Goodwill	706	949
Trademarks and trade names	153	232
Other intangible assets, net	27	34
Deferred income taxes, non-current	13	9
Other non-current assets	53	48

Total Assets	$1,367	$1,590

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30	$37
Accrued merchant payable	265	205
Accrued expenses	108	106
Deferred income	39	23
Term loan, current	6	6
Other current liabilities	8	9

Total current liabilities	456	386
Term loan, non-current	574	587
Line of credit	63	21
Tax sharing liability	107	109
Unfavorable contracts	12	13
Other non-current liabilities	33	36

Total Liabilities	1,245	1,152

Commitments and contingencies (see Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 83,618,755
and 83,345,437 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 23,873 and 18,055 shares held, respectively	—	—
Additional paid in capital	916	908
Accumulated deficit	(776)	(450)
Accumulated other comprehensive loss (net of accumulated tax benefit of $2 and $2, respectively)	(19)	(21)

Total Shareholders’ Equity	122	438

Total Liabilities and Shareholders’ Equity	$1,367	$1,590

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended
	June 30,
	2009	2008

Operating activities:
Net loss	$(326)	$(20)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	(2)	—
Depreciation and amortization	33	32
Impairment of goodwill and intangible assets	332	—
Non-cash revenue	(2)	(2)
Non-cash interest expense	8	9
Deferred income taxes	(4)	1
Stock compensation	8	8
(Recovery of) bad debts	—	(1)
Changes in assets and liabilities:
Accounts receivable	(3)	(22)
Deferred income	16	18
Due to/from Travelport, net	10	(22)
Accounts payable, accrued merchant payable, accrued expenses and other current liabilities	43	115
Other	(14)	(7)

Net cash provided by operating activities	99	109

Investing activities:
Property and equipment additions	(21)	(26)

Net cash (used in) investing activities	(21)	(26)

Financing activities:
Capital lease payments and principal payments on the term loan	(3)	(4)
Payments to extinguish debt	(8)	—
Payments to satisfy employee tax withholding obligations upon vesting of equity-based awards	—	(1)
Payments on tax sharing liability	(8)	(7)
Proceeds from line of credit	100	29
Payments on line of credit	(60)	(30)

Net cash provided by (used in) financing activities	21	(13)

Effects of changes in exchange rates on cash and cash equivalents	1	4

Net increase in cash and cash equivalents	100	74
Cash and cash equivalents at beginning of period	31	25

Cash and cash equivalents at end of period	$131	$99

Supplemental disclosure of cash flow information:
Income tax payments, net	$2	$2
Cash interest payments, net of capitalized interest of almost nil and almost nil, respectively	$21	$22
Non-cash investing activity:
Capital expenditures incurred not yet paid	$2	$3

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$10	$(5)	$(326)	$(20)
Other comprehensive income (loss), net of income taxes
Currency translation adjustment	(2)	11	(2)	19
Unrealized gains on floating to fixed interest rate swaps (net of tax benefit (expense) of $0, $(2), $0 and almost nil, respectively)	2	4	4	1

Other comprehensive income	—	15	2	20

Comprehensive income (loss)	$10	$10	$(324)	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2008	83,345,437	$1	$908	$(450)	$(21)	$438
Net loss	—	—	—	(326)	—	(326)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	8	—	—	8
Common shares issued upon vesting of restricted stock units	279,136	—	—	—	—	—
Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	(3,805)	—	—	—	—	—
Restricted stock forfeited	(2,013)	—	—	—	—	—
Other comprehensive income, net of tax benefit of $0	—	—	—	—	2	2

Balance at June 30, 2009	83,618,755	$1	$916	$(776)	$(19)	$122

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

Description of the Business

Orbitz, Inc. (“Orbitz”) was formed in early 2000 by American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the “Founding Airlines”). In November 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), whose online travel distribution businesses included the CheapTickets, HotelClub and RatesToGo brands. In February 2005, Cendant acquired ebookers Limited, an international online travel brand which currently has operations in 12 countries throughout Europe (“ebookers”).

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”). We refer to this acquisition as the “Blackstone Acquisition” in this Form 10-Q.

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and Travel Acquisition Corporation Pty. Ltd. (“HotelClub”) and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of our initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At June 30, 2009 and December 31, 2008, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially owned approximately 57% and 58% of our outstanding common stock, respectively.

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products. Our brand portfolio includes Orbitz, CheapTickets, the Away Network, and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub and RatesToGo based in Sydney, Australia, which have operations globally. We provide customers with the ability to book a comprehensive set of travel products from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that noncontrolling interests be classified as a separate component of equity in the consolidated financial statements and requires that the amount of net income attributable to noncontrolling interests be included in consolidated net income. SFAS 160 is effective January 1, 2009 on a prospective basis, except for the presentation and disclosure requirements which are applied retrospectively. Our adoption of SFAS No. 160 did not have a material impact on our consolidated financial position or results of operations.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS No. 161 on January 1, 2009. Our adoption of SFAS No. 161 did not have an impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method under SFAS No. 128, “Earnings per Share.” FSP 03-6-1 also requires all prior period earnings per share data presented to be adjusted retrospectively. We adopted FSP 03-6-1 on January 1, 2009. Our adoption of FSP 03-6-1 did not have an impact on our consolidated financial statements or calculation of earnings per share.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Our adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on our consolidated financial position or results of operations. The applicable disclosures required under this pronouncement are included in Note 16 — Fair Value.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. Our adoption of SFAS No. 165 did not have an impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by the FASB. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. Our adoption of SFAS No. 168 will not have an impact on our consolidated financial position or results of operations.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of this testing, we concluded that the goodwill and trademarks and trade names related to both our domestic and international subsidiaries were impaired. Accordingly, we recorded a non-cash impairment charge of $332 million in the first quarter of 2009, of which $250 million related to goodwill and $82 million related to trademarks and trade names. This charge is included in the impairment of goodwill and intangible assets expense line item in our condensed consolidated statement of operations for the six months ended June 30, 2009.

Due to the current economic uncertainty and other factors, we cannot assure that the remaining amounts of goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Property and Equipment, Net

Property and equipment, net, consisted of the following:

	June 30, 2009	December 31, 2008
	(in millions)

Capitalized software	$199	$188
Furniture, fixtures and equipment	62	60
Leasehold improvements	14	13
Construction in progress	22	15

Gross property and equipment	297	276
Less: accumulated depreciation and amortization	(109)	(86)

Property and equipment, net	$188	$190

We recorded depreciation and amortization expense related to property and equipment in the amount of $14 million and $11 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $24 million and $22 million for the six months ended June 30, 2009 and June 30, 2008, respectively.

5.	Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	June 30, 2009	December 31, 2008
	(in millions)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$706	$949
Trademarks and trade names	153	232

The changes in the carrying amount of goodwill during the six months ended June 30, 2009 were as follows:

Amount
(in millions)

Balance at December 31, 2008	$949
Impact of foreign currency translation (a)	7
Impairment (b)	(250)

Balance at June 30, 2009	$706

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

(b)	During the first quarter of 2009, we performed an interim impairment test on our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash impairment charge of $250 million related to goodwill and $82 million related to trademarks and trade names (see Note 3 — Impairment of Goodwill and Intangible Assets).

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-lived intangible assets consisted of the following:

	June 30, 2009				December 31, 2008
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
		(in millions)		(in years)		(in millions)		(in years)

Finite-Lived Intangible Assets:
Customer relationships	$70	$(46)	$24	4	$68	$(37)	$31	4
Vendor relationships and other	5	(2)	3	7	4	(1)	3	7

Total Finite-Lived Intangible Assets	$75	$(48)	$27	5	$72	$(38)	$34	5

We recorded amortization expense related to finite-lived intangible assets in the amount of $5 million and $6 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $9 million and $10 million for the six months ended June 30, 2009 and June 30, 2008, respectively. These amounts are included in depreciation and amortization expense in our condensed consolidated statements of operations.

The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in millions)

2009 (remaining 6 months)	$8
2010	11
2011	3
2012	2
2013	2
Thereafter	1

Total	$27

6.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2009	December 31, 2008
	(in millions)

Advertising and marketing	$22	$29
Employee costs	22	13
Tax sharing liability, current	16	15
Rebates	7	6
Technology costs	7	7
Professional fees	5	4
Customer service costs	4	5
Contract exit costs	4	4
Unfavorable contracts, current	3	3
Facilities costs	2	4
Other	16	16

Total accrued expenses	$108	$106

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Term Loan and Revolving Credit Facility

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The principal amount of the Term Loan is payable in quarterly installments of $1.5 million, with the final installment (equal to the remaining outstanding balance) due upon maturity in July 2014. In addition, beginning with the first quarter of 2009, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly term loan principal payments. Based on our cash flow for the year ended December 31, 2008, we were not required to make a prepayment in 2009.

The changes in the Term Loan during the six months ended June 30, 2009 were as follows:

Amount
(in millions)

Balance at December 31, 2008	$593
Scheduled principal payments	(3)
Repurchases (a)	(10)

Balance at June 30, 2009	$580

(a)	On June 2, 2009, we entered into an amendment (the “Amendment”) to our Credit Agreement, which permits us to purchase portions of our outstanding Term Loan on a non-pro rata basis using cash up to $10 million and future cash proceeds from equity issuances and in exchange for equity interests on or prior to June 2, 2010. Any portion of the Term Loan purchased by us will be retired and cannot be re-borrowed. The Amendment required that we purchase at least $10 million in principal amount of the Term Loan on or before June 19, 2009, or we would lose our ability to purchase any term loans pursuant to the Amendment.

On June 17, 2009, we completed the purchase of $10 million in principal amount of the Term Loan. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of almost nil) exceeded the amount we paid to purchase the debt (inclusive of miscellaneous fees incurred) by $2 million. Accordingly, we recorded a $2 million gain on extinguishment of a portion of the Term Loan, which is included in gain on extinguishment of debt in our condensed consolidated statements of operations for the three and six months ended June 30, 2009.

At June 30, 2009, we had interest rate swaps outstanding that effectively convert $400 million of the Term Loan to a fixed interest rate (see Note 13 — Derivative Financial Instruments). At June 30, 2009, $200 million of the Term Loan effectively bears interest at a fixed rate of 8.21%, $100 million of the Term Loan effectively bears interest at a fixed rate of 6.39% and an additional $100 million of the Term Loan effectively bears interest at a fixed rate of 5.98%, through these interest rate swaps. Of the remaining $180 million of the Term Loan, $100 million bears interest at a variable rate of LIBOR plus 300 basis points, or 3.60%, as of June 30, 2009, which is based on the three-month LIBOR, and $80 million bears interest at a variable rate of LIBOR plus 300 basis points, or 3.31%, as of June 30, 2009, which is based on the one-month LIBOR.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolver

The Revolver provides for borrowings and letters of credit of up to $85 million ($50 million in U.S. dollars and the equivalent of $35 million denominated in Euros and Pounds Sterling) and bears interest at a variable rate, at our option, of LIBOR plus a margin of 225 basis points or an Alternative Base Rate plus a margin of 125 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We also incur a commitment fee of 50 basis points on any unused amounts under the Revolver. The Revolver matures in July 2013.

Lehman Commercial Paper Inc., which filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2008, holds a $12.5 million commitment, or 14.7% percent, of the $85 million available under the Revolver. As a result, total availability under the Revolver has effectively been reduced from $85 million to $72.5 million.

At June 30, 2009, $63 million of borrowings were outstanding under the Revolver, of which $42 million were denominated in U.S. dollars and the equivalent of $21 million was denominated in Pounds Sterling. At December 31, 2008, $21 million of borrowings were outstanding under the Revolver, all of which were denominated in U.S. dollars. In addition, at June 30, 2009, there were the equivalent of $5 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. We had $5 million and $52 million of availability under the Revolver at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, $42 million of the outstanding borrowings bear interest at a variable rate equal to the U.S.-dollar LIBOR rate plus 225 basis points, or 2.57%, and $21 million bears interest at a variable rate equal to the Pound Sterling LIBOR rate plus 225 basis points, or 2.92%. Commitment fees on unused amounts under the Revolver were almost nil for each of the three months ended June 30, 2009 and June 30, 2008, respectively, and almost nil for each of the six months ended June 30, 2009 and June 30, 2008, respectively.

8.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of June 30, 2009, the estimated remaining payments that may be due under this agreement were approximately $217 million. We estimate that the net present value of our obligation to pay tax benefits to the Founding Airlines was $123 million and $124 million at June 30, 2009 and December 31, 2008, respectively. The table below shows the changes in the tax sharing liability during the six months ended June 30, 2009:

Amount
(in millions)

Balance at December 31, 2008	$124
Accretion of interest expense (a)	7
Cash payments	(8)

Balance at June 30, 2009	$123

(a)	We accreted interest expense related to the tax sharing liability of $4 million for each of the three months ended June 30, 2009 and June 30, 2008, respectively, and $7 million and $8 million for the six months ended June 30, 2009 and June 30, 2008, respectively.

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $16 million and $15 million is included in accrued expenses in our condensed consolidated balance sheets at

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009 and December 31, 2008, respectively. The long-term portion of the tax sharing liability of $107 million and $109 million is reflected as the tax sharing liability in our condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively. At the time of the Blackstone Acquisition, Cendant indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we recorded a receivable of $37 million which is included in other non-current assets in our condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively.

The table below shows the estimated payments under our tax sharing liability over the next five years:

Year	(in millions)

2009 (remaining 6 months)	$8
2010	18
2011	20
2012	17
2013	18
Thereafter	136

Total	$217

9.	Unfavorable Contracts

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

At June 30, 2009 and December 31, 2008, the net present value of the unfavorable contract liability was $15 million and $16 million, respectively. The current portion of the liability of $3 million was included in accrued expenses in our condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively. The long-term portion of the liability of $12 million and $13 million is included in unfavorable contracts in our condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively.

This liability is being amortized to revenue in our condensed consolidated statements of operations on a straight-line basis over the remaining contractual term. We recognized revenue for the unfavorable portion of the Charter Associate Agreements in the amount of $1 million for each of the three months ended June 30, 2009 and June 30, 2008, respectively, and $2 million for each of the six months ended June 30, 2009 and June 30, 2008, respectively.

10.	Commitments and Contingencies

Our commitments as of June 30, 2009 did not materially change from the amounts set forth in our 2008 Annual Report on Form 10-K.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The cities of Chicago, Illinois, Phoenix, Arizona, North Little Rock and Pine Bluff, Arkansas, 35 cities in California (including Los Angeles and Oakland), an entity representing 84 cities and 14 counties in Alabama, the counties of Jefferson, Arkansas, Brunswick and Stanly, North Carolina, Duval County, Florida, the Hawaii Department of Taxation and the South Carolina Department of Taxation issued audit notices against the Company. These municipalities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against the Company, ranging from almost nil to approximately $2 million, and totaling approximately $8 million. Assessments that are administratively final and subject to judicial review have been issued by Anaheim, California; Broward County, Florida; the Indiana Department of Revenue; and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the cities of San Diego and San Francisco, California, the county of Miami-Dade, Florida, the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia, the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia and the city of Philadelphia, Pennsylvania. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

We believe that we have meritorious defenses and we are vigorously defending against these claims, proceedings and inquiries. We have not recorded any reserves related to these hotel occupancy tax matters. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters based upon advice of counsel, unfavorable resolutions could occur. While we cannot estimate our range of loss and believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $2 million and $1 million for the three

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2009 and June 30, 2008, respectively, and $3 million and $5 million for the six months ended June 30, 2009 and June 30, 2008, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of June 30, 2009, we have not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At each of June 30, 2009 and December 31, 2008, there were $3 million of surety bonds outstanding. At June 30, 2009 and December 31, 2008, there were $1 million and $2 million of bank guarantees outstanding, respectively.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement (as amended) entered into in connection with the IPO. The letter of credit fees were $1 million and almost nil for the three months ended June 30, 2009 and June 30, 2008, respectively, and $2 million and $1 million for the six months ended June 30, 2009 and June 30, 2008, respectively. At June 30, 2009 and December 31, 2008, there were $65 million and $67 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 15 — Related Party Transactions). In addition, at June 30, 2009, there were the equivalent of $5 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008.

11.	Income Taxes

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we have established a liability for unrecognized tax benefits that management believes to be adequate. The table below shows the changes in this liability during the six months ended June 30, 2009:

Amount
(in millions)

Balance as of December 31, 2008	$6
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(1)

Balance as of June 30, 2009	$5

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1 million at June 30, 2009. We do not expect to make any cash tax payments nor do we expect any statutes of limitations to lapse related to this liability within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest and penalties of almost nil for each of the three and six months ended June 30, 2009 and June 30, 2008. Accrued interest and penalties were almost nil as of June 30, 2009 and December 31, 2008.

We have computed the tax provision for the six months ended June 30, 2009 in accordance with the provisions of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” We recognized an income tax provision in tax jurisdictions which had pre-tax income for the six months ended June 30, 2009 and are expected to generate pre-

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax book income during the remainder of fiscal year 2009. We recognized an income tax benefit in tax jurisdictions which incurred pre-tax losses for the six months ended June 30, 2009 if the tax jurisdictions are expected to be able to realize these losses during the remainder of fiscal year 2009 or are expected to recognize a deferred tax asset related to such losses at December 31, 2009 that will more likely than not be realized.

The amount of the tax benefit recorded during the six months ended June 30, 2009 is disproportionate to the amount of pre-tax net loss incurred during the period primarily because we are not able to realize any tax benefit on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the six months ended June 30, 2009.

12.	Equity-Based Compensation

We currently issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. As of June 30, 2009, 5,869,421 shares were available for future issuance under the Plan.

Stock Options

The table below summarizes the option activity under the Plan during the six months ended June 30, 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic
	Shares	(per share)	(in years)	Value(a)

Outstanding at December 31, 2008	4,216,805	$10.88	7.6
Granted	1,000,000	$4.15	6.5
Forfeited	(786,339)	$10.72	7.0

Outstanding at June 30, 2009	4,430,466	$9.39	7.0	—

Exercisable at June 30, 2009	1,288,634	$11.99	7.3	—

(a)	The exercise price of stock options outstanding and stock options exercisable at June 30, 2009 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was $0.

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. The stock options granted at the time of the IPO as additional compensation to our employees who previously held equity awards under Travelport’s long-term incentive plan vest quarterly over a three-year period. The stock options granted in the six months ended June 30, 2009 vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly basis thereafter. All other stock options granted vest annually over a four-year period. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for stock options granted during the six months ended June 30, 2009 are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method,” as defined in SEC Staff Accounting

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bulletin No. 110, “Share-Based Payment.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. We use historical turnover to estimate employee forfeitures.

Assumptions:

Dividend yield	—
Expected volatility	49%
Expected life (in years)	4.58
Risk-free interest rate	1.47%

Based on the above assumptions, the weighted average grant-date fair value of stock options granted during the six months ended June 30, 2009 was $1.73.

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan for the six months ended June 30, 2009:

		Weighted Average
		Grant Date
	Restricted Stock	Fair Value
	Units	(per share)

Unvested at December 31, 2008	2,724,356	$9.83
Granted	959,522	$1.70
Vested (a)	(460,595)	$7.86
Forfeited	(245,612)	$10.26

Unvested at June 30, 2009	2,977,671	$7.48

(a)	We issued 279,136 shares of common stock in connection with the vesting of restricted stock units during the six months ended June 30, 2009, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

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

The total number of restricted stock units that vested during the six months ended June 30, 2009 and the total fair value thereof was 460,595 restricted stock units and $4 million, respectively.

Non-Employee Directors Deferred Compensation Plan

The table below summarizes the deferred stock unit activity under the Plan for the six months ended June 30, 2009:

		Weighted Average
		Grant Date
	Deferred Stock	Fair Value
	Units	(per share)

Outstanding at December 31, 2008	252,816	$7.06
Granted	411,051	$2.16

Outstanding at June 30, 2009	663,867	$4.02

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There was no significant activity related to performance-based restricted stock units (“PSUs”) or restricted stock during the six months ended June 30, 2009. As of June 30, 2009, the Company expects that none of the PSUs will vest.

We recognized total equity-based compensation expense of $3 million and $5 million during the three months ended June 30, 2009 and June 30, 2008, respectively, and $8 million during each of the six months ended June 30, 2009 and June 30, 2008, respectively, none of which has provided us a tax benefit. Of the total equity-based compensation expense recorded in the six months ended June 30, 2009, $2 million related to the accelerated vesting of certain equity-based awards held by our former President and Chief Executive Officer who resigned in January 2009. These awards vested on his last day of employment with the Company, or April 6, 2009, as provided for in the agreements related to these equity-based awards (see Note 17 — Severance).

As of June 30, 2009, a total of $18 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units, unvested PSUs and unvested restricted stock are expected to be recognized over the remaining weighted-average period of 2 years.

13.	Derivative Financial Instruments

Interest Rate Hedges

At June 30, 2009, we had the following interest rate swaps that effectively converted $400 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

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

The interest rate swaps are reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment is recorded to accumulated other comprehensive income. The following table shows the fair value of our interest rate swaps at June 30, 2009 and December 31, 2008:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2009	December 31, 2008
		(in millions)

Liability Derivatives:
Interest rate swaps	Other current liabilities	$5	$8
Interest rate swaps	Other non-current liabilities	6	7

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the market adjustments recorded during the three and six months ended June 30, 2009 and June 30, 2008:

Gain (Loss)
Recognized in Income
			(Loss) Reclassified		(Ineffective Portion and
			From Accumulated OCI into		the Amount Excluded
	Gain in Other		Interest Expense		from Effectiveness
	Comprehensive Income (“OCI”)		(Effective Portion)		Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
(in millions)

Interest rate swaps	$2	$6	$(3)	$(2)	$—	$—

Gain (Loss)
Recognized in Income
			(Loss) Reclassified		(Ineffective Portion and
			From Accumulated OCI into		the Amount Excluded
	Gain in Other		Interest Expense		from Effectiveness
	Comprehensive Income (“OCI”)		(Effective Portion)		Testing)
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
(in millions)

Interest rate swaps	$4	$1	$(6)	$(2)	$—	$—

The amount of loss recorded in accumulated other comprehensive loss at June 30, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $9 million after-tax.

Foreign Currency Hedges

We enter into foreign currency forward contracts (“forward contracts”) to manage exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. As of June 30, 2009, we have forward contracts outstanding with a total net notional amount of $97 million, which matured in July 2009. The forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the forward contracts are recorded in net income, as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges at June 30, 2009 and December 31, 2008:

	As of June 30, 2009		As of December 31, 2008
		Fair Value		Fair Value
	Balance Sheet Location	Measurements	Balance Sheet Location	Measurements
(in millions)

Asset Derivatives:
Foreign currency hedges (a)	Other current assets	$—	Other current assets	$—
Foreign currency hedges (b)	Other current liabilities	—	Other current liabilities	—
Liability Derivatives:
Foreign currency hedges (b)	Other current liabilities	—	Other current liabilities	1

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	At June 30, 2009 and December 31, 2008, almost nil and $0 of the total market value of our foreign currency hedges was included in other current assets in our condensed consolidated balance sheets, respectively.

(b)	At June 30, 2009 and December 31, 2008, almost nil of the total market value of our foreign currency hedges represented an asset but was offset against foreign currency hedges that were in a liability position, pursuant to the customary netting provisions in our agreements with counterparties. The net amount is included in other current liabilities in our condensed consolidated balance sheets. At June 30, 2009 and December 31, 2008, almost nil and $1 million of the total market value of our foreign currency hedges was included in other current liabilities in our condensed consolidated balance sheets, respectively.

The following table shows the changes in the fair value of our forward contracts recorded in net income during the three and six months ended June 30, 2009 and June 30, 2008:

	(Loss) in
	Selling, General &
	Administrative Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Foreign currency hedges (c)	$(7)	$(1)	$(7)	$(1)

(c)	We recorded transaction gains (losses) associated with the re-measurement of our foreign denominated assets and liabilities of $9 million and $1 million in the three months ended June 30, 2009 and June 30, 2008, respectively, and $7 million and $(1) million in the six months ended June 30, 2009 and June 30, 2008, respectively. Transaction gains (losses) are included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of these transaction gains (losses) and our foreign currency hedges was a net gain of $2 million in the three months ended June 30, 2009, a net loss of almost nil in the three months ended June 30, 2008 and a net loss of almost nil and $(2) million in the six months ended June 30, 2009 and June 30, 2008, respectively.

14.	Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except share and per share data)

Net income (loss)	$10	$(5)	$(326)	$(20)
Net income (loss) per share:
Basic	$0.12	$(0.06)	$(3.89)	$(0.24)
Diluted	$0.12	$(0.06)	$(3.89)	$(0.24)
Weighted average shares outstanding:
Basic	83,873,230	83,243,607	83,734,112	83,199,010
Dilutive effect of:
Restricted stock units	334,901	—	—	—
Restricted stock	531	—	—	—

Diluted (a)	84,208,662	83,243,607	83,734,112	83,199,010

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Stock options, restricted stock, restricted stock units and PSUs are not included in the calculation of diluted loss per share for the six months ended June 30, 2009 and the three and six months ended June 30, 2008 because we had a net loss for each period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted loss per share.

The following equity awards are not included in the diluted net income (loss) per share calculation above because they would have had an antidilutive effect:

			Six Months Ended
	Three Months Ended June 30,		June 30,
Antidilutive Equity Awards	2009	2008	2009	2008

Stock options	4,430,466	4,411,712	4,430,466	4,411,712
Restricted stock units	2,079,308	3,133,072	2,977,671	3,133,072
Restricted stock	4,391	24,882	4,391	24,882
Performance-based restricted stock units	227,679	249,108	227,679	249,108

Total	6,741,844	7,818,774	7,640,207	7,818,774

15.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of June 30, 2009 and December 31, 2008, reflected in our condensed consolidated balance sheets. We net settle amounts due to and from Travelport.

	June 30, 2009	December 31, 2008
	(in millions)

Due from Travelport, net	$—	$10

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three and six months ended June 30, 2009 and June 30, 2008, reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Net revenue (a)	$33	$41	$63	$82
Selling, general and administrative expense	1	—	1	2
Interest expense	1	—	2	1

(a)	These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gulliver’s Travel Associates, “GTA”) for the periods presented.

The tables above reflect amounts resulting from agreements with Travelport and its subsidiaries, including our transition services agreement, master license agreement, equipment, services and use agreements, intercompany notes payable, GDS service agreement, hotel sourcing and franchise agreement and corporate travel agreement.

In addition to the amounts reflected in the tables above, Travelport is also obligated to issue letters of credit on our behalf through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined in the Separation Agreement, as amended) own at least 50% of our voting stock, in an aggregate amount not to exceed $75 million (denominated in U.S. dollars). At June 30, 2009 and December 31, 2008,

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there were $65 million and $67 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 10 — Commitments and Contingencies).

Related Party Transactions with Affiliates of Blackstone and TCV

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of June 30, 2009 and December 31, 2008, reflected in our condensed consolidated balance sheets:

	June 30, 2009	December 31, 2008
	(in millions)

Accounts payable	$5	$5
Accrued expenses	3	1

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the three and six months ended June 30, 2009 and June 30, 2008, reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Net revenue	$5	$3	$8	$6
Cost of revenue	5	3	11	5
Selling, general and administrative expense	1	2	2	3

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

We have derivative financial instruments that must be measured under SFAS No. 157. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. In accordance with this hierarchy, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2009

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and December 31, 2008, which are classified as other current assets, other current liabilities and other non-current liabilities in our condensed consolidated balance sheets:

	Fair Value Measurements as of
	June 30, 2009				December 31, 2008
		Quoted	Significant			Quoted	Significant
		prices in	other	Significant		prices in	other	Significant
		active	observable	unobservable	Balance at	active	observable	unobservable
	Balance at	markets	inputs	inputs	December 31,	markets	inputs	inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	2008	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign currency hedge asset (see Note 13 — Derivative Financial Instruments) (a)	$—	$—	$—	$—	$—	$—	$—	$—

Foreign currency hedge liability (see Note 13 — Derivative Financial Instruments) (a)	$—	$—	$—	$—	$1	$1	$—	$—

Interest rate swap liabilities (see Note 13 — Derivative Financial Instruments)	$11	$—	$11	$—	$15	$—	$15	$—

(a)	At June 30, 2009, almost nil of the total fair market value of our foreign currency hedges represented an asset and almost nil of our foreign currency hedges represented a liability. At December 31, 2008, $0 of the total fair market value of our foreign currency hedges represented an asset and $1 million represented a liability. The fair value of our foreign currency hedges is determined based on Level 1 inputs.

The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the six months ended June 30, 2009. These non-financial assets, which included our goodwill and trademarks and trade names, were required to be measured at fair value as of March 31, 2009 in connection with the interim impairment test we performed on our goodwill and trademarks and trade names in the first quarter of 2009 (See Note 3 — Impairment of Goodwill and Intangible Assets).

Fair Value Measurements Using
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
	Balance at	markets	inputs	inputs	Total Gains
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
(in millions)

Goodwill	$698	$—	$—	$698	$(250)

Trademarks and trade names	$150	$—	$—	$150	$(82)

Fair Value of Financial Instruments

We adopted FSP FAS 107-1 and APB 28-1 for our financial instruments for the interim reporting period ending June 30, 2009. Under this FSP, we are required to disclose the fair value of financial instruments for both interim and annual reporting periods.

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued merchant payable and accrued expenses, the carrying value approximates or equals fair value due to their short-term nature. Our Term Loan and Revolver bear interest at a variable rate based on current interest rates, thus the carrying value approximates fair value.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Severance

On January 6, 2009, our former President and Chief Executive Officer resigned. In connection with his resignation and pursuant to the terms of his employment agreement with the Company, we incurred total expenses of $2 million in the first quarter of 2009 relating to severance benefits and other termination-related costs, which are included in selling, general and administrative expense in our condensed consolidated statements of operations. The majority of these cash payments will be made in equal amounts over a twenty-four month period from his resignation date, but will be delayed until July 7, 2009, as required by applicable tax law. In addition, we recorded $2 million of additional equity-based compensation expense in the first quarter of 2009 related to the accelerated vesting of certain equity-based awards held by him (see Note 12 — Equity-Based Compensation).

During the six months ended June 30, 2009, we also reduced our workforce by approximately 100 domestic and international employees, primarily in response to weakening demand in the travel industry and deteriorating economic conditions. In connection with this workforce reduction, we incurred total expenses of $3 million during the six months ended June 30, 2009 related to severance benefits and other termination-related costs, which are included in selling, general and administrative expense in our condensed consolidated statements of operations. Approximately half of these costs had been paid as of June 30, 2009. The remainder are expected to be paid by the end of 2009.

18.	Subsequent Events

We have evaluated subsequent events through August 6, 2009, the date of issuance of our condensed consolidated financial statements.

During July 2009, the Company granted 2,967,120 restricted stock units under the Plan. The restricted stock units have a weighted average grant date fair value of $1.88 and vest annually over a four-year period.

On July 28, 2009, ebookers and Amadeus IT Group S.A. (“Amadeus”) entered into an amendment to the Global Access Agreement, dated January 1, 2004, extending the term of the agreement to December 31, 2012. Under this agreement, as amended, Amadeus provides certain of our ebookers websites with access to travel supplier content, including air, hotel and car reservation information. We receive incentive payments based on the number of reservation segments we process annually through Amadeus.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009.

OVERVIEW

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products. Our brand portfolio includes Orbitz, CheapTickets, the Away Network, and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub and RatesToGo based in Sydney, Australia, which have operations globally. We provide customers with the ability to book a comprehensive set of travel products from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

We generate revenue through multiple sources, including our retail model, merchant model, incentive payments, advertising, and white label and hosting businesses. Through our retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. Through our merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Historically, under both the retail and merchant models, we have also earned revenue by charging customers a service fee for booking airline tickets, hotel rooms and certain other travel products on our websites (See “Industry Trends” below for further discussion regarding changes surrounding our booking fees). In addition, we receive incentive payments for each segment of travel that is processed through a global distribution system (“GDS”).

We generate advertising revenue through our partner marketing programs. These programs provide direct access to our customers through a combination of display advertising, performance-based advertising and other marketing programs. Our white label and hosting businesses enable us to earn revenue by licensing our technology platform to, or hosting websites on behalf of, third-party partners.

We are a leader in air travel, the largest online travel segment. This leadership position has historically enabled us to drive growth in complimentary travel products, such as hotels, car rentals, cruises and dynamic vacation packages, which are vacation packages that include different combinations of travel products. Our non-air travel products generally generate higher net revenue per transaction than our air travel product. We believe these non-air travel products represent significant long-term growth opportunities, despite the softness in demand we are currently experiencing as a result of weak economic and industry conditions (See “Industry Trends” below). Strategically, our primary focus for the remainder of 2009 and into 2010 is on our global hotel offering. We took steps in the first half of 2009 to improve our hotel offering by significantly reducing booking fees on hotels around the world and by launching Total Price hotel search results and Orbitz Hotel Price Assurance, both of which are industry-leading innovations. We will continue to explore new hotel connectivity opportunities and to make investments in our hotel infrastructure and in the hotel content available on our websites, such as editorial descriptions, photographs, and user-generated content.

We also believe that there are long-term growth opportunities in regions outside of the U.S. for our international brands. However, these brands are currently experiencing declines in net revenue as a result of foreign currency fluctuations, deteriorating economic and industry conditions and competitive pressures (See “Industry Trends” below).

In light of current economic and industry conditions, we are also focused in the short-term on improving our operating and marketing efficiency, simplifying the way we do business, and continuing to innovate. In late 2008 and in the first half of 2009, we took steps to reduce our cost structure by reducing our global workforce and use of contract labor as well as other operating costs. We also completed the implementation of a common technology platform for all of our ebookers websites in Europe. We will continue to focus on opportunities to further streamline our cost structure. We are also actively pursuing strategies to improve the efficiency of our online marketing efforts. These strategies include reducing our reliance on search engine marketing (“SEM”) and travel publisher marketing and increasing the amount of non-paid traffic coming to our websites through search engine optimization (“SEO”) and customer relationship management (“CRM”). We intend to simplify our technology infrastructure, which we believe will enable us to develop new, innovative functionality on our websites more efficiently and with fewer resources. We believe this strategy will position us to more effectively manage through this challenging environment.

Industry Trends

The current recession has significantly impacted the travel industry. As demand for air travel continues to be weak, certain domestic and international airlines have announced further capacity reductions in 2009 and have reduced ticket prices to drive volume. Further capacity reductions could negatively impact demand for air travel and could adversely impact the net revenue that online travel companies (“OTCs”) generate from the booking of airline tickets, hotels and car rentals. Bankruptcies and consolidation in the airline industry could also result in further capacity reductions, which would reduce the number of airline tickets available for booking on OTCs’ websites.

In 2009, certain OTCs who historically charged booking fees, including us, eliminated booking fees on most flights and reduced booking fees on hotels. The elimination of booking fees on OTCs’ websites has significantly reduced the net revenue that OTCs generate from airline tickets. We believe the combination of new media monetization initiatives, our cost reduction actions, our improved marketing efficiency, and the increase in air transactions since removing fees should enable us to offset most, if not all, of the impact of the fee reductions.

Globally, airlines are also under increased pressure to reduce their overall costs, including the costs of distributing airline tickets through OTCs and GDSs. In response, our distribution partners could attempt to terminate or renegotiate their agreements with us in order to attain more favorable terms. If the airlines were successful, such actions could reduce the revenue we earn from our GDS agreements. In addition, any economic pressure placed on GDSs by the airlines may ultimately impact the net revenue we generate from the booking of airline tickets through our websites.

Fundamentals in the U.S. hotel industry also continue to be weak. Hotel occupancy rates and average daily rates (“ADRs”) continued to decline in the first half of 2009. We believe that hotel suppliers will continue to maintain ADRs at levels significantly below last year through the remainder of 2009 in order to improve hotel occupancy during a time of weak demand. Fundamentals in the European and Asia Pacific hotel industries have also deteriorated. Lower ADRs negatively impact the net revenue that OTCs earn per hotel booking.

The current economic environment has also significantly impacted the car rental industry. As a result of lower demand for air travel, demand for car rentals has also declined. We expect this trend to continue through the remainder of 2009. Lower demand for car rentals could reduce the net revenue that OTCs generate from the booking of cars. Furthermore, as a result of a deterioration in the capital markets, car rental companies currently have limited access to financing and have reduced their fleets. The overall reduction in rental car fleets has resulted in a significant increase in ADRs for domestic car rentals. The financial condition of car rental companies has also deteriorated, which may result in bankruptcies and industry consolidation. Potential bankruptcies and industry consolidation could cause further increases in ADRs for car rentals as well as a reduction in the number of cars available for booking on OTCs’ websites.

We believe that our gross bookings and net revenue for the first half of 2009 were significantly negatively impacted by the economic and industry conditions described above. We expect these trends and their impact on our gross bookings and net revenue to continue at least through the remainder of 2009. In response, we took steps to reduce our cost structure to manage through the current economic recession and industry downturn. In the fourth quarter of 2008 and in the first half of 2009, we reduced our global workforce and use of outside contractors as well as other operating costs. We expect to realize approximately $40 to $45 million of annualized cash savings from these actions. In 2009, we also significantly restructured our approach to marketing, bringing greater emphasis to generating more non-paid traffic to our websites and reducing our reliance on SEM and travel publisher marketing. This emphasis on improving the efficiency of our marketing combined with declines in volume resulted in a $48 million decline in total marketing expense in the six months ended June 30, 2009 compared with the six months ended June 30, 2008. We expect that our marketing expense for the remainder of 2009 will continue to be lower than the prior year, as a result of lower volume and our ongoing efforts to increase marketing efficiency.

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

We believe that OTCs will continue to focus on differentiating themselves from supplier websites by offering customers the ability to selectively combine travel products such as air, car, hotel and destination services into dynamic vacation packages. Through dynamic vacation packages, we make certain products available to our customers at prices that are generally lower than booking each travel product separately. We foresee significant growth potential for OTCs for these types of services, particularly since travelers are increasingly price-sensitive. Our net revenue per transaction is generally higher for dynamic vacation packages than for stand-alone travel products.

OTCs make significant investments in marketing through both online and traditional offline channels. Key areas of online marketing include SEM, travel publisher marketing, display advertising, affiliate programs and email marketing. Search engine marketing costs have been rising in the U.S. over time, although to a lesser extent in the current economic environment, and competition for search-engine key words continues to be intense. If these trends continue, we could experience lower margins or declines in transaction growth rates. We are actively pursuing strategies to improve the efficiency of our online marketing efforts. These strategies include reducing our reliance on SEM and travel publisher marketing and increasing the amount of non-paid traffic coming to our websites through SEO and CRM.

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

The table below shows our gross bookings and net revenue for the three and six months ended June 30, 2009 and June 30, 2008. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings are comprised of gross bookings from hotels, car rentals, dynamic vacation packages (which include a combination of travel products, such as air, hotel and car reservations), cruises, destination services and travel insurance. Air net revenue is comprised of net revenue from stand-alone air bookings, while non-air net revenue is comprised of net revenue from hotel bookings, dynamic vacation packages, advertising and media and other revenue.

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2009	2008	Change	Change(a)	2009	2008	Change	Change(a)
	(in millions)				(in millions)

Gross bookings
Domestic
Air	$1,737	$1,944	$(207)	(11)%	$3,176	$3,694	$(518)	(14)%
Non-air	595	623	(28)	(4)%	1,225	1,260	(35)	(3)%

Total domestic gross bookings	2,332	2,567	(235)	(9)%	4,401	4,954	(553)	(11)%
International
Air	223	308	(85)	(27)%	446	629	(183)	(29)%
Non-air	123	168	(45)	(27)%	214	335	(121)	(36)%

Total international gross bookings	346	476	(130)	(27)%	660	964	(304)	(31)%

Total gross bookings	$2,678	$3,043	$(365)	(12)%	$5,061	$5,918	$(857)	(14)%

Net revenue
Domestic
Air	$54	$74	$(20)	(28)%	$120	$148	$(28)	(19)%
Non-air	95	104	(9)	(8)%	186	198	(12)	(6)%

Total domestic net revenue	149	178	(29)	(16)%	306	346	(40)	(12)%
International
Air	15	16	(1)	(3)%	30	37	(7)	(17)%
Non-air	24	37	(13)	(37)%	40	67	(27)	(41)%

Total international net revenue	39	53	(14)	(27)%	70	104	(34)	(33)%

Total net revenue (b)	$188	$231	$(43)	(19)%	$376	$450	$(74)	(16)%

(a)	Percentages are calculated on unrounded numbers.

(b)	For the three months ended June 30, 2009 and June 30, 2008, $31 million and $32 million of our total net revenue, respectively, was attributed to incentive payments earned for air, car and hotel segments processed through GDSs. For the six months ended June 30, 2009 and June 30, 2008, $60 million and $64 million of our total net revenue, respectively, was attributed to incentive payments earned for air, car and hotel segments processed through GDSs.

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings decreased $235 million, or 9%, during the three months ended June 30, 2009 from the three months ended June 30, 2008. Of the $235 million decrease, $207 million was due to a decrease in domestic air gross bookings, which was driven by a lower average price per airline ticket, partially offset by higher transaction volume. The lower average price per airline ticket was primarily due to lower fuel prices and lower demand for air travel. Transaction volume increased primarily due to the removal of booking fees on most flights booked through our Orbitz.com and CheapTickets.com websites during the second quarter of 2009 and lower air fares.

Non-air gross bookings decreased $28 million, or 4%, during the three months ended June 30, 2009 from the three months ended June 30, 2008. This decrease was primarily driven by lower gross bookings for hotels and car rentals, partially offset by higher gross bookings for dynamic packages. Gross bookings for hotels decreased due to a lower average price per transaction and to a lesser extent, lower transaction volume. The lower average price per transaction is driven by the significant decline in ADRs for hotel rooms as suppliers try to maintain occupancy rates in a period of weak demand. Gross bookings for car rentals decreased due to lower transaction volume, partially offset by a higher average price per transaction. The average price per transaction increased primarily due to an overall reduction in rental car fleets, which partially resulted from car rental companies having limited access to financing. Gross bookings for dynamic packages increased due to higher volume, which was partially offset by a lower average price per transaction. Volume for dynamic packaging increased due to a general shift in traveler preference towards dynamic packaging, from stand-alone travel products, because of the value offered through packaging. The lower average price per transaction is mainly due to a decline in ADRs for hotels and a decline in the average price per airline ticket.

For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, total gross bookings decreased $130 million, or 27%, during the three months ended June 30, 2009 from the three months ended June 30, 2008. Of this decrease, $82 million was due to foreign currency fluctuations. The remaining $48 million decrease was due to a $34 million decrease in air gross bookings and a $14 million decrease in non-air gross bookings. The decrease in air gross bookings was primarily due to a lower average price per airline ticket, partially offset by higher transaction volume. The decrease in average price per airline ticket is primarily due to lower demand for air travel and a shift in customer preference towards low cost carriers and short-haul flights. The increase in transaction volume primarily resulted from certain airfare promotions offered exclusively on our ebookers websites during the second quarter of 2009 as well as the offering of more low cost carriers on our websites compared to last year.

The decline in non-air gross bookings was primarily driven by a decrease in gross bookings for hotels. The decrease in gross bookings for hotels was driven by a significant decline in hotel gross bookings for our HotelClub brand. This decline was primarily the result of lower transaction volume for our HotelClub brand, due in part to the adverse impact of economic conditions, particularly in Europe, and more intense competition in the industry. The decrease in gross bookings for hotels was partially offset by an increase in gross bookings for dynamic packaging for our ebookers brand. The increase in gross bookings for dynamic packaging was due to higher volume, partially offset by lower average price per transaction.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

Gross Bookings

For our domestic business, total gross bookings decreased $553 million, or 11%, during the six months ended June 30, 2009 from the six months ended June 30, 2008. Of the $553 million decrease, $518 million was due to a decrease in domestic air gross bookings, which was driven by lower average price per airline ticket and to a lesser extent, lower transaction volume. The lower average price per airline ticket was primarily due to lower fuel prices and lower demand for air travel. Lower transaction volume was primarily due to the impact of weak economic conditions on air traveler demand, airline capacity reductions and fee reductions by our competitors in the first quarter of 2009.

Non-air gross bookings decreased $35 million, or 3%, during the six months ended June 30, 2009 from the six months ended June 30, 2008. This decrease was primarily driven by lower gross bookings for hotels and car rentals, partially offset by higher gross bookings for dynamic packages. Gross bookings for hotels decreased due to a lower average price per transaction and to a lesser extent, lower transaction volume. The lower average price per transaction is driven by the significant decline in ADRs for hotel rooms as suppliers try to maintain occupancy rates in a period of weak demand. Gross bookings for car rentals decreased due to lower transaction volume, partially offset by a higher average price per transaction. The average price per transaction increased primarily due to an overall reduction in rental car fleets, which partially resulted from car rental companies having limited access to financing. Gross bookings for dynamic packages increased due to higher volume, which was partially offset by a lower average price per transaction. Volume for dynamic packaging increased due to a general shift in traveler preference towards dynamic packaging, from stand-alone travel products, because of the value offered through packaging. The lower average price per transaction is mainly due to a decline in ADRs for hotels and a decline in the average price per airline ticket.

For our international business, total gross bookings decreased $304 million, or 31%, during the six months ended June 30, 2009 from the six months ended June 30, 2008. Of this decrease, $176 million was due to foreign currency fluctuations. The remaining $128 million decrease was due to a $75 million decrease in air gross bookings and a $53 million decrease in non-air gross bookings. The decrease in air gross bookings was due to a lower average price per airline ticket and to a lesser extent, lower transaction volume. The decrease in average price per airline ticket is primarily due to lower demand for air travel and a shift in customer preference towards low cost carriers and short-haul flights. The decrease in volume primarily resulted from the weak economic conditions in Europe.

The decline in non-air gross bookings was primarily driven by a decrease in gross bookings for hotels and car rentals. The decrease in gross bookings for hotels was mainly driven by a significant decline in hotel gross bookings for our HotelClub brand, and to a much lesser extent, a decline in hotel bookings for our ebookers brands. These declines were primarily the result of lower transaction volume, due in part to difficult economic conditions, particularly in Europe, and more intense competition in the industry. The decrease in gross bookings for car rentals was due to lower volume and a lower average price per transaction, as car rental companies discounted prices heavily to drive volume. The decrease in gross bookings for hotels and car rentals was partially offset by an increase in gross bookings for dynamic packaging. The increase in gross bookings for dynamic packaging was due to higher volume, partially offset by lower average price per transaction.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Results of Operations

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

	Three Months Ended
	June 30,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Net revenue
Air	$69	$90	$(21)	(24)%
Hotel	47	69	(22)	(33)%
Dynamic packaging	31	28	3	9%
Advertising and media	14	13	1	11%
Other	27	31	(4)	(12)%

Total net revenue	188	231	(43)	(19)%
Cost and expenses
Cost of revenue	34	46	(12)	(27)%
Selling, general and administrative	59	72	(13)	(17)%
Marketing	54	81	(27)	(34)%
Depreciation and amortization	19	17	2	11%

Total operating expenses	166	216	(50)	(24)%

Operating income	22	15	7	52%
Other income (expense)
Interest expense, net	(14)	(15)	1	(4)%
Gain on extinguishment of debt	2	—	2	**

Total other (expense)	(12)	(15)	3	(18)%

Income before income taxes	10	—	10	**
Provision for income taxes	—	5	(5)	(104)%

Net income (loss)	$10	$(5)	$15	**

As a percent of net revenue (a)
Cost of revenue	18%	20%
Selling, general and administrative expense	32%	31%
Marketing expense	28%	35%

**	Not meaningful

(a)	Percentages are calculated on unrounded numbers.

Net Revenue

Net revenue decreased $43 million, or 19%, to $188 million for the three months ended June 30, 2009 from $231 million for the three months ended June 30, 2008.

Air.  Net revenue from air bookings decreased $21 million, or 24%, to $69 million for the three months ended June 30, 2009 from $90 million for the three months ended June 30, 2008. Foreign currency fluctuations drove $2 million of this decrease. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $19 million.

Domestic air net revenue declined $25 million due to lower average net revenue per air ticket. Net revenue per air ticket declined primarily due to the elimination of booking fees on most flights booked through our Orbitz.com and CheapTickets.com websites during the second quarter of 2009 and to a lesser extent, due to a reduction in paper tickets and the impact of Orbitz Price Assurancesm. This decrease was partially offset by a $5 million increase in domestic air net revenue due to higher transaction volume, which resulted primarily from the removal of booking fees and lower air fares.

The increase in international air net revenue of $1 million (excluding the impact of foreign currency fluctuations) was due to a higher net revenue per air ticket and higher transaction volume.

Hotel.  Net revenue from hotel bookings decreased $22 million, or 33%, to $47 million for the three months ended June 30, 2009 from $69 million for the three months ended June 30, 2008. Foreign currency fluctuations drove $5 million of this decrease. The decrease in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $17 million.

A decrease in average price per transaction resulted in an $8 million decrease in domestic hotel net revenue. Average price per transaction decreased primarily due to lower ADRs. A decline in volume, due in part to more intense competition within the industry, the impact of weak economic conditions on traveler demand and the shift in traveler preference from stand-alone travel products towards dynamic packaging, drove the remaining $2 million decrease in domestic hotel net revenue.

The decrease in international hotel net revenue of $7 million (excluding the impact of foreign currency fluctuations) was driven by lower volume and lower average net revenue per transaction for our HotelClub brand. Lower volume drove $4 million of the decrease in international hotel net revenue. The decline in volume was largely due to the weak economic conditions in Europe and more intense competition in the industry. Lower net revenue per transaction drove $3 million of the decrease in international hotel net revenue. Net revenue per transaction decreased due to lower ADRs and a contractual step-up in our hotel sourcing agreement with GTA, which resulted in a reduction in our margin on hotel bookings sourced through GTA.

Dynamic packaging.  Net revenue from dynamic packaging bookings increased $3 million, or 9%, to $31 million for the three months ended June 30, 2009 from $28 million for the three months ended June 30, 2008. Foreign currency fluctuations had a nominal impact on dynamic packaging net revenue.

Higher volume drove a $7 million increase in domestic net revenue from dynamic packaging, which was partially offset by a $5 million decrease due to a lower average price per transaction. Volume for dynamic packaging increased due to a shift in traveler preference towards dynamic packaging, from stand-alone travel products. Net revenue per transaction decreased mainly due to lower ADRs.

International net revenue from dynamic packaging (excluding the impact of foreign currency fluctuations) increased $1 million due to higher volume, partially offset by a decline in average price per transaction.

Advertising and media.  Advertising and media net revenue increased $1 million, or 11%, to $14 million for the three months ended June 30, 2009 from $13 million for the three months ended June 30, 2008. Foreign currency fluctuations had a nominal impact on advertising and media net revenue. The overall increase in advertising and media net revenue was primarily a result of our continued efforts to seek out new opportunities to further monetize traffic on our websites.

Other.  Other net revenue is primarily comprised of net revenue from car bookings, cruise bookings, destination services, travel insurance and our hosting business. Other net revenue decreased $4 million, or 12%, to $27 million for the three months ended June 30, 2009 from $31 million for the three months ended June 30, 2008. Foreign currency fluctuations decreased other net revenue by $1 million. The decrease in other net revenue, excluding the impact of foreign currency fluctuations, was $3 million.

A decline in global net revenue from car bookings primarily drove the decrease in other net revenue. The decline in net revenue from car bookings was driven by lower volume, partially offset by higher net revenue per car booking. Higher net revenue per car booking primarily resulted from more favorable agreements with certain car rental suppliers which became effective in January 2009.

Cost of Revenue

Our cost of revenue is primarily comprised of costs to operate our customer service call centers, credit card processing fees, and other costs such as ticketing and fulfillment, charge-backs, affiliate commissions and connectivity and other processing costs.

	Three Months Ended
	June 30,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Cost of revenue
Customer service costs	$13	$17	$(4)	(20)%
Credit card processing fees	9	11	(2)	(19)%
Other	12	18	(6)	(38)%

Total cost of revenue	$34	$46	$(12)	(27)%

(a)	Percentages are calculated on unrounded numbers.

The decrease in cost of revenue was primarily driven by a $4 million decrease in customer service costs, a $2 million decrease in credit card processing costs and a $4 million decrease in customer refunds and charge-backs.

Customer service costs decreased due to cost savings driven by increased automation of the handling of customer service calls and reductions in headcount and contract labor. In the second half of 2009, we may add to our customer service staffing in order to better support the higher number of air transactions we have generated since the elimination of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites. As a result, cost of revenue as a percentage of net revenue may increase in the second half of 2009. The decrease in credit card processing costs was primarily due to a decline in our merchant bookings and to a lesser extent, air booking fees.

During the three months ended June 30, 2008, we had a higher level of charge-backs primarily due to sharply higher fraudulent credit card usage at one of our international locations. To address this issue, we installed new revenue protection software and instituted tighter security measures during the second quarter of 2008. As a result, we have experienced a significant decline in charge-backs since that time.

Selling, General and Administrative

Our selling, general and administrative expense is primarily comprised of wages and benefits, contract labor costs, and network communications, systems maintenance and equipment costs.

	Three Months Ended
	June 30,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Selling, general and administrative
Wages and benefits (b)	$39	$42	$(3)	(6)%
Contract labor (b)	6	10	(4)	(41)%
Network communications, systems maintenance and equipment	7	7	—	(5)%
Other	7	13	(6)	(43)%

Total selling, general, and administrative	$59	$72	$(13)	(17)%

(a)	Percentages are calculated on unrounded numbers.

(b)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized during the three months ended June 30, 2009 and 2008, respectively.

The decrease in selling, general and administrative expense was primarily driven by a $3 million decrease in wages and benefits, a $4 million decrease in contract labor costs, a $2 million decrease in travel-related expenses and $2 million of foreign currency gains in the second quarter of 2009.

Wages and benefits expense decreased primarily as a result of the global work force reductions that occurred during the fourth quarter of 2008 and the first half of 2009. The associated severance expense of $2 million incurred in connection with these work force reductions partially offset the decrease (See Note 17 — Severance of the Notes to Condensed Consolidated Financial Statements). Our use of contract labor and our travel-related expenses decreased in the second quarter of 2009 as a result of expense reductions we undertook to manage through the current economic recession and industry downturn.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising, and offline marketing costs, such as television, radio and print advertising. Our investment in online marketing is significantly greater than our investment in offline marketing. Marketing expense decreased $27 million, or 34%, to $54 million for the three months ended June 30, 2009 from $81 million for the three months ended June 30, 2008.

Marketing expense for our domestic brands decreased $16 million, to $41 million for the three months ended June 30, 2009 from $57 million for the three months ended June 30, 2008. Marketing expense for our international brands decreased $11 million, to $13 million for the three months ended June 30, 2009 from $24 million for the three months June 30, 2008. The decrease in marketing expense for both our domestic and international brands was due to lower offline and online marketing costs. The decrease in offline marketing costs was mainly due to cost reductions taken by us in order to manage through the current economic recession and industry downturn. The decrease in online marketing costs was primarily driven by a change in our approach to online marketing, bringing greater emphasis to generating more non-paid traffic to our websites and reducing our reliance on SEM and travel publisher marketing.

Depreciation and Amortization

Depreciation and amortization increased $2 million, or 11%, to $19 million for the three months ended June 30, 2009 from $17 million for the three months ended June 30, 2008. The increase in depreciation and amortization is primarily due to the acceleration of depreciation on certain assets whose useful lives were shortened during the three months ended June 30, 2009 and additional assets placed in service during the period.

Interest Expense, Net

Interest expense, net decreased by $1 million, or 4%, to $14 million for the three months ended June 30, 2009 from $15 million for the three months ended June 30, 2008. The decrease in interest expense, net is primarily due to lower interest expense incurred on the $600 million term loan facility (“Term Loan”), which was primarily driven by lower interest rates. This decrease is partially offset by a decline in interest income earned. During each of the three months ended June 30, 2009 and June 30, 2008, $4 million of the total interest expense recorded was non-cash.

Gain on Extinguishment of Debt

During the three months ended June 30, 2009, we purchased and retired $10 million in principal amount of the Term Loan. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of almost nil) exceeded the amount we paid to purchase the debt (inclusive of miscellaneous fees incurred) by $2 million. Accordingly, we recorded a $2 million gain on extinguishment of a portion of the Term Loan during the three months ended June 30, 2009. There was no gain on extinguishment of debt recorded during the three months ended June 30, 2008 (See Note 7 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

Provision for Income Taxes

We recorded a tax provision of almost nil and $5 million for the three months ended June 30, 2009 and June 30, 2008, respectively. The tax provision for the three months ended June 30, 2008 mainly represented the tax effect of the net income of our U.S. group for that period. The offsetting adjustment to the full valuation allowance that had been originally established in purchase accounting was recorded to goodwill rather than provision for income taxes in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).

Following our adoption of SFAS No. 141(R) on January 1, 2009, any adjustments to our remaining deferred income tax valuation allowance that was originally established in purchase accounting are recorded to our consolidated statements of operations (See Note 2 — Recently Issued Accounting Pronouncements of the Notes to Condensed Consolidated Financial Statements). As a result, the provision for income taxes for the three months ended June 30, 2009 only includes the tax effect of the net income or net loss of those subsidiaries that have not established valuation allowances and therefore, decreased in comparison to the second quarter of 2008.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

	Six Months Ended
	June 30,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Net revenue
Air	$150	$185	$(35)	(19)%
Hotel	86	124	(38)	(31)%
Dynamic packaging	60	56	4	7%
Advertising and media	28	25	3	12%
Other	52	60	(8)	(13)%

Total net revenue	376	450	(74)	(16)%
Cost and expenses
Cost of revenue	69	89	(20)	(22)%
Selling, general and administrative	125	149	(24)	(15)%
Marketing	118	166	(48)	(29)%
Depreciation and amortization	33	32	1	3%
Impairment of goodwill and intangible assets	332	—	332	**

Total operating expenses	677	436	241	55%

Operating (loss) income	(301)	14	(315)	**
Other income (expense)
Interest expense, net	(29)	(31)	2	(7)%
Gain on extinguishment of debt	2	—	2	**

Total other (expense)	(27)	(31)	4	(14)%

Loss before income taxes	(328)	(17)	(311)	**
(Benefit) provision for income taxes	(2)	3	(5)	(183)%

Net loss	$(326)	$(20)	$(306)	**

As a percent of net revenue (a)
Cost of revenue	18%	20%
Selling, general and administrative expense	33%	33%
Marketing expense	31%	37%

**	Not meaningful.

(a)	Percentages are calculated on unrounded numbers.

Net Revenue

Net revenue decreased $74 million, or 16%, to $376 million for the six months ended June 30, 2009 from $450 million for the six months ended June 30, 2008.

Air.  Net revenue from air bookings decreased $35 million, or 19%, to $150 million for the six months ended June 30, 2009 from $185 million for the six months ended June 30, 2008. Foreign currency fluctuations drove $6 million of this decrease. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $29 million.

Domestic air net revenue declined $22 million due to lower net revenue per air ticket. Net revenue per air ticket primarily decreased due to the elimination of booking fees on most flights booked through our Orbitz.com and CheapTickets.com websites during the second quarter of 2009 and to a lesser extent, due to a reduction in paper tickets and the impact of Orbitz Price Assurancesm. Lower domestic ticket volume drove the remaining $6 million decrease in domestic air net revenue. This decrease in volume is due primarily to the impact of weak economic conditions on air traveler demand, partially offset by the growth experienced in the second quarter of 2009 as a result of the removal of booking fees discussed above.

The decrease in international air net revenue of $1 million (excluding the impact of foreign currency fluctuations) was primarily driven by lower volume. The decrease in volume is primarily due to the impact of weak economic conditions on air traveler demand.

Hotel.  Net revenue from hotel bookings decreased $38 million, or 31%, to $86 million for the six months ended June 30, 2009 from $124 million for the six months ended June 30, 2008. Foreign currency fluctuations drove $10 million of this decrease. The decrease in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $28 million.

A decrease in average price per transaction resulted in a $12 million decrease in domestic hotel net revenue. Average price per transaction decreased primarily due to lower ADRs. A decline in volume, due in part to more intense competition within the industry, the impact of weak economic conditions on traveler demand and the shift in traveler preference from stand-alone travel products towards dynamic packaging, drove the remaining $3 million decrease in domestic hotel net revenue.

The decrease in international hotel net revenue of $13 million (excluding the impact of foreign currency fluctuations) was primarily driven by lower volume and lower average net revenue per transaction for our HotelClub brand. Lower volume drove $8 million of the decrease in international hotel net revenue. The decline in volume was largely due to the weak economic conditions in Europe and more intense competition in the industry. Lower net revenue per transaction drove $5 million of the decrease in international hotel net revenue. Net revenue per transaction decreased due to lower ADRs and a contractual step-up in our hotel sourcing agreement with GTA, which resulted in a reduction in our margin on hotel bookings sourced through GTA.

Dynamic packaging.  Net revenue from dynamic packaging bookings increased $4 million, or 7%, to $60 million for the six months ended June 30, 2009 from $56 million for the six months ended June 30, 2008. Foreign currency fluctuations decreased dynamic packaging net revenue by $1 million. The increase in net revenue from dynamic packaging bookings, excluding the impact of foreign currency fluctuations, was $5 million.

Higher volume drove a $13 million increase in domestic net revenue from dynamic packaging, which was partially offset by a $9 million decrease due to lower average price per transaction. Volume for dynamic packaging increased due to a shift in traveler preference towards dynamic packaging, from stand-alone travel products. Net revenue per transaction decreased mainly due to lower ADRs.

The increase in international net revenue from dynamic packaging (excluding the impact of foreign currency fluctuations) was $1 million. Net revenue from dynamic packaging increased due to higher transaction volume, which was partially offset by a lower average price per transaction.

Advertising and media.  Advertising and media net revenue increased $3 million, or 12%, to $28 million for the six months ended June 30, 2009 from $25 million for the six months ended June 30, 2008. Foreign currency fluctuations had a nominal impact on advertising and media net revenue. The overall increase in advertising and media net revenue was primarily a result of our continued efforts to seek out new opportunities to further monetize traffic on our websites.

Other.  Other net revenue decreased $8 million, or 13%, to $52 million for the six months ended June 30, 2009 from $60 million for the six months ended June 30, 2008. Foreign currency fluctuations decreased other net revenue by $2 million. The decrease in other net revenue, excluding the impact of foreign currency fluctuations, was $6 million.

A decline in global net revenue from travel insurance and from car bookings primarily drove the decrease in other net revenue. The decrease in travel insurance revenue was due primarily to the timing of certain commissions and bonuses we earned in the first half of 2009 compared with the first half of 2008 and lower air fares. The decline in net revenue from car bookings was driven by lower volume, partially offset by higher net revenue per car booking. Higher net revenue per car booking primarily resulted from more favorable agreements with certain car rental suppliers which became effective in January 2009.

Cost of Revenue

	Six Months Ended
	June 30,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Cost of revenue
Customer service costs	$26	$33	$(7)	(21)%
Credit card processing fees	20	23	(3)	(13)%
Other	23	33	(10)	(30)%

Total cost of revenue	$69	$89	$(20)	(22)%

(a)	Percentages are calculated on unrounded numbers.

The decrease in cost of revenue was primarily driven by a $7 million decrease in customer service costs, a $3 million decrease in credit card processing costs, a $9 million decrease in customer refunds and charge-backs and a $1 million decrease in ticketing and fulfillment costs.

Customer service costs decreased due to lower transaction volume as well as cost savings due to increased automation of the handling of customer service calls and reductions in headcount and contract labor. In the second half of 2009, we may add to our customer service staffing in order to better support the higher number of air transactions we have generated since the elimination of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites. As a result, cost of revenue as a percentage of net revenue may increase in the second half of 2009. The decrease in credit card processing costs was primarily due to a decline in our merchant bookings.

During the six months ended June 30, 2008, we had a higher level of charge-backs primarily due to sharply higher fraudulent credit card usage at one of our international locations. To address this issue, we installed new revenue protection software and instituted tighter security measures during the second quarter of 2008. As a result, we have experienced a significant decline in charge-backs since that time. Customer refunds also declined, largely due to lower transaction volume.

Ticketing and fulfillment costs decreased as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Selling, General and Administrative

	Six Months Ended
	June 30,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Selling, general and administrative
Wages and benefits (b)	$80	$86	$(6)	(6)%
Contract labor (b)	11	18	(7)	(39)%
Network communications, systems maintenance and equipment	14	17	(3)	(18)%
Other	20	28	(8)	(26)%

Total selling, general, and administrative	$125	$149	$(24)	(15)%

(a)	Percentages are calculated on unrounded numbers.

(b)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized during the six months ended June 30, 2009 and 2008, respectively.

The decrease in selling, general and administrative expense was primarily driven by a $6 million decrease in wages and benefits, a $7 million decrease in contract labor costs, a $3 million decrease in network communications, systems maintenance and equipment costs, a $3 million decrease in travel-related expenses and a $2 million decrease in foreign currency losses compared with the first half of 2008.

Wages and benefits expense decreased primarily as a result of the global work force reductions that occurred during the fourth quarter of 2008 and the first half of 2009. The associated severance expense of $3 million incurred in connection with these work force reductions partially offset the decrease. The decrease in wages and benefits expense was further offset by severance and additional equity-based compensation expense of $4 million incurred in connection with the resignation of the Company’s former Chief Executive Officer in January 2009 (See Note 17 — Severance of the Notes to Condensed Consolidated Financial Statements). Our use of contract labor and our travel-related expenses decreased in the first half of 2009 as a result of expense reductions we undertook to manage through the current economic recession and industry downturn.

Marketing

Marketing expense decreased $48 million, or 29%, to $118 million for the six months ended June 30, 2009 from $166 million for the six months ended June 30, 2008. Marketing expense for our domestic brands decreased $28 million, to $90 million for the six months ended June 30, 2009 from $118 million for the six months ended June 30, 2008. Marketing expense for our international brands decreased $20 million, to $28 million for the six months ended June 30, 2009 from $48 million for the six months ended June 30, 2008. The decrease in marketing expense for both our domestic and international brands was due to lower offline and online marketing costs. The decrease in offline marketing costs was mainly due to cost reductions taken by us in order to manage through the current economic recession and industry downturn. The decrease in online marketing costs was primarily driven by a change in our approach to online marketing, bringing greater emphasis to generating more non-paid traffic to our websites and reducing our reliance on SEM and travel publisher marketing, and a decrease in transaction volume.

Depreciation and Amortization

Depreciation and amortization increased $1 million, or 3%, to $33 million for the six months ended June 30, 2009 from $32 million for the six months ended June 30, 2008. The increase in depreciation and amortization is primarily due to the acceleration of depreciation on certain assets whose useful lives were shortened during the six months ended June 30, 2009 and additional assets placed in service during the period.

Impairment of Goodwill and Intangible Assets

During the three months ended March 31, 2009, we experienced a significant decline in our stock price, and economic and industry conditions continued to weaken. These factors, coupled with an increase in competitive pressures, indicated potential impairment of our goodwill and trademarks and trade names. As a result, in connection with the preparation of our financial statements for the first quarter of 2009, we performed an interim impairment test of our goodwill and trademarks and trade names. Based on the testing performed, we recorded a non-cash impairment charge of $332 million, of which $250 million related to goodwill and $82 million related to trademarks and trade names (see Note 3 — Impairment of Goodwill and Intangible Assets of the Notes to the Condensed Consolidated Financial Statements). There was no impairment recorded during the six months ended June 30, 2008. Due to the current economic uncertainty and other factors, we cannot assure that the remaining amounts of goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

Interest Expense, Net

Interest expense, net decreased by $2 million, or 7%, to $29 million for the six months ended June 30, 2009 from $31 million for the six months ended June 30, 2008. The decrease in interest expense, net is primarily due to lower interest expense incurred on the Term Loan, which was primarily driven by lower interest rates. This decrease is partially offset by a decline in interest income earned. During the six months ended June 30, 2009 and June 30, 2008, $8 million and $9 million of the total interest expense recorded was non-cash, respectively.

Gain on Extinguishment of Debt

During the six months ended June 30, 2009, we purchased and retired $10 million in principal amount of the Term Loan. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of almost nil) exceeded the amount we paid to purchase the debt (inclusive of miscellaneous fees incurred) by $2 million. Accordingly, we recorded a $2 million gain on extinguishment of a portion of the Term Loan during the six months ended June 30, 2009. There was no gain on extinguishment of debt recorded during the six months ended June 30, 2008 (See Note 7 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

(Benefit) Provision for Income Taxes

We recorded a tax benefit of $2 million for the six months ended June 30, 2009 and a tax provision of $3 million for the six months ended June 30, 2008, respectively. The tax provision for the six months ended June 30, 2008 mainly represented the tax effect of the net income of our U.S. group for that period. The offsetting adjustment to the full valuation allowance that had been originally established in purchase accounting was recorded to goodwill rather than provision for income taxes in accordance with SFAS No. 141.

Following our adoption of SFAS No. 141(R) on January 1, 2009, any adjustments to our remaining deferred income tax valuation allowance that was originally established in purchase accounting are recorded to our consolidated statements of operations (See Note 2 — Recently Issued Accounting Pronouncements of the Notes to Condensed Consolidated Financial Statements). As a result, the benefit for income taxes for the six months ended June 30, 2009 only includes the tax effect of the net income or net loss of those subsidiaries that have not established valuation allowances. The amount of the tax benefit recorded during the six months ended June 30, 2009 is disproportionate to the amount of pre-tax net loss incurred during the period primarily because we are not able to realize any tax benefit on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the first quarter of 2009.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 15 — Related Party Transactions of the Notes to Condensed Consolidated Financial Statements.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book travel for leisure purposes rather than for business. Gross bookings for leisure travel are generally highest in the first and second calendar quarters as customers plan and book their spring and summer vacations. However, net revenue generated under the merchant model is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third calendar quarters. Our seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the future growth of our international operations or a change in our product mix.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and borrowings under our $85 million revolving credit facility. At June 30, 2009 and December 31, 2008, our cash and cash equivalents balances were $131 million and $31 million, respectively. We had $5 million and $52 million of availability under our revolving credit facility at June 30, 2009 and December 31, 2008, respectively. This availability reflects the effective reduction in total availability under our revolving credit facility in 2008 as described in “Financing Arrangements” below. Total available liquidity from cash and cash equivalents and our revolving credit facility was $136 million and $83 million at June 30, 2009 and December 31, 2008, respectively.

We require letters of credit to support certain commercial agreements, leases and regulatory agreements. The majority of these letters of credit have been issued by Travelport on our behalf. At June 30, 2009 and December 31, 2008, there were $65 million and $67 million of outstanding letters of credit issued by Travelport on our behalf, respectively, pursuant to the Separation Agreement, as amended, that we entered into with Travelport in connection with our initial public offering (the “Separation Agreement”). In addition, at June 30, 2009, there were the equivalent of $5 million of outstanding letters of credit issued under our revolving credit facility, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under our revolving credit facility at December 31, 2008. The amount of letters of credit issued under our revolving credit facility reduces the amount available to us for borrowings.

In March 2009, in light of concerns about the financial industry and in order to ensure availability of liquidity, we borrowed $61 million under our revolving credit facility which has increased our cash position. We anticipate that a portion of these funds may be used to fund our working capital needs later in 2009.

Under our merchant model, customers generally pay us for reservations at the time of booking, and we pay our suppliers at a later date, which is generally after the customer uses the reservation. Initially, we record these customer receipts as deferred income and accrued merchant payables. We recognize net revenue when customers use the reservation, and we pay our suppliers once we have received an invoice, which generally ranges from one to sixty days after customers use the reservation. The timing difference between when cash is collected from our customers and when payments are made to our suppliers impacts our operating cash flows and represents a source of liquidity for us. If our merchant model bookings grow, we would expect our operating cash flows to increase. Conversely, if our merchant model bookings decline or there are changes to the model which reduce the time between the receipt of cash from our customers and payments to suppliers, our operating cash flows would decline. Due to various factors, including the weak economy, a decline in our merchant bookings and the shortening of certain vendor payment terms, the liquidity provided by our merchant model decreased in the first half of 2009 as compared with the first half of 2008.

Historically, under both our retail and merchant models, we charged customers a service fee for booking airline tickets, hotel rooms and certain other travel products on our websites, and revenue from these booking fees has represented a significant portion of our operating cash flow and a source of liquidity for us. In 2009, we removed booking fees on most flights booked through Orbitz.com and CheapTickets.com, and we reduced booking fees on all hotel rooms booked through Orbitz.com and CheapTickets.com. We believe the combination of new media monetization initiatives, our cost reduction actions, our improved marketing efficiency, and the increase in air transactions since removing fees should enable us to offset most, if not all, of the expected decrease in our operating cash flow and liquidity due to lower booking fees. However, if we are unable to effectively continue to offset the impact of the booking fee reductions, our cash flow and liquidity could be materially reduced.

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

As of June 30, 2009, we had a working capital deficit of $229 million as compared with a deficit of $258 million as of December 31, 2008. Over time, we expect to decrease this deficit through continued growth in our business and the generation of positive cash flow from operations, which we expect to achieve by improving our operating efficiency, simplifying the way we do business and continuing to offer new and innovative functionality on our websites.

We generated positive cash flow from operations for the years ended December 31, 2006 through 2008 and the six months ended June 30, 2009, despite experiencing net losses. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. We invest cash flow from operations into our business. Historically, this cash flow has primarily financed the development and expansion of our new technology platform. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We expect annual cash flow from operations to remain positive in the foreseeable future. We intend to continue to use this cash flow to fund capital expenditures as well as to fund other investing and financing activities, such as debt repayments. For the year ending December 31, 2009, we expect our capital expenditures to be between $40 million and $45 million.

We currently believe that cash flow generated from operations, cash on hand and availability under our revolving credit facility will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, in the future, our liquidity could be negatively impacted as a result of changes to our business model, including changes to payment terms or other requirements imposed by suppliers or regulatory agencies, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including if we are found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeal the decision in court, which may require us in certain jurisdictions to provide financial security or pay the assessment to the municipality in order to challenge the assessment in court. For example, the liquidity provided by cash flows from our merchant model bookings could be negatively impacted if our suppliers, including credit card processors and hotels, changed their payment terms or suppliers or regulatory agencies imposed other requirements on us, such as requiring us to provide letters of credit or to establish cash reserves, or if our merchant model bookings continue to decline as a result of current economic conditions or other factors.

If, in the future, we require more liquidity than is available to us under our revolving credit facility, we may need to raise additional funds through debt or equity offerings. In the event additional financing is required, our ability to raise third-party debt may be limited by the covenants and restrictions under our senior secured credit agreement and may require the consent of Travelport pursuant to the terms of our certificate of incorporation. In addition, financing may not be available to us at all or may not be available to us at favorable terms, particularly in the current economic environment. We may raise additional funds through the issuance of equity securities, which could result in potential dilution of our stockholders’ equity. However, any such issuance may require the consent of Travelport and our other shareholders. Furthermore, if we require letters of credit in excess of the $75 million available under the facility provided by Travelport or if we require letters of credit denominated in foreign currencies and are unable to obtain these letters of credit, we would be required to issue such letters of credit under our revolving credit facility, which would reduce available liquidity.

Cash Flows

Our net cash flows from operating, investing and financing activities for the six months ended June 30, 2009 and June 30, 2008 were as follows:

	Six Months Ended
	June 30,
	2009	2008
	(in millions)

Beginning cash and cash equivalents	$31	$25

Cash provided by (used in):
Operating activities	99	109
Investing activities	(21)	(26)
Financing activities	21	(13)
Effects of changes in exchange rates on cash and cash equivalents	1	4

Net increase in cash and cash equivalents	100	74

Ending cash and cash equivalents	$131	$99

Operating Activities

Cash provided by operating activities consists of net income (loss), adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accounts receivable, accrued expenses, accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $99 million for the six months ended June 30, 2009 compared with $109 million for the six months ended June 30, 2008. The decrease in operating cash flow was mainly due to the decrease in accrued merchant payables, primarily due to lower merchant hotel gross bookings in the six months ended June 30, 2009 compared with the six months ended June 30, 2008 driven by lower ADRs and softness in international hotels. The shortening of certain vendor payment terms also resulted in a decline in accrued merchant payables. The change in accrued expenses drove an additional $20 million decrease in operating cash flow as a result of lower overall marketing expenditures in the six months ended June 30, 2009 compared with the six months ended June 30, 2008. The change in accounts payable, due in part to the accelerated payment of certain payables in June 2009 due to an upcoming system migration as well as lower overall expenditures, drove an additional decrease of $9 million in operating cash flow. To a lesser extent, changes in other assets and liabilities also resulted in a decrease in operating cash flow.

The cash flow decreases discussed above were partially offset by the timing of payments to and receipts from Travelport, in part due to a change in payment terms, which drove an increase of $32 million in operating cash flow. Accounts receivable drove an additional $19 million increase in operating cash flow as a result of lower bookings in the six months ended June 30, 2009 compared with the six months ended June 30, 2008 and a change in payment terms on certain rebates received from vendors. The remaining increase in operating cash flows during the six months ended June 30, 2009 was primarily due to cost reductions taken by us in 2009 to manage through the current economic recession and industry downturn.

Investing Activities

Cash flow used in investing activities decreased $5 million, to $21 million for the six months ended June 30, 2009 from $26 million for the six months ended June 30, 2008. The decrease in cash flow used in investing activities was due to lower capital spending in the first half of 2009 resulting from cost reduction efforts taken in late 2008 and 2009.

Financing Activities

Cash flow provided by financing activities for the six months ended June 30, 2009 was $21 million compared with cash flow used in financing activities of $13 million for the six months ended June 30, 2008. Cash flow provided by financing activities increased primarily due to a $41 million increase in net borrowings made under our revolving credit facility during the six months ended June 30, 2009. These borrowings were made to ensure availability of liquidity, particularly in response to continued uncertainty in the credit and financial markets. The increase in cash flow provided by financing activities is partially offset by $8 million of payments made by us in June 2009 to purchase $10 million in principal amount of the Term Loan (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements for additional information).

Financing Arrangements

On July 25, 2007, concurrent with our initial public offering (“IPO”), we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”). The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At June 30, 2009 and December 31, 2008, $580 million and $593 million was outstanding on the Term Loan, respectively, and $63 million and $21 million of borrowings were outstanding under the Revolver, respectively. Of the borrowings outstanding under the Revolver at June 30, 2009, $42 million were denominated in U.S. dollars and the equivalent of $21 million was denominated in Pounds Sterling. All of the borrowings outstanding under the Revolver at December 31, 2008 were denominated in U.S. dollars.

In addition, at June 30, 2009, there were the equivalent of $5 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

On June 2, 2009, we entered into an amendment (the “Amendment”) to our Credit Agreement, which permits us to purchase portions of our outstanding Term Loan on a non-pro rata basis using cash up to $10 million and future cash proceeds from equity issuances and in exchange for equity interests on or prior to June 2, 2010. Any portion of the Term Loan purchased by us will be retired and cannot be re-borrowed. The Amendment required that we purchase at least $10 million in principal amount of the Term Loan on or before June 19, 2009, or we would lose our ability to purchase any term loans pursuant to the Amendment. On June 17, 2009, we completed the purchase of $10 million in principal amount of the Term Loan, and as a result, we will be permitted to make additional non-pro rata purchases of the Term Loan pursuant to the Amendment through June 2, 2010 (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements for additional information).

Lehman Commercial Paper Inc., which filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2008, holds a $12.5 million commitment, or 14.7% percent, of the $85 million available under the Revolver. As a result, total availability under the Revolver has effectively been reduced from $85 million to $72.5 million.

The Credit Agreement requires us not to exceed a maximum total leverage ratio, which declines over the term of the agreement, and to maintain a minimum fixed charge coverage ratio, each as defined in the Credit Agreement. As of June 30, 2009, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. These prepayments are applied, in order of maturity, to the scheduled quarterly term loan principal payments.

Based on our cash flow for the year ended December 31, 2008, we were not required to make a prepayment in 2009. Although we may be required to make a prepayment going forward, given the current uncertainty in the global economy and the travel industry, the potential amount of any such prepayments that will be required in the first quarter of 2010 and beyond is not reasonably estimable as of June 30, 2009.

As a wholly owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At June 30, 2009 and December 31, 2008, there were $65 million and $67 million of letters of credit issued by Travelport on our behalf, respectively. Under the Separation Agreement, Travelport has agreed to issue U.S. Dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75 million through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

Financial Obligations

Commitments and Contingencies

We and certain of our affiliates are parties to cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes. We believe that we have meritorious defenses and we are vigorously defending against these claims, proceedings and inquiries (see Note 10 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters based upon advice of counsel, unfavorable resolutions could occur. While we cannot estimate our range of loss and believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $2 million and $1 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $3 million and $5 million for the six months ended June 30, 2009 and June 30, 2008, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, in accordance with SFAS No. 5, “Accounting for Contingencies,” as of June 30, 2009, we have not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Contractual Obligations

Our contractual obligations as of June 30, 2009 did not materially change from the amounts set forth in our 2008 Annual Report on Form 10-K.

Other Commercial Commitments and Off-Balance Sheet Arrangements

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At each of June 30, 2009 and December 31, 2008, there were $3 million of surety bonds outstanding. At June 30, 2009 and December 31, 2008, there were $1 million and $2 million of bank guarantees outstanding, respectively.

We are also required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. Refer to “Financing Arrangements” above for further discussion of our outstanding letters of credit.

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

Transaction Exposure

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under our revolving credit facility. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. Substantially all of the forward contracts utilized by us do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result, any fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2009 and December 31, 2008, we had outstanding foreign currency forward contracts with net notional values equivalent to approximately $97 million and $61 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 was a net translation loss of $11 million and $9 million, respectively. This loss is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

Our Term Loan and Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $400 million as of June 30, 2009 to hedge fluctuations in LIBOR (see Note 13 — Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used June 30, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $8 million at June 30, 2009 compared with $5 million at December 31, 2008. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% change in market rates of interest on interest expense would be almost nil at June 30, 2009 and December 31, 2008, respectively.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

During the three months ended June 30, 2009, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2008 Annual Report on Form 10-K or in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, except as described below.

On March 30, 2009, Orbitz, LLC filed a petition appealing the Final Determination of the Indiana Department of State Revenue in the Indiana Tax Court. The petition alleges that Orbitz is not subject to the State’s Gross Retail Tax and the various County Innkeeper’s Taxes and that imposition of those taxes violates Federal law. On May 29, 2009, the Indiana Department of State Revenue filed an answer to the petition denying those allegations.

As previously reported, on March 30, 2009, the U.S. District Court for the Southern District of Florida sua sponte dismissed Monroe County, Florida’s complaint without prejudice. On May 27, 2009, the Court reopened the previously dismissed action brought by Monroe County, Florida. On May 28, 2009, the County of Monroe filed its amended class action complaint against Orbitz, LLC and Trip Network, Inc. (d/b/a Cheaptickets.com) asserting violations of Monroe County Code § 2-297, conversion, unjust enrichment and injunctive relief. On June 1, 2009, the defendants filed a motion to dismiss the County’s amended class action complaint.

On April 21, 2009, the Superior Court of Muscogee County, Georgia stayed the action in Columbus, Georgia pending the Georgia Supreme Court decision in Columbus, GA v. Expedia, Inc.

On June 2, 2009, the U.S. District Court for the District of Maryland denied the defendants’ motion to dismiss the County of Worcester, Maryland’s complaint.

On June 3, 2009, the U.S. District Court for the District of Maryland denied the defendants’ motion to dismiss the City of Baltimore, Maryland’s complaint.

On July 7, 2009, the plaintiffs in the Ohio consolidated action filed their Second Amended Complaint adding the Franklin County Convention Facilities Authority as a plaintiff.

On July 7, 2009, the U.S. District Court for the District Court of New Mexico granted the City of Gallup, New Mexico’s motion for class certification.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the second quarter of 2009:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs(b)	Plans or Programs(b)

April 1, 2009 to April 30, 2009	2,371	$1.37	—	—
May 1, 2009 to May 31, 2009	324	2.14	—	—
June 1, 2009 to June 30, 2009	—	—	—	—

Total	2,695	$1.46	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

(b)	During the second quarter of 2009, we did not have a publicly announced plan or program for the repurchase of our common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on June 2, 2009. At the meeting, the Company’s shareholders voted on five proposals and cast their votes as follows:

Proposal 1:  To elect two directors to the Company’s board of directors:

Nominee	For	Withheld

William J.G. Griffith, IV	77,352,221	4,500,435
Barney Harford	77,489,509	4,363,147

Jeff Clarke, Jill A. Greenthal and Paul C. (“Chip”) Schorr, IV, whose terms expire in 2010, and William C. Cobb, Richard P. Fox and Jaynie Miller Studenmund, whose terms expire in 2011, were not up for election at the meeting.

Proposal 2:  To approve the amendment and restatement of the Orbitz Worldwide, Inc. Performance-Based Annual Incentive Plan:

For	Against	Abstain	Broker Non-Votes

77,746,305	122,897	12,560	3,970,894

Proposal 3:  To approve an amendment to the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan (the “Equity and Incentive Plan”) for purposes of complying with Section 162(m) of the Internal Revenue Code:

For	Against	Abstain	Broker Non-Votes

74,095,740	3,775,662	10,360	3,970,894

Proposal 4:  To approve an amendment to the Equity and Incentive Plan to authorize a stock option exchange program:

For	Against	Abstain	Broker Non-Votes

70,862,643	7,007,958	11,160	3,970,895

Proposal 5:  To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2009:

For	Against	Abstain	Broker Non-Votes

81,716,292	95,378	40,984	0

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 1, dated as of June 2, 2009, by and among Orbitz Worldwide, Inc., the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 4, 2009).
10.2	Amended and Restated Orbitz Worldwide, Inc. Performance-Based Annual Incentive Plan, effective June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 4, 2009).
10.3	Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated, effective June 2, 2009 (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 4, 2009).
10.4	Amendment #4 to the Transition Services Agreement, effective as of June 29, 2009, by and among Travelport Inc. and Orbitz Worldwide, Inc.
10.5	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on April 22, 2009).
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC.

Date: August 6, 2009	By: /s/ Barney Harford Barney Harford President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2009	By: /s/ Marsha C. Williams Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2009	By: /s/ John W. Bosshart John W. Bosshart Vice President of Global Accounting and External Reporting (Principal Accounting Officer)