Form 10-Q
period 2009-09-30
Orbitz Worldwide, Inc.
filed 2009-11-09
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

As of November 5, 2009, 83,746,497 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2008 Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenue	$187	$240	$563	$690
Cost and expenses
Cost of revenue	34	41	103	130
Selling, general and administrative	65	75	190	224
Marketing	48	86	166	252
Depreciation and amortization	18	17	51	49
Impairment of goodwill and intangible assets	—	297	332	297

Total operating expenses	165	516	842	952

Operating income (loss)	22	(276)	(279)	(262)
Other income (expense)
Interest expense, net	(14)	(16)	(43)	(47)
Gain on extinguishment of debt	—	—	2	—

Total other (expense)	(14)	(16)	(41)	(47)

Income (loss) before income taxes	8	(292)	(320)	(309)
Provision (benefit) for income taxes	1	(5)	(1)	(2)

Net income (loss)	$7	$(287)	$(319)	$(307)

Net income (loss) per share — basic:
Net income (loss) per share	$0.08	$(3.44)	$(3.80)	$(3.69)

Weighted average shares outstanding	84,377,943	83,413,369	83,951,081	83,273,050

Net income (loss) per share — diluted:
Net income (loss) per share	$0.08	$(3.44)	$(3.80)	$(3.69)

Weighted average shares outstanding	86,547,214	83,413,369	83,951,081	83,273,050

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$122	$31
Accounts receivable (net of allowance for doubtful accounts of $1 and $1, respectively)	63	58
Prepaid expenses	15	17
Deferred income taxes, current	10	6
Due from Travelport, net	10	10
Other current assets	8	6

Total current assets	228	128
Property and equipment, net	182	190
Goodwill	712	949
Trademarks and trade names	155	232
Other intangible assets, net	23	34
Deferred income taxes, non-current	13	9
Other non-current assets	49	48

Total Assets	$1,362	$1,590

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32	$37
Accrued merchant payable	242	205
Accrued expenses	108	106
Deferred income	38	23
Term loan, current	6	6
Other current liabilities	12	9

Total current liabilities	438	386
Term loan, non-current	572	587
Line of credit	63	21
Tax sharing liability	107	109
Unfavorable contracts	11	13
Other non-current liabilities	30	36

Total Liabilities	1,221	1,152

Commitments and contingencies (see Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 83,740,897
and 83,345,437 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 24,197 and 18,055 shares held, respectively	—	—
Additional paid in capital	919	908
Accumulated deficit	(769)	(450)
Accumulated other comprehensive loss (net of accumulated tax benefit of $2 and $2, respectively)	(10)	(21)

Total Shareholders’ Equity	141	438

Total Liabilities and Shareholders’ Equity	$1,362	$1,590

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities:
Net loss	$(319)	$(307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	(2)	—
Depreciation and amortization	51	49
Impairment of goodwill and intangible assets	332	297
Non-cash revenue	(2)	(2)
Non-cash interest expense	12	14
Deferred income taxes	(5)	(3)
Stock compensation	11	12
Changes in assets and liabilities:
Accounts receivable	(4)	(8)
Deferred income	15	13
Due to/from Travelport, net	—	(18)
Accrued merchant payable	27	54
Accounts payable, accrued expenses and other current liabilities	(9)	18
Other	(3)	2

Net cash provided by operating activities	104	121

Investing activities:
Property and equipment additions	(31)	(42)

Net cash (used in) investing activities	(31)	(42)

Financing activities:
Capital lease payments and principal payments on the term loan	(5)	(6)
Payments to extinguish debt	(8)	—
Payments to satisfy employee tax withholding obligations upon vesting of equity-based awards	—	(1)
Payments on tax sharing liability	(11)	(17)
Proceeds from line of credit	100	54
Payments on line of credit	(60)	(30)

Net cash provided by financing activities	16	—

Effects of changes in exchange rates on cash and cash equivalents	2	(1)

Net increase in cash and cash equivalents	91	78
Cash and cash equivalents at beginning of period	31	25

Cash and cash equivalents at end of period	$122	$103

Supplemental disclosure of cash flow information:
Income tax payments (refunds), net	$2	$(3)
Cash interest payments, net of capitalized interest of almost nil and almost nil, respectively	$32	$35
Non-cash investing activity:
Capital expenditures incurred not yet paid	—	$2

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$7	$(287)	$(319)	$(307)
Other comprehensive income (loss), net of income taxes
Currency translation adjustment	7	(28)	5	(9)
Unrealized gains on floating to fixed interest rate swaps (net of tax benefit of $0, almost nil, $0 and $0, respectively)	2	2	6	3

Other comprehensive income (loss)	9	(26)	11	(6)

Comprehensive income (loss)	$16	$(313)	$(308)	$(313)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2008	83,345,437	$1	$908	$(450)	$(21)	$438
Net loss	—	—	—	(319)	—	(319)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	11	—	—	11
Common shares issued upon vesting of restricted stock units	395,952	—	—	—	—	—
Common shares issued upon exercise of stock options	5,650	—	—	—	—	—
Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	(4,129)	—	—	—	—	—
Restricted stock forfeited	(2,013)	—	—	—	—	—
Other comprehensive income, net of tax benefit of $0	—	—	—	—	11	11

Balance at September 30, 2009	83,740,897	$1	$919	$(769)	$(10)	$141

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and Travel Acquisition Corporation Pty. Ltd. (“HotelClub”) and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of our initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At September 30, 2009 and December 31, 2008, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially owned approximately 57% and 58% of our outstanding common stock, respectively.

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

2.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance, as it applies to non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis, was effective beginning on January 1, 2009. Our adoption of this guidance for our non-financial assets and non-financial liabilities did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued updated guidance that establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This guidance also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. We adopted this guidance on January 1, 2009. Our adoption of this guidance will not have an effect on our consolidated financial statements unless we enter into a business combination or reduce our deferred tax valuation allowance that was established in purchase accounting. At December 31, 2008, $272 million of our deferred income tax valuation allowance was originally established in purchase accounting. Prior to our adoption of this guidance, any reductions in our remaining deferred income tax valuation allowance that was originally established in purchase accounting were recorded through goodwill. Beginning January 1, 2009, these reductions are recorded through our consolidated statement of operations.

In December 2007, the FASB issued updated guidance that establishes accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests be classified as a separate component of equity in the consolidated financial statements and requires that the amount of net income attributable to noncontrolling interests be included in consolidated net income. This guidance was effective January 1, 2009 on a prospective basis, except for the presentation and disclosure requirements, which are applied retrospectively. Our adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued guidance that changes the disclosure requirements for derivative instruments and hedging activities previously identified. This guidance provides for enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this guidance on January 1, 2009. Our adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued guidance that states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method. This guidance also requires all prior period earnings per share data presented to be adjusted retrospectively. We adopted this guidance on January 1, 2009, and it did not have an impact on our consolidated financial statements or calculation of earnings per share.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued guidance that requires disclosures about the fair value of financial instruments for interim reporting periods and in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. Our adoption of this guidance did not have an impact on our consolidated financial position or results of operations. The applicable disclosures are included in Note 16 — Fair Value.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim or annual periods ending after June 15, 2009. Our adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This guidance replaces the old “Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by the FASB. The new codification is effective for interim and annual periods ending after September 15, 2009. Our adoption of the new codification did not have an impact on our consolidated financial position or results of operations.

In August 2009, the FASB issued guidance that addresses the impact of transfer restrictions on the fair value of a liability and the ability to use the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability. The guidance also clarifies the application of certain valuation techniques, including when to make adjustments to fair value. This guidance is effective in the fourth quarter of 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position or results of operations.

In September 2009, the FASB issued guidance that allows companies to allocate arrangement consideration in a multiple element arrangement in a way that better reflects the transaction economics. It provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined. When this evidence cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance also expands the disclosure requirements to require that an entity provide both qualitative and quantitative information about the significant judgments made in applying this guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011. We are currently assessing the impact of this guidance on our financial position and results of operations.

3.	Impairment of Goodwill and Intangible Assets

In accordance with the FASB’s guidance on goodwill and other intangible assets, we assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment. Refer to Note 2 to the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K for further information on our accounting policy for goodwill, indefinite-lived intangible assets and finite-lived intangible assets.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2009, we experienced a significant decline in our stock price, and economic and industry conditions continued to weaken. These factors, coupled with an increase in competitive pressures, indicated potential impairment of our goodwill and trademarks and trade names. As a result, in connection with the preparation of our financial statements for the first quarter of 2009, we performed an interim impairment test of goodwill and trademarks and trade names.

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

As part of our interim impairment test, we were required to determine the fair values of our finite-lived intangible assets, including our customer and vendor relationships, as of March 31, 2009. We determined the fair values of our finite-lived intangible assets by discounting the estimated future cash flows of these assets.

As a result of this testing, we concluded that the goodwill and trademarks and trade names related to both our domestic and international subsidiaries were impaired. Accordingly, we recorded a non-cash impairment charge of $332 million in the first quarter of 2009, of which $250 million related to goodwill and $82 million related to trademarks and trade names. This charge is included in the impairment of goodwill and intangible assets expense line item in our condensed consolidated statement of operations for the nine months ended September 30, 2009.

Due to the current economic uncertainty and other factors, we cannot assure that the remaining amounts of goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	September 30, 2009	December 31, 2008
	(in millions)

Capitalized software	$209	$188
Furniture, fixtures and equipment	65	60
Leasehold improvements	14	13
Construction in progress	17	15

Gross property and equipment	305	276
Less: accumulated depreciation and amortization	(123)	(86)

Property and equipment, net	$182	$190

We recorded depreciation and amortization expense related to property and equipment in the amount of $14 million and $12 million for the three months ended September 30, 2009 and September 30, 2008, respectively, and $38 million and $34 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

5.	Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	September 30, 2009	December 31, 2008
	(in millions)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$712	$949
Trademarks and trade names	155	232

The changes in the carrying amount of goodwill during the nine months ended September 30, 2009 were as follows:

Amount
(in millions)

Balance at December 31, 2008	$949
Impact of foreign currency translation (a)	13
Impairment (b)	(250)

Balance at September 30, 2009	$712

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

(b)	During the first quarter of 2009, we performed an interim impairment test on our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash impairment charge of $250 million related to goodwill and $82 million related to trademarks and trade names (see Note 3 — Impairment of Goodwill and Intangible Assets).

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-lived intangible assets consisted of the following:

	September 30, 2009				December 31, 2008
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
		(in millions)		(in years)		(in millions)		(in years)

Finite-Lived Intangible Assets:
Customer relationships	$66	$(46)	$20	4	$68	$(37)	$31	4
Vendor relationships and other	5	(2)	3	7	4	(1)	3	7

Total Finite-Lived Intangible Assets	$71	$(48)	$23	5	$72	$(38)	$34	5

We recorded amortization expense related to finite-lived intangible assets in the amount of $4 million and $5 million for the three months ended September 30, 2009 and September 30, 2008, respectively, and $13 million and $15 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. These amounts are included in depreciation and amortization expense in our condensed consolidated statements of operations.

The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in millions)

2009 (remaining 3 months)	$4
2010	11
2011	3
2012	2
2013	2
Thereafter	1

Total	$23

6.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2009	December 31, 2008
	(in millions)

Employee costs (a)	$28	$13
Advertising and marketing	18	29
Tax sharing liability, current	16	15
Rebates	6	6
Technology costs	5	7
Contract exit costs	5	4
Professional fees	4	4
Customer service costs	4	5
Unfavorable contracts, current	3	3
Facilities costs	2	4
Other	17	16

Total accrued expenses	$108	$106

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	At September 30, 2009, the employee costs line item includes amounts accrued related to our Performance-Based Annual Incentive Plan. At December 31, 2008, based on Company performance, no such amounts were accrued.

7.	Term Loan and Revolving Credit Facility

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The principal amount of the Term Loan is payable in quarterly installments of $1.5 million, with the final installment (equal to the remaining outstanding balance) due upon maturity in July 2014. In addition, beginning with the first quarter of 2009, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly term loan principal payments. Based on our cash flow for the year ended December 31, 2008, we were not required to make a prepayment in 2009. Based on our projected cash flow for the year ending December 31, 2009, we estimate that we will be required to make a prepayment on the Term Loan of $2 million in the first quarter of 2010.

The changes in the Term Loan during the nine months ended September 30, 2009 were as follows:

Amount
(in millions)

Balance at December 31, 2008	$593
Scheduled principal payments	(5)
Repurchases (a)	(10)

Balance at September 30, 2009	$578

(a)	On June 2, 2009, we entered into an amendment (the “Amendment”) to our Credit Agreement, which permits us to purchase portions of our outstanding Term Loan on a non-pro rata basis using cash up to $10 million and future cash proceeds from equity issuances and in exchange for equity interests on or prior to June 2, 2010. Any portion of the Term Loan purchased by us will be retired and cannot be re-borrowed. The Amendment required that we purchase at least $10 million in principal amount of the Term Loan on or before June 19, 2009, or we would lose our ability to purchase any term loans pursuant to the Amendment.

On June 17, 2009, we completed the purchase of $10 million in principal amount of the Term Loan. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of almost nil) exceeded the amount we paid to purchase the debt (inclusive of miscellaneous fees incurred) by $2 million. Accordingly, we recorded a $2 million gain on extinguishment of a portion of the Term Loan, which is included in gain on extinguishment of debt in our condensed consolidated statements of operations for the nine months ended September 30, 2009.

At September 30, 2009, we had interest rate swaps outstanding that effectively convert $400 million of the Term Loan to a fixed interest rate (see Note 13 — Derivative Financial Instruments). At September 30, 2009, $200 million of the Term Loan effectively bears interest at a fixed rate of 8.21%, $100 million of the

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan effectively bears interest at a fixed rate of 6.39% and an additional $100 million of the Term Loan effectively bears interest at a fixed rate of 5.98%, through these interest rate swaps. The remaining $178 million of the Term Loan bears interest at a variable rate of LIBOR plus 300 basis points, or 3.25%, as of September 30, 2009, which is based on the one-month LIBOR.

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

At September 30, 2009, $63 million of borrowings were outstanding under the Revolver, of which $42 million were denominated in U.S. dollars and the equivalent of $21 million was denominated in Pounds Sterling. At December 31, 2008, $21 million of borrowings were outstanding under the Revolver, all of which were denominated in U.S. dollars. In addition, at September 30, 2009, there was the equivalent of $4 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. We had $6 million and $52 million of availability under the Revolver at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, $42 million of the outstanding borrowings bear interest at a variable rate equal to the U.S.-dollar LIBOR rate plus 225 basis points, or 2.50%, and $21 million bears interest at a variable rate equal to the Pound Sterling LIBOR rate plus 225 basis points, or 2.78%. Commitment fees on unused amounts under the Revolver were almost nil for each of the three months ended September 30, 2009 and September 30, 2008, respectively, and almost nil for each of the nine months ended September 30, 2009 and September 30, 2008, respectively.

8.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of September 30, 2009, the estimated remaining payments that may be due under this agreement were approximately $215 million. We estimate that the net present value of our obligation to pay tax benefits to the Founding Airlines was $123 million and $124 million at September 30, 2009 and December 31, 2008, respectively. The table below shows the changes in the tax sharing liability during the nine months ended September 30, 2009:

Amount
(in millions)

Balance at December 31, 2008	$124
Accretion of interest expense (a)	10
Cash payments	(11)

Balance at September 30, 2009	$123

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	We accreted interest expense related to the tax sharing liability of $3 million and $4 million for the three months ended September 30, 2009 and September 30, 2008, respectively, and $10 million and $12 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $16 million and $15 million is included in accrued expenses in our condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively. The long-term portion of the tax sharing liability of $107 million and $109 million is reflected as the tax sharing liability in our condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively. At the time of the Blackstone Acquisition, Cendant indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we recorded a receivable of $37 million which is included in other non-current assets in our condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively.

The table below shows the estimated payments under our tax sharing liability over the next five years:

Year	(in millions)

2009 (remaining 3 months)	$4
2010	18
2011	21
2012	17
2013	18
Thereafter	137

Total	$215

9.	Unfavorable Contracts

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

At September 30, 2009 and December 31, 2008, the net present value of the unfavorable contract liability was $14 million and $16 million, respectively. The current portion of the liability of $3 million was included in accrued expenses in our condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively. The long-term portion of the liability of $11 million and $13 million is included in unfavorable contracts in our condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively.

This liability is being amortized to revenue in our condensed consolidated statements of operations on a straight-line basis over the remaining contractual term. We recognized revenue for the unfavorable portion of the Charter Associate Agreements in the amount of almost nil for each of the three months ended September 30, 2009 and September 30, 2008, respectively, and $2 million for each of the nine months ended September 30, 2009 and September 30, 2008, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Our commitments as of September 30, 2009 did not materially change from the amounts set forth in our 2008 Annual Report on Form 10-K.

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The cities of Chicago, Illinois, Phoenix, Arizona, North Little Rock and Pine Bluff, Arkansas, Colorado Springs, Colorado, 35 cities in California, an entity representing 84 cities and 14 counties in Alabama, the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval County, Florida; Summit, Salt Lake and Weber, Utah; the Hawaii Department of Taxation and the South Carolina Department of Taxation issued audit notices against the Company. These municipalities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against the Company, ranging from almost nil to approximately $2 million, and totaling approximately $10 million. Assessments that are administratively final and subject to judicial review have been issued by Anaheim, California; Broward County, Florida; the Indiana Department of Revenue; and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the cities of Los Angeles, San Diego and San Francisco, California, the county of Miami-Dade, Florida, the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia, the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia and the city of Philadelphia, Pennsylvania. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. We have not recorded any reserves related to these hotel occupancy tax matters. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters based

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon advice of counsel, unfavorable resolutions could occur. While we cannot estimate our range of loss and believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $1 million for each of the three months ended September 30, 2009 and September 30, 2008, respectively, and $4 million and $6 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, as of September 30, 2009, we have not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At September 30, 2009 and December 31, 2008, there were $3 million of surety bonds outstanding. At September 30, 2009 and December 31, 2008, there were $1 million and $2 million of bank guarantees outstanding, respectively.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement (as amended) entered into in connection with the IPO. The letter of credit fees were $1 million for each of the three months ended September 30, 2009 and September 30, 2008, respectively, and $3 million and $2 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. At September 30, 2009 and December 31, 2008, there were $66 million and $67 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 15 — Related Party Transactions). In addition, at September 30, 2009, there was the equivalent of $4 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008.

11.	Income Taxes

We have established a liability for unrecognized tax benefits that management believes to be adequate. The table below shows the changes in this liability during the nine months ended September 30, 2009:

Amount
(in millions)

Balance as of December 31, 2008	$6
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(1)

Balance as of September 30, 2009	$5

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1 million at September 30, 2009. We do not expect to make any cash tax payments nor do we expect any statutes of limitations to lapse related to this liability within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest and penalties of almost nil for the three months ended September 30, 2009 and

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2008, respectively, and almost nil for the nine months ended September 30, 2009 and September 30, 2008, respectively. Accrued interest and penalties were $1 million and almost nil as of September 30, 2009 and December 31, 2008, respectively.

In computing the tax provision for the nine months ended September 30, 2009, we recognized an income tax provision in tax jurisdictions which had pre-tax income for the nine months ended September 30, 2009 and are expected to generate pre-tax book income during the remainder of fiscal year 2009. We recognized an income tax benefit in tax jurisdictions which incurred pre-tax losses for the nine months ended September 30, 2009 if the tax jurisdictions are expected to be able to realize these losses during the remainder of fiscal year 2009 or are expected to recognize a deferred tax asset related to such losses at December 31, 2009.

The amount of the tax benefit recorded during the nine months ended September 30, 2009 is disproportionate to the amount of pre-tax net loss incurred during the period primarily because we are not able to realize any tax benefit on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the nine months ended September 30, 2009.

12.	Equity-Based Compensation

We currently issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. As of September 30, 2009, 3,206,061 shares were available for future issuance under the Plan.

Stock Options

The table below summarizes the option activity under the Plan during the nine months ended September 30, 2009:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
		Exercise Price	Contractual Term	Value(a)
	Shares	(per share)	(in years)	(in millions)

Outstanding at December 31, 2008	4,216,805	$10.88	7.6
Granted	1,000,000	$4.15	6.3
Exercised	(5,650)	$6.28	5.7
Forfeited	(881,721)	$10.50	6.7

Outstanding at September 30, 2009	4,329,434	$9.41	6.7	$2

Exercisable at September 30, 2009	1,611,710	$12.58	7.2	—

(a)	The aggregate intrinsic value for stock options exercisable at September 30, 2009 was almost nil.

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. The stock options granted at the time of the IPO as additional compensation to our employees who previously held equity awards under Travelport’s long-term incentive plan vest quarterly over a three-year period. The stock options granted in the nine months ended September 30, 2009 vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly basis thereafter. All other stock options granted vest annually over a four-year period. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for stock options granted during the nine months ended September 30, 2009 are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. We use historical turnover to estimate employee forfeitures.

Assumptions:

Dividend yield	—
Expected volatility	49%
Expected life (in years)	4.58
Risk-free interest rate	1.47%

Based on the above assumptions, the weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2009 was $1.73.

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan for the nine months ended September 30, 2009:

		Weighted Average
		Grant Date
	Restricted Stock	Fair Value
	Units	(per share)

Unvested at December 31, 2008	2,724,356	$9.83
Granted	3,936,642	$1.85
Vested (a)	(547,858)	$8.82
Forfeited	(435,493)	$9.53

Unvested at September 30, 2009	5,677,647	$4.42

(a)	We issued 395,952 shares of common stock in connection with the vesting of restricted stock units during the nine months ended September 30, 2009, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

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

The total number of restricted stock units that vested during the nine months ended September 30, 2009 and the total fair value thereof was 547,858 restricted stock units and $5 million, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Employee Directors Deferred Compensation Plan

The table below summarizes the deferred stock unit activity under the Plan for the nine months ended September 30, 2009:

		Weighted Average
		Grant Date
	Deferred Stock	Fair Value
	Units	(per share)

Outstanding at December 31, 2008	252,816	$7.06
Granted	426,206	$2.30

Outstanding at September 30, 2009	679,022	$4.07

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

There was no significant activity related to performance-based restricted stock units (“PSUs”) or restricted stock during the nine months ended September 30, 2009. As of September 30, 2009, the Company expects that none of the PSUs will vest.

We recognized total equity-based compensation expense of $3 million and $4 million during the three months ended September 30, 2009 and September 30, 2008, respectively, and $11 million and $12 million during the nine months ended September 30, 2009 and September 30, 2008, respectively, none of which has provided us a tax benefit. Of the total equity-based compensation expense recorded in the nine months ended September 30, 2009, $2 million related to the accelerated vesting of certain equity-based awards held by our former President and Chief Executive Officer who resigned in January 2009. These awards vested on his last day of employment with the Company, or April 6, 2009, as provided for in the agreements related to these equity-based awards (see Note 17 — Severance).

As of September 30, 2009, a total of $19 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units, unvested PSUs and unvested restricted stock are expected to be recognized over the remaining weighted-average period of 2 years.

13.	Derivative Financial Instruments

Interest Rate Hedges

At September 30, 2009, we had the following interest rate swaps that effectively converted $400 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

			Fixed Interest	Variable Interest
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received

$200 million	July 25, 2007	December 31, 2009	5.21%	Three-month LIBOR
$100 million	May 30, 2008	May 31, 2011	3.39%	Three-month LIBOR
$100 million	September 30, 2008	September 30, 2010	2.98%	One-month LIBOR

The objective of entering into our interest rate swaps is to protect against volatility of future cash flows and effectively hedge the variable interest payments on the Term Loan. We determined that these designated hedging instruments qualify for cash flow hedge accounting treatment. Our interest rate swaps are the only derivative financial instruments that we have designated as hedging instruments.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swaps are reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment is recorded to accumulated other comprehensive income. The following table shows the fair value of our interest rate swaps at September 30, 2009 and December 31, 2008:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2009	December 31, 2008
		(in millions)

Liability Derivatives:
Interest rate swaps	Other current liabilities	$5	$8
Interest rate swaps	Other non-current liabilities	4	7

The following tables show the market adjustments recorded during the three and nine months ended September 30, 2009 and September 30, 2008:

Gain (Loss)
			(Loss) Reclassified		Recognized in Income
			From Accumulated		(Ineffective Portion and
	Gain in Other		OCI into		the Amount Excluded
	Comprehensive Income		Interest Expense		from Effectiveness
	(“OCI”)		(Effective Portion)		Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
(in millions)

Interest rate swaps	$2	$2	$(4)	$(2)	$—	$—

Gain (Loss)
			(Loss) Reclassified		Recognized in Income
			From Accumulated		(Ineffective Portion and
	Gain in Other		OCI into		the Amount Excluded
	Comprehensive Income		Interest Expense		from Effectiveness
	(‘‘OCI”)		(Effective Portion)		Testing)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
(in millions)

Interest rate swaps	$6	$3	$(10)	$(4)	$—	$—

The amount of loss recorded in accumulated other comprehensive loss at September 30, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $8 million after-tax.

Foreign Currency Hedges

We enter into foreign currency forward contracts (“forward contracts”) to manage exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. As of September 30, 2009, we had forward contracts outstanding with a total net notional amount of $104 million, which matured in October 2009. The forward contracts do not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the forward contracts are recorded in net income, as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value of our foreign currency hedges at September 30, 2009 and December 31, 2008:

	As of September 30, 2009		As of December 31, 2008
		Fair Value		Fair Value
	Balance Sheet Location	Measurements	Balance Sheet Location	Measurements
(in millions)

Liability Derivatives:
Foreign currency hedges (a)	Other current liabilities	—	Other current liabilities	$1

(a)	At September 30, 2009, the total market value of our foreign currency hedges represented a liability of almost nil.

The following table shows the changes in the fair value of our forward contracts recorded in net income during the three and nine months ended September 30, 2009 and September 30, 2008:

	Gain (Loss) in
	Selling, General &
	Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Foreign currency hedges (b)	$1	$3	$(6)	$2

(b)	We recorded transaction (losses) gains associated with the re-measurement of our foreign denominated assets and liabilities of $(2) million and $(6) million in the three months ended September 30, 2009 and September 30, 2008, respectively, and $5 million and $(7) million in the nine months ended September 30, 2009 and September 30, 2008, respectively. Transaction (losses) gains are included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of these transaction (losses) gains and our foreign currency hedges was a net loss of $(1) million and $(3) million in the three months ended September 30, 2009 and September 30, 2008, respectively, and a net loss of $(1) million and $(5) million in the nine months ended September 30, 2009 and September 30, 2008, respectively.

14.	Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions, except share and per share data)

Net income (loss)	$7	$(287)	$(319)	$(307)
Net income (loss) per share:
Basic	$0.08	$(3.44)	$(3.80)	$(3.69)
Diluted	$0.08	$(3.44)	$(3.80)	$(3.69)
Weighted average shares outstanding:
Basic	84,377,943	83,413,369	83,951,081	83,273,050
Dilutive effect of:
Stock options	266	—	—	—
Restricted stock units	2,168,682	—	—	—
Restricted stock	323	—	—	—

Diluted (a)	86,547,214	83,413,369	83,951,081	83,273,050

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Stock options, restricted stock, restricted stock units and PSUs are not included in the calculation of diluted net loss per share for the nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 because we had a net loss for each period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted net loss per share.

The following equity awards are not included in the diluted net income (loss) per share calculation above because they would have had an antidilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Antidilutive Equity Awards	2009	2008	2009	2008

Stock options	4,322,735	4,431,583	4,329,434	4,431,583
Restricted stock units	1,672,802	3,015,677	5,677,647	3,015,677
Restricted stock	3,293	21,772	3,293	21,772
Performance-based restricted stock units	227,679	249,108	227,679	249,108

Total	6,226,509	7,718,140	10,238,053	7,718,140

15.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of September 30, 2009 and December 31, 2008, reflected in our condensed consolidated balance sheets. We net settle amounts due to and from Travelport.

	September 30, 2009	December 31, 2008
	(in millions)

Due from Travelport, net	$10	$10

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three and nine months ended September 30, 2009 and September 30, 2008, reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Net revenue (a)	$31	$36	$94	$118
Cost of revenue	1	—	1	—
Selling, general and administrative expense	—	1	1	3
Interest expense	1	1	3	2

(a)	These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gulliver’s Travel Associates, “GTA”) for the periods presented.

The tables above reflect amounts resulting from agreements with Travelport and its subsidiaries, including our transition services agreement, master license agreement, equipment, services and use agreements, GDS service agreement, hotel sourcing and franchise agreement and corporate travel agreement.

Travelport is also obligated to issue letters of credit on our behalf through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined in the Separation Agreement, as amended) own at least 50% of our voting stock, in an aggregate amount not to exceed $75 million (denominated in U.S. dollars).

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2009 and December 31, 2008, there were $66 million and $67 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 10 — Commitments and Contingencies).

Related Party Transactions with Affiliates of Blackstone and TCV

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of September 30, 2009 and December 31, 2008, reflected in our condensed consolidated balance sheets:

	September 30, 2009	December 31, 2008
	(in millions)

Accounts payable	$6	$5
Accrued expenses	2	1
Accrued merchant payable	5	—

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the three and nine months ended September 30, 2009 and September 30, 2008, reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Net revenue	$4	$5	$12	$11
Cost of revenue	9	2	20	7
Selling, general and administrative expense	1	1	3	4

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

Fair Value Measurements

We adopted the FASB’s new fair value guidance for our financial assets and financial liabilities on January 1, 2008 and for our non-financial assets and non-financial liabilities on January 1, 2009 (see Note 2 — Recently Issued Accounting Pronouncements). Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). This guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

We have derivative financial instruments that must be measured under this guidance. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. The guidance establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. In accordance with this hierarchy, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of September 30,

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 and December 31, 2008, which are classified as other current liabilities and other non-current liabilities in our condensed consolidated balance sheets:

	Fair Value Measurements as of
	September 30, 2009				December 31, 2008
		Quoted	Significant			Quoted	Significant
		prices in	other	Significant		prices in	other	Significant
	Balance at	active	observable	unobservable	Balance at	active	observable	unobservable
	September 30,	markets	inputs	inputs	December 31,	markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)	2008	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign currency hedge liability (see Note 13 — Derivative Financial Instruments) (a)	$—	$—	$—	$—	$1	$1	$—	$—

Interest rate swap liabilities (see Note 13 — Derivative Financial Instruments)	$9	$—	$9	$—	$15	$—	$15	$—

(a)	At September 30, 2009, almost nil of our foreign currency hedges represented a liability. The fair value of our foreign currency hedges is determined based on Level 1 inputs.

The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the nine months ended September 30, 2009. These non-financial assets, which included our goodwill and trademarks and trade names, were required to be measured at fair value as of March 31, 2009 in connection with the interim impairment test we performed on our goodwill and trademarks and trade names in the first quarter of 2009 (See Note 3 — Impairment of Goodwill and Intangible Assets).

Fair Value Measurements Using
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
	Balance at	markets	inputs	inputs	Total
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
(in millions)

Goodwill	$698	$—	$—	$698	$(250)

Trademarks and trade names	$150	$—	$—	$150	$(82)

Fair Value of Financial Instruments

We adopted the FASB’s new disclosure requirements for financial instruments during the interim reporting period ending June 30, 2009. Under this guidance, we are required to disclose the fair value of financial instruments for both interim and annual reporting periods.

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

On January 6, 2009, our former President and Chief Executive Officer resigned. In connection with his resignation and pursuant to the terms of his employment agreement with the Company, we incurred total expenses of $2 million in the first quarter of 2009 relating to severance benefits and other termination-related costs, which are included in selling, general and administrative expense in our condensed consolidated statements of operations. The majority of these cash payments will be made in equal amounts over a twenty-

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

four month period from his resignation date, but were delayed until July 7, 2009, as required by applicable tax law. In addition, we recorded $2 million of additional equity-based compensation expense in the first quarter of 2009 related to the accelerated vesting of certain equity-based awards held by him (see Note 12 — Equity-Based Compensation).

During the nine months ended September 30, 2009, we also reduced our workforce by approximately 100 domestic and international employees, primarily in response to weakening demand in the travel industry and deteriorating economic conditions. In connection with this workforce reduction, we incurred total expenses of $3 million during the nine months ended September 30, 2009 related to severance benefits and other termination-related costs, which are included in selling, general and administrative expense in our condensed consolidated statements of operations. The majority of these costs had been paid as of September 30, 2009. The remainder are expected to be paid by the end of the first half of 2010.

18.	Global Access Agreement Amendment

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

19.	Subsequent Events

We have evaluated subsequent events through November 9, 2009, the date of issuance of our condensed consolidated financial statements.

On November 4, 2009, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with PAR Investment Partners, L.P. (“PAR”) pursuant to which PAR agreed to exchange $49.68 million aggregate principal amount of term loans outstanding under the Company’s senior secured credit agreement for 8,160,433 shares of the Company’s common stock. Concurrently with the entry into the Exchange Agreement, the Company also entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Travelport pursuant to which Travelport agreed to purchase 9,025,271 shares of the Company’s common stock for approximately $50.0 million in cash.

The equity investments contemplated by the Exchange Agreement and the Purchase Agreement are subject to customary closing conditions, including a condition that both transactions must close simultaneously, and will be subject to stockholder approval under the New York Stock Exchange rules. However, because both Travelport and PAR (which collectively hold approximately 67% of the Company’s outstanding common stock) have agreed to vote in favor of the transactions (subject to certain exceptions), it is expected that the requisite stockholder approval will be obtained. The transactions are expected to close in January 2010.

In connection with the Exchange Agreement and the Purchase Agreement, the Company entered into a Shareholders’ Agreement with PAR and Travelport pursuant to which, contingent upon the closing of the equity investments under the Exchange Agreement and the Purchase Agreement, PAR will have the right to designate one director and Travelport will have the right to designate an additional director. As a result, if the transactions are consummated, the size of the Company’s board will be increased from eight to ten directors.

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

We generate revenue primarily from the booking of travel products and services on our websites. We provide customers the ability to book travel products and services on both a standalone basis and as part of a dynamic vacation package, primarily through our merchant and retail business models. Under our merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Under our retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. Historically, under both the merchant and retail business models, we have also earned revenue by charging customers a service fee for booking airline tickets, hotel rooms and certain other travel products on our websites (See “Industry Trends” below for further discussion regarding changes surrounding our booking fees). In addition, we receive incentive payments for each segment of travel that is processed through a global distribution system (“GDS”).

We also generate advertising revenue through our partner marketing programs. These programs provide direct access to our customers through a combination of display advertising, performance-based advertising and other marketing programs. In addition, we generate revenue from our white label and hosting businesses. We earn revenue from our white label business through revenue sharing arrangements for travel booked on third-party websites. We earn revenue from our hosting business through license or fee arrangements.

We are a leader in air travel, the largest online travel segment. This leadership position has historically enabled us to drive growth in complimentary travel products, such as hotels, car rentals, cruises and dynamic vacation packages. Our non-air travel products generally generate higher net revenue per transaction than our air travel product. We believe these non-air travel products represent significant long-term growth opportunities, despite the softness in demand we are currently experiencing as a result of weak economic and industry conditions (See “Industry Trends” below). Our primary focus for the remainder of 2009 and 2010 is on driving global hotel transaction growth, on a standalone basis and as part of a dynamic vacation package. Specifically, we are focused on the following seven key initiatives:

•	Hotel connectivity, infrastructure and content: We will continue to explore new hotel connectivity opportunities and expect to make additional investments in our hotel infrastructure. We also intend to improve the richness of the hotel content available on our websites. For example, we are focused on improving the quality and structure of editorial descriptions and photographs on our websites, building flexibility and automation as it relates to promotional capabilities, and providing additional user-generated content.

•	Supply expansion: We intend to utilize our SmartRetail program to expand into new markets where online penetration is low or where hotels are not accustomed to working with the merchant model. Similar to our retail business model, under our SmartRetail program, we earn commissions from suppliers for travel products booked on our websites. However, under SmartRetail, we receive this commission at the time of booking. We believe this program will enable us to increase the number of hotels available for booking on our websites, while at the same time eliminating the collection issues that are inherent in the traditional retail model.

•	Intelligent marketplace: We plan to improve hotel conversion rates through the development of systems and technology that will allow us to use historical data to provide customers with a personalized shopping experience and more relevant search results.

•	Retailing: We continue to focus on enhancing the customer experience across all of our brands to improve conversion rates. We intend to use multivariate testing to optimize our user interfaces and landing pages, the customer shopping experience and our cross sell efforts.

•	Telesales: We intend to build upon our existing telesales capabilities to drive volume for higher margin travel products.

•	Organic traffic: We are actively pursuing strategies to increase the amount of non-paid traffic coming to our websites through search engine optimization (“SEO”) and customer relationship management (“CRM”).

•	Distribution: We intend to drive transaction growth by leveraging the customer base of our third-party partners through further expansion of our white label business.

We have already taken significant steps in 2009 to drive global hotel transaction growth by launching Total Price hotel search results and Orbitz Hotel Price Assurance, both of which are industry-leading innovations, by removing change and cancellation fees on hotels booked through Orbitz.com and CheapTickets.com and by reducing booking fees on hotels around the world. We believe these improvements to our global hotel offering deliver value to our customers and should improve our competitiveness over time.

In light of current economic and industry conditions, we are also focused on improving our operating and marketing efficiency, simplifying the way we do business, and continuing to innovate. In late 2008 and in 2009, we lowered our cost structure by reducing our global workforce, our use of contract labor and various other operating and capital costs. We also completed the implementation of a common technology platform for all of our ebookers websites in Europe. We will continue to focus on opportunities to further streamline our cost structure. We are also actively pursuing strategies to improve the efficiency of our marketing efforts. We believe these strategies will position us to more effectively manage through this challenging environment.

Industry Trends

The current recession has significantly impacted the travel industry. As demand for air travel continues to be weak, certain domestic and international airlines have reduced capacity and have reduced ticket prices to levels significantly below last year to drive volume. Further capacity reductions could negatively impact demand for air travel and could adversely impact the net revenue that online travel companies (“OTCs”) generate from the booking of airline tickets, hotels and car rentals. Bankruptcies and consolidation in the airline industry could result in further capacity reductions, which would reduce the number of airline tickets available for booking on OTCs’ websites.

In 2009, certain OTCs who historically charged booking fees, including us, eliminated booking fees on most flights and reduced booking fees on hotels. The elimination of booking fees on OTCs’ websites has significantly reduced the net revenue that OTCs generate from airline tickets. We believe the combination of our cost reductions, new media monetization initiatives, our improved marketing efficiency and the increase in air transactions we have experienced since removing fees should enable us to offset most, if not all, of the impact of the fee reductions.

Fundamentals in the U.S. hotel industry continue to be weak. Hotel occupancy rates and average daily rates (“ADRs”) continue to decline in 2009. We believe that hotel suppliers will maintain ADRs at levels significantly below last year through the remainder of 2009 and into 2010 to improve hotel occupancy. Fundamentals in the European and Asia Pacific hotel industries have also deteriorated. Lower ADRs reduce the net revenue that OTCs earn on hotel bookings.

The current economic environment has also significantly impacted the car rental industry. As a result of lower demand for air travel, demand for car rentals has also declined. We expect this trend to continue through the remainder of 2009. Lower demand for car rentals could reduce the net revenue that OTCs generate from the booking of cars. In addition, car rental companies currently have limited access to financing and have reduced their fleets. The overall reduction in rental car fleets has resulted in a significant increase in ADRs for domestic car rentals. This increase in ADRs has partially offset the negative impact of reduced demand for car rentals. Also, the financial condition of certain car rental companies has deteriorated, which may result in bankruptcies and industry consolidation, which in turn could cause further increases in ADRs for car rentals and a reduction in the number of cars available for booking on OTCs’ websites.

We believe that our gross bookings and net revenue for the nine months ended September 30, 2009 were significantly negatively impacted by the economic and industry conditions described above. We expect these trends and their impact on our gross bookings and net revenue to continue at least through the remainder of 2009. In response, in late 2008 and in 2009, we lowered our cost structure by reducing our global workforce, our use of contract labor and various other operating and capital costs. We expect to realize approximately $40 to $45 million of annualized cash savings from these actions. In 2009, we also significantly restructured our approach to marketing, placing greater emphasis on attracting more non-paid traffic to our websites and eliminating unprofitable search engine marketing (“SEM”) and travel publisher marketing spending. This emphasis on improving our marketing efficiency was the primary driver of the $86 million decline in our total marketing expense in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. We expect that our marketing expense for the remainder of 2009 will continue to be lower than the prior year, as a result of these ongoing efforts to increase marketing efficiency.

The growth rate of online travel bookings in the domestic market has slowed due to both the maturity of this market and the current recession. Much of the initial rapid growth experienced in the online travel industry was driven by consumers shifting from purchasing travel through traditional offline channels to purchasing travel through online channels. Going forward, we believe that growth rates in the domestic online travel market will more closely follow the growth rates of the overall travel industry.

Internationally, the online travel industry continues to benefit from rapidly increasing Internet usage and growing acceptance of online booking. We expect international growth rates for the online travel industry to continue to outpace growth rates of the overall travel industry.

We believe that OTCs will continue to focus on differentiating themselves from supplier websites in a variety of ways, including offering customers the ability to selectively combine travel products such as air, car, hotel and destination services into dynamic vacation packages. Through dynamic vacation packages, we make certain products available to our customers at prices that are generally lower than booking each travel product separately. We foresee significant growth potential for OTCs for these types of services, particularly since travelers are increasingly price-sensitive. Our net revenue per transaction is generally higher for dynamic vacation packages than for stand-alone travel products.

OTCs make significant investments in marketing through both online and traditional offline channels. Key areas of online marketing include SEM, travel publisher marketing, display advertising, affiliate programs and email marketing. Search engine marketing costs have been rising in the U.S. over time, although to a lesser extent in the current economic environment, and competition for search-engine key words continues to be intense. If these trends continue, we could experience lower margins or declines in transaction growth rates. We are actively pursuing strategies to improve the efficiency of our marketing efforts. These strategies include increasing the amount of non-paid traffic coming to our websites through SEO and CRM and eliminating unprofitable SEM and travel publisher marketing spending. Our retailing efforts are designed to improve conversion and ultimately reclaim previously unprofitable SEM and travel publisher marketing transactions on a profitable basis.

RESULTS OF OPERATIONS

Key Operating Metrics

Our operating results are affected by certain key metrics that represent overall transaction activity. Gross bookings and net revenue are key metrics that drive our business. Gross bookings is defined as the total amount paid by a consumer for travel products booked under both the retail and merchant models. Net revenue includes: commissions earned from suppliers under our retail model; the difference between the total amount the customer pays us for a travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that travel product under our merchant model; service fees earned from customers under both our retail and merchant models; advertising revenue and certain other fees and commissions.

Gross bookings provide insight into changes in overall travel demand, both industry-wide and on our websites. We track net revenue trends for our various brands, geographies and product categories to gain insight into the performance of our business across these categories.

The table below shows our gross bookings and net revenue for the three and nine months ended September 30, 2009 and September 30, 2008. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings are comprised of gross bookings from hotels, car rentals, dynamic vacation packages (which include a combination of travel products, such as air, hotel and car reservations), cruises, destination services and travel insurance. Air net revenue is comprised of net revenue from stand-alone air bookings, while non-air net revenue is comprised of net revenue from hotel bookings, dynamic vacation packages, advertising and media and other sources.

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2009	2008	Change	Change(a)	2009	2008	Change	Change(a)
	(in millions)				(in millions)

Gross bookings
Domestic
Air	$1,616	$1,703	$(87)	(5)%	$4,792	$5,397	$(605)	(11)%
Non-air	583	610	(27)	(4)%	1,808	1,870	(62)	(3)%

Total domestic gross bookings	2,199	2,313	(114)	(5)%	6,600	7,267	(667)	(9)%
International
Air	218	264	(46)	(18)%	664	893	(229)	(26)%
Non-air	148	157	(9)	(6)%	362	492	(130)	(26)%

Total international gross bookings	366	421	(55)	(13)%	1,026	1,385	(359)	(26)%

Total gross bookings	$2,565	$2,734	$(169)	(6)%	$7,626	$8,652	$(1,026)	(12)%

Net revenue
Domestic
Air	$48	$70	$(22)	(32)%	$168	$218	$(50)	(23)%
Non-air	96	117	(21)	(18)%	282	315	(33)	(10)%

Total domestic net revenue	144	187	(43)	(23)%	450	533	(83)	(16)%
International
Air	12	17	(5)	(29)%	42	54	(12)	(21)%
Non-air	31	36	(5)	(15)%	71	103	(32)	(32)%

Total international net revenue	43	53	(10)	(19)%	113	157	(44)	(28)%

Total net revenue (b)	$187	$240	$(53)	(22)%	$563	$690	$(127)	(18)%

(a)	Percentages are calculated on unrounded numbers.

(b)	For the three months ended September 30, 2009 and September 30, 2008, $32 million and $29 million of our total net revenue, respectively, was attributed to incentive payments earned for air, car and hotel segments processed through GDSs. For the nine months ended September 30, 2009 and September 30, 2008, $92 million and $93 million of our total net revenue, respectively, was attributed to incentive payments earned for air, car and hotel segments processed through GDSs.

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings decreased $114 million, or 5%, during the three months ended September 30, 2009 from the three months ended September 30, 2008. Of this decrease, $87 million was due to a decrease in domestic air gross bookings, which was driven by a lower average price per airline ticket, partially offset by higher transaction volume. The lower average price per airline ticket was primarily due to lower fuel prices and softer demand for air travel. Transaction volume increased primarily due to the removal of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites and lower air fares.

Non-air gross bookings decreased $27 million, or 4%, during the three months ended September 30, 2009 from the three months ended September 30, 2008. This decrease was primarily driven by lower gross bookings for hotels and car rentals, partially offset by higher gross bookings for dynamic packages. Gross bookings for hotels decreased primarily due to a significant decline in ADRs for hotel rooms as hotel suppliers try to increase occupancy rates in a period of weak demand. Gross bookings for car rentals decreased due to lower transaction volume, partially offset by a higher average price per transaction. The average price per transaction increased primarily due to a reduction in rental car fleets, which was partially the result of limited access to financing by car rental companies. Gross bookings for dynamic packages increased due to higher transaction volume, which was partially offset by a lower average price per transaction. Volume for dynamic packaging increased due to a general shift in traveler preference towards dynamic packaging, from stand-alone travel products, because of the value offered through packaging. The lower average price per transaction is mainly due to a decline in hotel ADRs and a decline in airline ticket prices.

For our international business, which is comprised principally of ebookers, HotelClub and RatesToGo, total gross bookings decreased $55 million, or 13%, during the three months ended September 30, 2009 from the three months ended September 30, 2008. Of this decrease, $31 million was due to foreign currency fluctuations. The remaining $24 million decrease was due to a $25 million decrease in air gross bookings, partially offset by a $1 million increase in non-air gross bookings. The decrease in air gross bookings was primarily due to a lower average price per airline ticket, partially offset by higher transaction volume. The decrease in average price per airline ticket is primarily due to lower demand for air travel and a shift in customer preference towards low cost carriers and short-haul flights.

The decline in non-air gross bookings was primarily driven by a significant decline in hotel gross bookings for our HotelClub brand, largely offset by an increase in gross bookings for dynamic packaging and car rentals for our ebookers brand. For our HotelClub brand, lower transaction volume in Europe and lower average price per transaction, due to lower ADRs for hotel rooms, drove the decrease in hotel gross bookings. The increase in gross bookings for dynamic packaging was due to higher transaction volume, partially offset by lower average price per transaction. Gross bookings for car rentals increased due to an increase in average price per transaction.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

Gross Bookings

For our domestic business, total gross bookings decreased $667 million, or 9%, during the nine months ended September 30, 2009 from the nine months ended September 30, 2008. Of this decrease, $605 million was due to a decrease in domestic air gross bookings, which was driven by a lower average price per airline ticket, partially offset by higher transaction volume. The lower average price per airline ticket was primarily due to lower fuel prices and softer demand for air travel. Transaction volume increased primarily due to the removal of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites and lower air fares.

Non-air gross bookings decreased $62 million, or 3%, during the nine months ended September 30, 2009 from the nine months ended September 30, 2008. This decrease was primarily driven by lower gross bookings for hotels and car rentals, partially offset by higher gross bookings for dynamic packages. Gross bookings for hotels decreased due to a significant decline in ADRs for hotel rooms and to a lesser extent, lower transaction volume. During this period of weak travel demand, most hotel suppliers have tried to stimulate occupancy by reducing hotel room rates. Gross bookings for car rentals decreased due to lower transaction volume, partially offset by a higher average price per transaction. The average price per transaction increased primarily due to a reduction in rental car fleets, which was partially the result of limited access to financing by car rental companies. Gross bookings for dynamic packages increased due to higher transaction volume, which was partially offset by a lower average price per transaction. Volume for dynamic packaging increased due to a general shift in traveler preference towards dynamic packaging, from stand-alone travel products, because of the value offered through packaging. The lower average price per transaction is mainly due to a decline in hotel ADRs and a decline in airline ticket prices.

For our international business, total gross bookings decreased $359 million, or 26%, during the nine months ended September 30, 2009 from the nine months ended September 30, 2008. Of this decrease, $207 million was due to foreign currency fluctuations. The remaining $152 million decrease was due to a $100 million decrease in air gross bookings and a $52 million decrease in non-air gross bookings. The decrease in air gross bookings was due to a lower average price per airline ticket driven by lower demand for air travel and a shift in customer preference towards low cost carriers and short-haul flights.

The decline in non-air gross bookings was primarily driven by a significant decline in hotel gross bookings for our HotelClub brand, and to a much lesser extent, a decline in gross bookings for car rentals for our ebookers brand. For our HotelClub brand, lower transaction volume in Europe and lower average price per transaction, due to lower ADRs for hotel rooms, drove the decrease in hotel gross bookings. The decrease in gross bookings for car rentals was due to lower transaction volume and a lower average price per transaction, as car rental companies discounted prices heavily to drive volume. An increase in gross bookings for dynamic packaging for our ebookers brand partially offset the decline in gross bookings for hotels and car rentals. The increase in gross bookings for dynamic packaging was due to higher volume, partially offset by a lower average price per transaction.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Results of Operations

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

	Three Months Ended
	September 30,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Net revenue
Air	$60	$87	$(27)	(31)%
Hotel	52	71	(19)	(27)%
Dynamic packaging	30	32	(2)	(5)%
Advertising and media	15	17	(2)	(10)%
Other	30	33	(3)	(11)%

Total net revenue	187	240	(53)	(22)%
Cost and expenses
Cost of revenue	34	41	(7)	(17)%
Selling, general and administrative	65	75	(10)	(15)%
Marketing	48	86	(38)	(44)%
Depreciation and amortization	18	17	1	8%
Impairment of goodwill and intangible assets	—	297	(297)	(100)%

Total operating expenses	165	516	(351)	(68)%

Operating income (loss)	22	(276)	298	(108)%
Other (expense)
Interest expense, net	(14)	(16)	2	(6)%

Total other (expense)	(14)	(16)	2	(6)%

Income (loss) before income taxes	8	(292)	300	(103)%
Provision (benefit) for income taxes	1	(5)	6	(128)%

Net income (loss)	$7	$(287)	$294	(102)%

As a percent of net revenue (a)
Cost of revenue	18%	17%
Selling, general and administrative expense	34%	31%
Marketing expense	26%	36%

(a)	Percentages are calculated on unrounded numbers.

Net Revenue

Net revenue decreased $53 million, or 22%, to $187 million for the three months ended September 30, 2009 from $240 million for the three months ended September 30, 2008.

Air.  Net revenue from air bookings decreased $27 million, or 31%, to $60 million for the three months ended September 30, 2009 from $87 million for the three months ended September 30, 2008. Foreign currency fluctuations drove $1 million of this decrease. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $26 million.

Domestic air net revenue declined $29 million due to lower average net revenue per airline ticket. Net revenue per airline ticket declined primarily due to the elimination of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites and to a much lesser extent, due to a reduction in paper tickets. This decrease was partially offset by a $7 million increase in domestic air net revenue due to higher transaction volume, which resulted primarily from the removal of booking fees and lower air fares.

International air net revenue declined $4 million (excluding the impact of foreign currency fluctuations) due primarily to lower net revenue per airline ticket. The decrease in net revenue per airline ticket was primarily due to lower average air fares, which impact the net revenue per ticket for our merchant air transactions, and a shift in customer preference towards low cost carriers and short-haul flights.

Hotel.  Net revenue from hotel bookings decreased $19 million, or 27%, to $52 million for the three months ended September 30, 2009 from $71 million for the three months ended September 30, 2008. Foreign currency fluctuations drove $2 million of this decrease. The decrease in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $17 million.

A decrease in average net revenue per transaction drove the $12 million decrease in domestic hotel net revenue. This decrease was primarily due to lower ADRs, a significant reduction in hotel booking fees charged on our websites, and a reduction in hotel breakage revenue as a result of more aggressive collection efforts by hotel suppliers in response to the current economic environment. Hotel breakage revenue represents revenue recorded by us due to the reversal of previously accrued hotel supplier liabilities. We reverse these liabilities once it becomes no longer probable that we will be required to pay the hotel supplier due to the time elapsed since the check-in date.

The decrease in international hotel net revenue of $5 million (excluding the impact of foreign currency fluctuations) was driven by lower average net revenue per transaction and lower volume. Lower net revenue per transaction, which resulted from lower ADRs and a reduction in margins for hotel rooms sourced through GTA, drove $3 million of the decrease in international hotel net revenue. Lower volume, largely due to the weak economic conditions in Europe and more intense competition in the industry, drove the remaining $2 million decrease in international hotel net revenue.

Dynamic packaging.  Net revenue from dynamic packaging bookings decreased $2 million, or 5%, to $30 million for the three months ended September 30, 2009 from $32 million for the three months ended September 30, 2008. Foreign currency fluctuations had a nominal impact on dynamic packaging net revenue.

Lower average net revenue per transaction drove a $9 million decrease in domestic net revenue from dynamic packaging, which was partially offset by a $4 million increase due to higher volume. Net revenue per transaction decreased mainly due to lower ADRs and to our initial recognition of breakage revenue in the third quarter of 2008 for merchant car transactions booked as part of a package. Volume for dynamic packaging increased due to a shift in traveler preference from stand-alone travel products towards dynamic packaging.

International net revenue from dynamic packaging (excluding the impact of foreign currency fluctuations) increased $3 million due to higher transaction volume and to a lesser extent, higher average net revenue per transaction.

Advertising and media.  Advertising and media net revenue decreased $2 million, or 10%, to $15 million for the three months ended September 30, 2009 from $17 million for the three months ended September 30, 2008. Foreign currency fluctuations decreased advertising and media net revenue by $1 million. The decrease in advertising and media net revenue, excluding the impact of foreign currency fluctuations, was $1 million.

Advertising and media net revenue decreased primarily due to a general reduction in online display advertising spending by companies in response to the current economic conditions.

Other.  Other net revenue is comprised primarily of net revenue from car bookings, cruise bookings, destination services, travel insurance and our hosting business. Other net revenue decreased $3 million, or 11%, to $30 million for the three months ended September 30, 2009 from $33 million for the three months ended September 30, 2008. Foreign currency fluctuations had a nominal impact on other net revenue.

A decline in global car net revenue primarily drove the decrease in other net revenue. The decline in car net revenue was driven by lower volume, partially offset by higher net revenue per car booking.

Cost of Revenue

Our cost of revenue is primarily comprised of costs to operate our customer service call centers, credit card processing fees, and other costs such as ticketing and fulfillment, customer refunds and charge-backs, affiliate commissions and connectivity and other processing costs.

	Three Months
	Ended
	September 30,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Cost of revenue
Customer service costs	$13	$15	$(2)	(17)%
Credit card processing fees	10	11	(1)	(8)%
Other	11	15	(4)	(25)%

Total cost of revenue	$34	$41	$(7)	(17)%

(a)	Percentages are calculated on unrounded numbers.

The decrease in cost of revenue was primarily driven by a $2 million decrease in customer service costs, a $1 million decrease in credit card processing costs, a $2 million decrease in customer refunds and charge-backs and a $1 million decrease in ticketing and fulfillment costs.

Customer service costs decreased due to cost savings driven by reductions in headcount and contract labor and increased automation of the handling of customer service calls. In the third quarter of 2009, we started to increase our customer service staffing levels in order to better support the higher volume of air transactions we have generated since the elimination of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites.

The decrease in credit card processing costs was primarily due to a decline in our merchant gross bookings and air booking fees. Customer refunds decreased primarily due to our efforts to improve the customer experience, which have reduced the number of incidents in which customer refunds were required. Ticketing and fulfillment costs decreased as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Selling, General and Administrative

Our selling, general and administrative expense is primarily comprised of wages and benefits, contract labor costs, and network communications, systems maintenance and equipment costs.

	Three Months
	Ended
	September 30,		$	%
	2009	2008	Change	Change(a)
	(In millions)

Selling, general and administrative
Wages and benefits (b)	$39	$41	$(2)	(7)%
Contract labor (b)	5	7	(2)	(32)%
Network communications, systems maintenance and equipment	6	9	(3)	(29)%
Other	15	18	(3)	(19)%

Total selling, general, and administrative	$65	$75	$(10)	(15)%

(a)	Percentages are calculated on unrounded numbers.

(b)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

The decrease in selling, general and administrative expense was primarily driven by a $2 million decrease in wages and benefits, a $2 million decrease in contract labor costs, a $3 million decrease in network communications, system maintenance and equipment costs and a $2 million decrease in foreign currency losses.

Wages and benefits expense decreased primarily as a result of the global work force reductions that occurred during the fourth quarter of 2008 and throughout 2009, partially offset by an increase in the amount of employee bonus expense accrued. Our use of contract labor and our network communications, system maintenance and equipment costs decreased in the third quarter of 2009 as a result of expense reductions we undertook to manage through the current economic recession and industry downturn.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising, and offline marketing costs, such as television, radio and print advertising. Our investment in online marketing is significantly greater than our investment in offline marketing. Marketing expense decreased $38 million, or 44%, to $48 million for the three months ended September 30, 2009 from $86 million for the three months ended September 30, 2008.

Marketing expense for our domestic brands decreased $32 million, to $33 million for the three months ended September 30, 2009 from $65 million for the three months ended September 30, 2008. Marketing expense for our international brands decreased $6 million, to $15 million for the three months ended September 30, 2009 from $21 million for the three months September 30, 2008. The decrease in marketing expense for both our domestic and international brands was due to lower offline and online marketing costs. The decrease in offline marketing costs was mainly due to cost reductions taken by us in order to manage through the current economic recession and industry downturn. The decrease in online marketing costs was primarily driven by a change in our approach to online marketing, placing greater emphasis on attracting more non-paid traffic to our websites and eliminating unprofitable SEM and travel publisher marketing spending.

Depreciation and Amortization

Depreciation and amortization increased $1 million, or 8%, to $18 million for the three months ended September 30, 2009 from $17 million for the three months ended September 30, 2008. The increase in depreciation and amortization is primarily due to the acceleration of depreciation on certain assets whose useful lives were shortened during 2009 and additional assets placed in service during the period.

Impairment of Goodwill and Intangible Assets

During the third quarter of 2008, in connection with our annual planning process, we lowered our long-term earnings forecast in response to changes in the economic environment. These factors, coupled with a prolonged decline in our market capitalization, indicated potential impairment of our goodwill, trademarks and trade names. Additionally, given the economic environment, our distribution partners are under increased pressure to reduce their overall costs and could attempt to terminate or renegotiate their agreements with us on more favorable terms to them. These factors indicated that the carrying value of certain of our finite-lived intangible assets, specifically customer relationships, may not be recoverable. As a result, in connection with the preparation of our financial statements for the third quarter of 2008, we performed an interim impairment test of our goodwill, indefinite-lived intangible assets and finite-lived intangible assets. Based on the testing performed, we recorded a non-cash impairment charge of $297 million, of which $210 million related to goodwill, $74 million related to trademarks and trade names and $13 million related to customer relationships.

There was no impairment charge recorded during the third quarter of 2009. Due to the current economic uncertainty and other factors, we cannot assure that the remaining amounts of goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

Interest Expense, Net

Interest expense, net decreased by $2 million, or 6%, to $14 million for the three months ended September 30, 2009 from $16 million for the three months ended September 30, 2008. The decrease in interest expense, net is primarily due to lower interest expense incurred on the $600 million term loan facility (“Term Loan”), which was primarily driven by lower interest rates. This decrease is partially offset by a decline in interest income earned. During the three months ended September 30, 2009 and September 30, 2008, $4 million and $5 million of the total interest expense recorded was non-cash, respectively.

Provision (Benefit) for Income Taxes

We recorded a tax provision of $1 million for the three months ended September 30, 2009 and a tax benefit of $5 million for the three months ended September 30, 2008. The tax benefit recorded for the three months ended September 30, 2008 related to certain of our international subsidiaries. The amount of the tax benefit recorded during the third quarter of 2008 is disproportionate to the amount of pre-tax net loss incurred during that period primarily because we were not able to realize any tax benefits on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the third quarter of 2008. The provision for income taxes for the three months ended September 30, 2009 is the result of the tax effect of the income of certain international subsidiaries that have not established valuation allowances.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

	Nine Months Ended
	September 30,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Net revenue
Air	$210	$272	$(62)	(23)%
Hotel	138	195	(57)	(29)%
Dynamic packaging	90	88	2	3%
Advertising and media	43	42	1	3%
Other	82	93	(11)	(12)%

Total net revenue	563	690	(127)	(18)%
Cost and expenses
Cost of revenue	103	130	(27)	(21)%
Selling, general and administrative	190	224	(34)	(15)%
Marketing	166	252	(86)	(34)%
Depreciation and amortization	51	49	2	4%
Impairment of goodwill and intangible assets	332	297	35	12%

Total operating expenses	842	952	(110)	(12)%

Operating (loss)	(279)	(262)	(17)	6%
Other income (expense)
Interest expense, net	(43)	(47)	4	(7)%
Gain on extinguishment of debt	2	—	2	**

Total other (expense)	(41)	(47)	6	(11)%

Loss before income taxes	(320)	(309)	(11)	4%
(Benefit) for income taxes	(1)	(2)	1	(37)%

Net loss	$(319)	$(307)	$(12)	4%

As a percent of net revenue(a)
Cost of revenue	18%	19%
Selling, general and administrative expense	34%	32%
Marketing expense	29%	37%

**	Not meaningful.

(a)	Percentages are calculated on unrounded numbers.

Net Revenue

Net revenue decreased $127 million, or 18%, to $563 million for the nine months ended September 30, 2009 from $690 million for the nine months ended September 30, 2008.

Air.  Net revenue from air bookings decreased $62 million, or 23%, to $210 million for the nine months ended September 30, 2009 from $272 million for the nine months ended September 30, 2008. Foreign currency fluctuations drove $7 million of this decrease. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $55 million.

Domestic air net revenue declined $51 million due to lower average net revenue per airline ticket. Net revenue per airline ticket declined primarily due to the elimination of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites and to a much lesser extent, due to a reduction in paper tickets and the impact of Orbitz Price Assurancesm. This decrease was partially offset by a $1 million increase in domestic air net revenue due to higher transaction volume, which resulted primarily from the removal of booking fees and lower air fares.

International air net revenue declined $5 million (excluding the impact of foreign currency fluctuations) primarily due to lower net revenue per airline ticket. The decrease in net revenue per airline ticket is primarily due to lower average air fares, which impact the net revenue per ticket for our merchant air transactions, and a shift in customer preference towards low cost carriers and short-haul flights.

Hotel.  Net revenue from hotel bookings decreased $57 million, or 29%, to $138 million for the nine months ended September 30, 2009 from $195 million for the nine months ended September 30, 2008. Foreign currency fluctuations drove $12 million of this decrease. The decrease in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $45 million.

A decrease in average net revenue per transaction resulted in a $24 million decrease in domestic hotel net revenue. Average net revenue per transaction decreased primarily due to lower ADRs, a significant reduction in hotel booking fees charged on our websites, and a reduction in hotel breakage revenue as a result of more aggressive collection efforts by hotel suppliers in response to the current economic recession. A decline in transaction volume, due in part to more intense competition within the industry, the impact of weak economic conditions on traveler demand and the shift in traveler preference from stand-alone travel products towards dynamic packaging, drove the remaining $3 million decrease in domestic hotel net revenue.

The decrease in international hotel net revenue of $18 million (excluding the impact of foreign currency fluctuations) was driven by lower volume and lower average net revenue per transaction. Lower volume drove $10 million of the decrease in international hotel net revenue. The decline in volume was largely due to the weak economic conditions in Europe and more intense competition in the industry. Lower net revenue per transaction, which resulted from lower ADRs and a reduction in margins for hotel rooms sourced through GTA, drove $8 million of the decrease in international hotel net revenue.

Dynamic packaging.  Net revenue from dynamic packaging bookings increased $2 million, or 3%, to $90 million for the nine months ended September 30, 2009 from $88 million for the nine months ended September 30, 2008. Foreign currency fluctuations decreased dynamic packaging net revenue by $1 million. The increase in net revenue from dynamic packaging bookings, excluding the impact of foreign currency fluctuations, was $3 million.

Lower average net revenue per transaction drove an $18 million decrease in domestic net revenue from dynamic packaging, which was partially offset by a $17 million increase in volume. Net revenue per transaction decreased mainly due to lower ADRs. Volume for dynamic packaging increased due to a shift in traveler preference from stand-alone travel products towards dynamic packaging.

The increase in international net revenue from dynamic packaging (excluding the impact of foreign currency fluctuations) was $4 million. Net revenue from dynamic packaging increased due to higher transaction volume, which was partially offset by lower average net revenue per transaction.

Advertising and media.  Advertising and media net revenue increased $1 million, or 3%, to $43 million for the nine months ended September 30, 2009 from $42 million for the nine months ended September 30, 2008. Foreign currency fluctuations decreased advertising and media net revenue by $1 million. The increase in advertising and media net revenue, excluding the impact of foreign currency fluctuations, was $2 million.

The overall increase in advertising and media net revenue was primarily a result of our continued efforts to seek out new opportunities to further monetize traffic on our websites, partially offset by a general reduction in online display advertising spending by companies in response to the current economic conditions.

Other.  Other net revenue decreased $11 million, or 12%, to $82 million for the nine months ended September 30, 2009 from $93 million for the nine months ended September 30, 2008. Foreign currency fluctuations decreased other net revenue by $2 million. The decrease in other net revenue, excluding the impact of foreign currency fluctuations, was $9 million.

A decline in global car net revenue and travel insurance net revenue primarily drove the decrease in other net revenue. The decline in car net revenue was driven by lower volume, partially offset by higher net revenue per car booking. More favorable agreements with certain car rental suppliers, which became effective in January 2009, drove the higher net revenue per car booking. The decrease in travel insurance revenue was primarily due to lower air fares and the timing of certain commissions and bonuses we earned in 2009 compared with 2008, partially offset by an increase in air and dynamic packaging transaction volume.

Cost of Revenue

	Nine Months
	Ended
	September 30,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Cost of revenue
Customer service costs	$39	$48	$(9)	(19)%
Credit card processing fees	30	34	(4)	(12)%
Other	34	48	(14)	(29)%

Total cost of revenue	$103	$130	$(27)	(21)%

(a)	Percentages are calculated on unrounded numbers.

The decrease in cost of revenue was primarily driven by a $9 million decrease in customer service costs, a $4 million decrease in credit card processing costs, an $11 million decrease in customer refunds and charge-backs and a $2 million decrease in ticketing and fulfillment costs.

Customer service costs decreased primarily due to cost savings driven by reductions in headcount and contract labor and increased automation of the handling of customer service calls. In the third quarter of 2009, we started to increase our customer service staffing levels in order to better support the higher volume of air transactions we have generated since the elimination of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites. The decrease in credit card processing costs was primarily due to a decline in our merchant gross bookings and air booking fees.

During the nine months ended September 30, 2008, we had a higher level of charge-backs primarily due to sharply higher fraudulent credit card usage at one of our international locations. To address this issue, we installed new revenue protection software and instituted tighter security measures during the second quarter of 2008. As a result, we have experienced a significant decline in charge-backs since that time. Customer refunds also decreased, primarily due to our efforts to improve the customer experience, which have reduced the number of incidents in which customer refunds were required.

Ticketing and fulfillment costs decreased as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Selling, General and Administrative

	Nine Months
	Ended
	September 30,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Selling, general and administrative
Wages and benefits (b)	$119	$127	$(8)	(6)%
Contract labor (b)	16	25	(9)	(37)%
Network communications, systems maintenance and equipment	20	26	(6)	(22)%
Other	35	46	(11)	(24)%

Total selling, general, and administrative	$190	$224	$(34)	(15)%

(a)	Percentages are calculated on unrounded numbers.

(b)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

The decrease in selling, general and administrative expense was primarily driven by an $8 million decrease in wages and benefits, a $9 million decrease in contract labor costs, a $6 million decrease in network communications, systems maintenance and equipment costs, a $3 million decrease in travel-related expenses and a $4 million decrease in foreign currency losses.

Wages and benefits expense decreased primarily as a result of the global work force reductions that occurred during the fourth quarter of 2008 and throughout 2009, partially offset by the associated severance expense of $3 million that we incurred in connection with these work force reductions. The decrease in wages and benefits expense was also offset in part by an increase in the amount of employee bonus expense accrued and by severance and additional equity-based compensation expense of $4 million incurred in connection with the resignation of the Company’s former Chief Executive Officer in January 2009 (See Note 17 — Severance of the Notes to Condensed Consolidated Financial Statements).

Our network communications, systems maintenance and equipment costs, our use of contract labor and our travel-related expenses decreased as a result of expense reductions we undertook to manage through the current economic recession and industry downturn.

Marketing

Marketing expense decreased $86 million, or 34%, to $166 million for the nine months ended September 30, 2009 from $252 million for the nine months ended September 30, 2008. Marketing expense for our domestic brands decreased $60 million, to $123 million for the nine months ended September 30, 2009 from $183 million for the nine months ended September 30, 2008. Marketing expense for our international brands decreased $26 million, to $43 million for the nine months ended September 30, 2009 from $69 million for the nine months ended September 30, 2008. The decrease in marketing expense for both our domestic and international brands was due to lower offline and online marketing costs. The decrease in offline marketing costs was mainly due to cost reductions taken by us in order to manage through the current economic recession and industry downturn. The decrease in online marketing costs was primarily driven by a change in our approach to online marketing, placing greater emphasis on attracting more non-paid traffic to our websites and eliminating unprofitable SEM and travel publisher marketing spending.

Depreciation and Amortization

Depreciation and amortization increased $2 million, or 4%, to $51 million for the nine months ended September 30, 2009 from $49 million for the nine months ended September 30, 2008. The increase in depreciation and amortization is primarily due to the acceleration of depreciation on certain assets whose useful lives were shortened during the nine months ended September 30, 2009 and additional assets placed in service during the period.

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

During the nine months ended September 30, 2008, in connection with our annual planning process, we lowered our long-term earnings forecast in response to changes in the economic environment. These factors, coupled with a prolonged decline in our market capitalization, indicated potential impairment of our goodwill and trademarks and trade names. Additionally, given the economic environment, our distribution partners are under increased pressure to reduce their overall costs and could attempt to terminate or renegotiate their agreements with us on more favorable terms to them. These factors indicated that the carrying value of certain of our finite-lived intangible assets, specifically customer relationships, may not be recoverable. As a result, in connection with the preparation of our financial statements for the third quarter of 2008, we performed an interim impairment test of our goodwill, indefinite-lived intangible assets and finite-lived intangible assets. Based on the testing performed, we recorded a non-cash impairment charge of $297 million, of which $210 million related to goodwill, $74 million related to trademarks and trade names and $13 million related to customer relationships.

Due to the current economic uncertainty and other factors, we cannot assure that the remaining amounts of goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

Interest Expense, Net

Interest expense, net decreased by $4 million, or 7%, to $43 million for the nine months ended September 30, 2009 from $47 million for the nine months ended September 30, 2008. The decrease in interest expense, net is primarily due to lower interest expense incurred on the Term Loan, which was primarily driven by lower interest rates. This decrease is partially offset by a decline in interest income earned. During the nine months ended September 30, 2009 and September 30, 2008, $12 million and $14 million of the total interest expense recorded was non-cash, respectively.

Gain on Extinguishment of Debt

During the nine months ended September 30, 2009, we purchased and retired $10 million in principal amount of the Term Loan. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of almost nil) exceeded the amount we paid to purchase the debt (inclusive of miscellaneous fees incurred) by $2 million. Accordingly, we recorded a $2 million gain on extinguishment of a portion of the Term Loan during the nine months ended September 30, 2009. There was no gain on extinguishment of debt recorded during the nine months ended September 30, 2008 (See Note 7 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

(Benefit) for Income Taxes

We recorded a tax benefit of $1 million and $2 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The tax benefit recorded for the nine months ended September 30, 2008 related to certain of our international subsidiaries. The amount of the tax benefit recorded during the nine months ended September 30, 2008 is disproportionate to the amount of pre-tax net loss incurred during that period primarily because we were not able to realize any tax benefits on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the third quarter of 2008.

The benefit for income taxes for the nine months ended September 30, 2009 is the result of the tax effect of the losses of certain international subsidiaries that have not established valuation allowances. The amount of the tax benefit recorded during the nine months ended September 30, 2009 is disproportionate to the amount of pre-tax net loss incurred during the period primarily because we are not able to realize any tax benefit on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the first quarter of 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and borrowings under our $85 million revolving credit facility. At September 30, 2009 and December 31, 2008, our cash and cash equivalents balances were $122 million and $31 million, respectively. We had $6 million and $52 million of availability under our revolving credit facility at September 30, 2009 and December 31, 2008, respectively. This availability reflects the effective reduction in total availability under our revolving credit facility in 2008 as described in “Financing Arrangements” below. Total available liquidity from cash and cash equivalents and our revolving credit facility was $128 million and $83 million at September 30, 2009 and December 31, 2008, respectively.

We require letters of credit to support certain commercial agreements, leases and regulatory agreements. The majority of these letters of credit have been issued by Travelport on our behalf. At September 30, 2009 and December 31, 2008, there were $66 million and $67 million of outstanding letters of credit issued by Travelport on our behalf, respectively, pursuant to the Separation Agreement, as amended, that we entered into with Travelport in connection with our initial public offering (the “Separation Agreement”). In addition, at September 30, 2009, there was the equivalent of $4 million of outstanding letters of credit issued under our revolving credit facility, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under our revolving credit facility at December 31, 2008. The amount of letters of credit issued under our revolving credit facility reduces the amount available to us for borrowings.

In light of concerns about the financial industry and in order to ensure availability of liquidity, we have borrowed $63 million under our revolving credit facility, which has increased our cash position. We anticipate that a portion of these funds may be used to fund our working capital needs later in 2009.

Under our merchant model, customers generally pay us for reservations at the time of booking, and we pay our suppliers at a later date, which is generally after the customer uses the reservation. Initially, we record these customer receipts as deferred income and accrued merchant payables. We recognize net revenue when customers use the reservation, and we pay our suppliers once we have received an invoice, which generally ranges from one to sixty days after customers use the reservation. The timing difference between when cash is collected from our customers and when payments are made to our suppliers impacts our operating cash flows and represents a source of liquidity for us. If our merchant model gross bookings grow, we would expect our operating cash flows to increase. Conversely, if our merchant model gross bookings decline or there are changes to the model which reduce the time between the receipt of cash from our customers and payments to suppliers, our operating cash flows would decline. Due to various factors, including the weak economy, a decline in our merchant gross bookings and the shortening of certain vendor payment terms, the liquidity provided by our merchant model decreased during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

Historically, under both our retail and merchant models, we charged customers a service fee for booking airline tickets, hotel rooms and certain other travel products on our websites, and revenue from these booking fees has represented a significant portion of our operating cash flow and a source of liquidity for us. In 2009, we removed booking fees on most flights booked through Orbitz.com and CheapTickets.com, and we significantly reduced booking fees on all hotel rooms booked through Orbitz.com and CheapTickets.com. We believe the combination of our cost reductions, new media monetization initiatives, our improved marketing efficiency and the increase in air transactions we have experienced since removing fees should enable us to offset most, if not all, of the expected decrease in our operating cash flow and liquidity due to lower booking fees. However, if we are unable to effectively continue to offset the impact of the booking fee reductions, our cash flow and liquidity could be materially reduced.

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

As of September 30, 2009, we had a working capital deficit of $210 million as compared with a deficit of $258 million as of December 31, 2008. Over time, we expect to decrease this deficit through continued growth in our business and the generation of positive cash flow from operations, which we expect to achieve by continuing to offer new and innovative functionality on our websites, improving our operating efficiency and simplifying the way we do business.

We generated positive cash flow from operations for the years ended December 31, 2006 through 2008 and the nine months ended September 30, 2009, despite experiencing net losses. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. We invest cash flow from operations into our business. Historically, this cash flow has primarily financed the development and expansion of our new technology platform. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We expect annual cash flow from operations to remain positive in the foreseeable future. We intend to continue to use this cash flow to fund capital expenditures as well as to fund other investing and financing activities, such as debt repayments. For the year ending December 31, 2009, we expect our capital expenditures to be between $40 million and $45 million.

We currently believe that cash flow generated from operations, cash on hand and cash available under our revolving credit facility will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, in the future, our liquidity could be negatively impacted as a result of changes to our business model, including changes to payment terms or other requirements imposed by suppliers or regulatory agencies, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including if we are found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeal the decision in court, which may require us in certain jurisdictions to provide financial security or pay the assessment to the municipality in order to challenge the assessment in court. For example, the liquidity provided by cash flows from our merchant model bookings could be negatively impacted if our merchant model gross bookings continue to decline as a result of current economic conditions or other factors, or if our suppliers, including credit card processors and hotels, changed their payment terms or suppliers or regulatory agencies imposed other requirements on us, such as requiring us to provide letters of credit or to establish cash reserves. In the fourth quarter of 2009, we expect that we will be subject to regulatory requirements that will require us to provide additional letters of credit or to establish cash reserves. The additional amounts required, if any, are uncertain at this time. If as a result of these requirements, we require letters of credit which exceed the availability under the facility provided by Travelport, we would be required to issue these letters of credit under our revolving credit facility or to establish cash reserves which could negatively impact our available liquidity.

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

Cash Flows

Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2009 and September 30, 2008 were as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(in millions)

Beginning cash and cash equivalents	$31	$25

Cash provided by (used in):
Operating activities	104	121
Investing activities	(31)	(42)
Financing activities	16	—
Effects of changes in exchange rates on cash and cash equivalents	2	(1)

Net increase in cash and cash equivalents	91	78

Ending cash and cash equivalents	$122	$103

Operating Activities

Cash provided by operating activities consists of net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accounts receivable, accrued expenses, accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $104 million for the nine months ended September 30, 2009 compared with $121 million for the nine months ended September 30, 2008. The decrease in operating cash flow was primarily due to lower merchant hotel gross bookings in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, as a result of lower global ADRs. The elimination of most air booking fees, the reduction of hotel booking fees and the shortening of our payment terms with a key vendor during 2009 also negatively impacted our operating cash flow. These operating cash flow decreases were partially offset by an increase in operating cash flow due to cost reductions taken by us in 2009 and improvements in our overall marketing efficiency.

The changes in our working capital accounts, which are partially due to the factors mentioned above and to the general timing of payments, also contributed to the decrease in our operating cash flow.

Investing Activities

Cash flow used in investing activities decreased $11 million, to $31 million for the nine months ended September 30, 2009 from $42 million for the nine months ended September 30, 2008. The decrease in cash flow used in investing activities was due to lower capital spending during the nine months ended September 30, 2009 resulting from cost reduction efforts taken in late 2008 and 2009.

Financing Activities

Cash flow provided by financing activities increased $16 million, to $16 million for the nine months ended September 30, 2009 from almost nil for the nine months ended September 30, 2008 primarily due to a $16 million increase in net borrowings made under our revolving credit facility during the nine months ended September 30, 2009. These borrowings were made to ensure availability of liquidity, particularly in response to continued uncertainty in the credit and financial markets. The increase is also due to a decrease in payments made under the tax sharing agreement with the Founding Airlines, a decrease in capital lease payments and a decrease in payments made to satisfy tax withholding obligations upon the vesting of equity-based awards. The increase in cash flow provided by financing activities is partially offset by $8 million of payments made by us in June 2009 to purchase $10 million in principal amount of the Term Loan (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements for additional information).

Financing Arrangements

On July 25, 2007, concurrent with our initial public offering (“IPO”), we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”). The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At September 30, 2009 and December 31, 2008, $578 million and $593 million was outstanding on the Term Loan, respectively, and $63 million and $21 million of borrowings were outstanding under the Revolver, respectively. Of the borrowings outstanding under the Revolver at September 30, 2009, $42 million were denominated in U.S. dollars and the equivalent of $21 million was denominated in Pounds Sterling. All of the borrowings outstanding under the Revolver at December 31, 2008 were denominated in U.S. dollars.

In addition, at September 30, 2009, there was the equivalent of $4 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

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

The Credit Agreement requires us not to exceed a maximum total leverage ratio, which declines over the term of the agreement, and to maintain a minimum fixed charge coverage ratio, each as defined in the Credit Agreement. As of September 30, 2009, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. These prepayments are applied, in order of maturity, to the scheduled quarterly term loan principal payments. Based on our cash flow for the year ended December 31, 2008, we were not required to make a prepayment in 2009. Based on our projected cash flow for the year ending December 31, 2009, we estimate that we will be required to make a prepayment on the Term Loan of $2 million in the first quarter of 2010. The potential amount of any such prepayments that will be required beyond the first quarter of 2010 is not reasonably estimable as of September 30, 2009.

As a wholly owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of certain regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At September 30, 2009 and December 31, 2008, there were $66 million and $67 million of letters of credit issued by Travelport on our behalf, respectively. Under the Separation Agreement, Travelport has agreed to issue U.S. Dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75 million through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

Financial Obligations

Commitments and Contingencies

We and certain of our affiliates are parties to cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 10 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $1 million for each of the three months ended September 30, 2009 and September 30, 2008, respectively, and $4 million and $6 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, as of September 30, 2009, we have not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not yet received reimbursement.

Contractual Obligations

Our contractual obligations as of September 30, 2009 did not materially change from the amounts set forth in our 2008 Annual Report on Form 10-K.

Other Commercial Commitments and Off-Balance Sheet Arrangements

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At September 30, 2009 and December 31, 2008, there were $3 million of surety bonds outstanding. At September 30, 2009 and December 31, 2008, there were $1 million and $2 million of bank guarantees outstanding, respectively.

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

Transaction Exposure

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under our revolving credit facility. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. Substantially all of the forward contracts utilized by us do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2009 and December 31, 2008, we had outstanding foreign currency forward contracts with net notional values equivalent to approximately $104 million and $61 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 was a net translation loss of $4 million and $9 million, respectively. This loss is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

Our Term Loan and Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $400 million as of September 30, 2009 to hedge fluctuations in LIBOR (see Note 13 — Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used September 30, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $9 million at September 30, 2009 compared with $5 million at December 31, 2008. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% change in market rates of interest on interest expense would be almost nil at September 30, 2009 and December 31, 2008, respectively.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

During the three months ended September 30, 2009, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2008 Annual Report on Form 10-K or in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009, except as described below.

On July 6, 2009, St. Louis County, Missouri filed a complaint in the Circuit Court for the County of St. Louis against Trip Network, Inc. (d/b/a Cheaptickets.com), Internetwork Publishing Corp. (d/b/a Lodging.com), Orbitz, LLC, Orbitz, Inc, and various other online travel companies (“OTCs”) asserting violations of the Tourism Tax Ordinance, the Hotel Tax Ordinance, conversion and declaratory judgment. On September 18, 2009, the County filed its first amended complaint adding St. Louis Convention & Visitors Commission as a plaintiff.

As previously reported, on July 7, 2009, the U.S. District Court for the District of New Mexico granted the City of Gallup, New Mexico’s motion for class certification. On July 17, 2009, the defendants, including us, filed a Rule 23(f) petition before the U.S. Court of Appeals for the Tenth Circuit seeking a reversal of the class certification. On August 27, 2009, the U.S. Court of Appeals for the Tenth Circuit denied the Rule 23(f) petition.

On July 9, 2009, the Superior Court of Muscogee County, Georgia partially lifted the stay in City of Columbus, Georgia v. Orbitz, LLC.

On July 10, 2009, the U.S. District Court for the Northern District of Georgia lifted the stay imposed in City of Rome, Georgia v. Hotels.com, L.P., et al., ordering that the case proceed.

On July 16, 2009, the U.S. Court of Appeals for the Ninth Circuit affirmed the U.S. District Court for the Northern District of California’s dismissal of City of Oakland v. Hotels.com, L.P. et al. for lack of subject matter jurisdiction due to the City of Oakland’s failure to exhaust administrative remedies.

On July 24, 2009, the Village of Rosemont, Illinois filed a complaint in the Circuit Court for Cook County, Illinois against Trip Network, Inc. (d/b/a Cheaptickets.com) and Orbitz, LLC asserting violations of section 12-23 of the Rosemont Code, unjust enrichment, and conversion.

On July 30, 2009, Palm Beach County and the Palm Beach County Tax Collector filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Trip Network, Inc. (d/b/a Cheaptickets.com), Internetwork Publishing Corp. (d/b/a Lodging.com), Orbitz Travel Insurance Services, LLC (d/b/a Orbitz, Inc.), Orbitz Travel Insurance Services, LLC (d/b/a Orbitz, LLC) and various other OTCs seeking a declaratory judgment that the defendants are subject to the Tourist Development Taxes imposed by the County.

On August 11, 2009, the U.S. Court of Appeals for the Second Circuit, without considering whether Nassau County, New York needed to exhaust administrative processes to sustain jurisdiction, vacated the U.S. District Court for the Eastern District of New York’s dismissal of County of Nassau v. Hotels.com, L.P., et al. and remanded the case to determine if the complaint meets the requirements for class certification under Rule 23 of the Federal Rules of Civil Procedure.

On August 31, 2009, the Circuit Court for the County of Ingham, Michigan denied the defendants’ motion to dismiss the complaint filed in County of Genesee, Michigan v. Hotels.com, L.P. et al.

On September 21, 2009, pursuant to the parties’ stipulated request for dismissal, the Superior Court for the State of California, County of Los Angeles dismissed Bush v. Cheaptickets.com, et al. with prejudice.

On September 28, 2009, in the case titled City of San Antonio, Texas v. Hotels.com, L.P., et al., the U.S. District Court for the Western District of Texas granted in part the City of San Antonio’s motion for a partial summary judgment on the defendants’ affirmative defenses of laches, waiver, estoppel, statute of limitations, ITFA and constitutional infirmities. The court denied the plaintiff’s other grounds for partial summary judgment and denied the defendants’ motion for summary judgment in its entirety. The City of San Antonio filed that class action lawsuit on behalf of itself and 172 other Texas municipalities against various online travel companies. The trial in the case began on October 5, 2009. On October 30, 2009, Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), and Internetwork Publishing Corp. (d/b/a Lodging.com) received a jury verdict finding that Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), Internetwork Publishing Corp. (d/b/a Lodging.com) and the other online travel companies, each named as defendants, have been or currently are “controlling hotels” under the local hotel occupancy tax ordinances. The jury’s verdict further found that Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a Lodging.com) did not convert any alleged tax monies belonging to the City of San Antonio or any other class member (that is, the jury found that the defendants did not collect a tax and “pocket” the tax dollars) and the jury therefore rejected the City of San Antonio’s request for punitive damages. The final amount of any judgment that may be rendered in the future against Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a Lodging.com) has not been determined. The jury’s verdict found that Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a

Lodging.com), combined, owed the City of San Antonio and the other 172 class members approximately $1.9 million in hotel occupancy taxes through May 2009. The court will conduct further proceedings, including among other things, determining the amount of any taxes, interest and penalties owed, which may be substantial. At this time, the Company is unable to estimate the final amount of any judgment that may be rendered in the future. Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a Lodging.com) intend to continue to defend themselves vigorously in this matter, including an appeal to the United States Court of Appeals for the Fifth Circuit if necessary.

On September 9, 2009, the County of Lawrence, Pennsylvania, on behalf of itself and all others similarly situated Pennsylvania Counties filed a purported class action complaint in the U.S. District Court for the Western District of Pennsylvania against various OTCs including Trip Network, Inc. (d/b/a Cheaptickets.com), Internetwork Publishing Corp. (d/b/a Lodging.com), Orbitz, Inc. and Orbitz, LLC asserting violations of the Pennsylvania Code, conversion, equitable claims of unjust enrichment, constructive trust and money had and received, and seeking a declaratory judgment.

On September 25, 2009, the Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas and all others similarly situated filed a purported class action complaint in the Circuit Court of Jefferson County, Arkansas against various OTCs including Trip Network, Inc. (d/b/a Cheaptickets.com), Internetwork Publishing Corp. (d/b/a Lodging.com) and Orbitz, LLC seeking a declaratory judgment that the defendants violated accommodations tax laws and ordinances.

On September 30, 2009, the Appellate Court of Illinois affirmed the Circuit Court of Cook County, Illinois’ December 19, 2008 order that granted Orbitz’s motion for summary judgment and denied the plaintiff’s motion for class certification in the action styled In re Orbitz Taxes and Fees Litigation.

On November 3, 2009, Florida’s Attorney General, on behalf of the State of Florida, filed a complaint in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida against Expedia, Inc., Orbitz, LLC and Orbitz, Inc. asserting violations of the Florida Deceptive and Unfair Trade Practices Act and seeking a declaratory judgment.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the third quarter of 2009:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs(b)	Plans or Programs(b)

July 1, 2009 to July 31, 2009	—	—	—	—
August 1, 2009 to August 31, 2009	324	$6.63	—	—
September 1, 2009 to September 30, 2009	—	—	—	—

Total	324	$6.63	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

(b)	During the third quarter of 2009, we did not have a publicly announced plan or program for the repurchase of our common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fourth Amendment, dated as of July 8, 2009, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport International, L.L.C. (f/k/a Galileo International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.
10.2	Second Amendment to the Second Amended and Restated Airline Charter Associate Agreement, dated as of July 7, 2009, between Orbitz, LLC and United Air Lines, Inc.
10.3	Amendment to the Orbitz Supplier Link Agreement, dated as of July 7, 2009, between Orbitz, LLC and United Air Lines, Inc.
10.4	Amendment to Employment Agreement, effective as of July 17, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford.
10.5	Letter Agreement, dated July 31, 2009, between Orbitz Worldwide, Inc. and James P. Shaughnessy.
10.6	Form of CEO Restricted Stock Unit Award Agreement.
10.7	Complimentary and Amendment Agreement, effective as of July 1, 2009, between Amadeus IT Group S.A. and ebookers Limited (incorporated by reference to Exhibit 10.1 to Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 30, 2009).
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC.

Date: November 9, 2009	By: /s/ Barney Harford Barney Harford President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2009	By: /s/ Marsha C. Williams Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2009	By: /s/ John W. Bosshart John W. Bosshart Vice President of Global Accounting and External Reporting (Principal Accounting Officer)