Form 10-K
period 2009-12-31
Orbitz Worldwide, Inc.
filed 2010-03-03
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33599
ORBITZ WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5337455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. Madison Street
Suite 1000	60661
Chicago, Illinois	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 was approximately $68 million based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange for such date.

As of February 24, 2010, 101,003,718 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be held on or about June 2, 2010 (the “2010 Proxy Statement”). The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2009.

Forward-Looking Statements

This Annual Report on Form 10-K and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements. We undertake no obligation to update any forward-looking statements in this Annual Report on Form 10-K.

The use of the words “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I

Item 1.	Business.

General Description of Our Business

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network, and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub” in this Annual Report on Form 10-K) based in Sydney, Australia, which have operations globally. We provide customers with the ability to book a comprehensive set of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

History

Orbitz, Inc. (“Orbitz”) was formed in early 2000 by American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the “Founding Airlines”). In November 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), whose online travel distribution businesses included the CheapTickets and HotelClub brands. In February 2005, Cendant acquired ebookers Limited, an international online travel brand which currently has operations in 12 countries throughout Europe (“ebookers”).

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”). We refer to this acquisition as the “Blackstone Acquisition” in this Annual Report on Form 10-K.

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and Travel Acquisition Corporation Pty. Ltd. (“HotelClub”) and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “OWW.”

At December 31, 2009 and December 31, 2008, there were 83,831,561 and 83,345,437 shares of our common stock outstanding, respectively, of which approximately 57% and 58% were beneficially owned by Travelport and investment funds that own and/or control Travelport’s ultimate parent company, respectively.

Brand Portfolio

Our brand portfolio is comprised of Orbitz, CheapTickets, The Away Network, Orbitz for Business, ebookers and HotelClub.

Orbitz

Orbitz (www.orbitz.com) is one of the leading online travel websites in the U.S. Orbitz is a full-service online travel company that offers customers the ability to book an array of travel products and services from numerous suppliers on a stand-alone basis or as part of a dynamic vacation package. These travel products and services include airline tickets, hotel rooms, car rentals, cruises, travel insurance and destination services. Dynamic vacation packages are vacation packages that include different combinations of travel products. Orbitz allows customers to search based on their preferences and then provides a comprehensive display of travel choices for any given destination. Search results are presented in our easy-to-use Matrix display that enables customers to select the price and supplier that best meet their travel needs. Orbitz also has an innovative customer care platform known as OrbitzTLC, which offers an array of proactive care services to travelers.

We have taken significant steps to improve the value proposition for customers who book on Orbitz. We launched Orbitz Price Assurancesm for airline tickets in 2008 and for hotel stays in 2009. Through Orbitz Price Assurancesm, if the price drops for an airline ticket or hotel stay booked on Orbitz and another customer subsequently books the same airline ticket or hotel stay on Orbitz for a lower price, we will automatically send the customer a cash refund for the difference up to $250 for airline tickets and up to $500 for hotel stays. Additionally, in 2009, we eliminated booking fees on most flights, significantly reduced booking fees on hotels and removed our hotel change and cancellation fees. We also introduced Total Price hotel search results, making Orbitz the only major online travel company that shows base rate, taxes and fees, and total price per night upfront on the initial search results page, improving the price transparency for consumers searching for hotels.

CheapTickets

Our CheapTickets website (www.cheaptickets.com) is a leading U.S. travel website that focuses on value-conscious customers. CheapTickets offers customers the ability to book an array of travel products and services from numerous suppliers on a stand-alone basis or as part of a dynamic vacation package, including airline tickets, hotel rooms, car rentals, cruises, travel insurance and destination services. CheapTickets also offers value-oriented promotions such as Cheap of the Week, in which special travel offers are updated on a weekly basis to provide customers with additional value.

The Away Network

The Away Network is a series of travel content websites that includes Away.com (www.away.com), Trip.com (www.trip.com), GORP.com (www.gorp.com), GORPTravel.com (www.gorptravel.com) and Lodging.com (www.lodging.com). The Away Network also hosts, maintains and develops outsideonline.com, pursuant to an agreement with Mariah Media, Inc., the publishers of Outside magazine. The Away Network provides travel inspiration, trip ideas, travel planning tools and destination content for travelers seeking information regarding specific travel interests such as adventure, family or romance trips. Supported by advertising sales and sponsorships, The Away Network provides a blend of professionally-edited articles, features, micro-sites and consumer-driven reviews. These websites also provide search capabilities for users who want to find travel choices online as well as contact information for a number of leading tour operators.

Orbitz for Business

Orbitz for Business (www.orbitzforbusiness.com) is a full-service global travel management company that provides online booking and call center support to a broad array of organizations, ranging from small businesses to Fortune 500 companies. Orbitz for Business leverages our technology, customized for corporate travelers, and provides consolidated reporting, active travel policy management and proactive customer care tools. In addition to its online booking capabilities, Orbitz for Business also offers integrated expense management tools and meeting management services.

ebookers

ebookers (www.ebookers.com) offers customers the ability to book an array of travel products and services through websites in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, the Netherlands, Norway, Sweden, Switzerland and the U.K. Customers can book travel products and services on a stand-alone basis or as part of a dynamic vacation package, including airline tickets, hotel rooms, car rentals and travel insurance. In addition to the ebookers websites, customers may also book travel through our call centers.

HotelClub

HotelClub (www.hotelclub.com), Accomline (www.accomline.com) and Asia-hotels (www.asiahotels.com) are hotel-only websites that offer customers the opportunity to book hotel stays in over 130 countries. Our RatesToGo website (www.ratestogo.com) offers customers the opportunity to book hotel stays at last-minute discounts up to four weeks in advance. On this website, customers can book hotel stays in over 80 countries.

HotelClub, Accomline and RatesToGo offer services on their websites in fifteen languages, including Simplified Chinese, Traditional Chinese, Dutch, English, French, German, Italian, Japanese, Korean, Polish, Portuguese, Russian, Spanish, Swedish and Thai.

Other Businesses

Private Label and Hosting Businesses

We license our technology and business services to third parties and offer them access to our travel content through our private label business. Using our technology platform, these partners are able to operate websites under their own brands. Our private label business helps provide the travel products that are available on a wide range of third-party websites, including a number of airline and hotel websites. We earn revenue from our private label business through revenue sharing arrangements for the travel booked on these third-party websites.

We also host and manage websites on behalf of third parties through our hosting products. As of December 31, 2009, we managed portions of American Airlines’ and Northwest Airlines’ websites. We earn revenue from our hosting business through license or fee arrangements.

Partner Marketing

Through our partner marketing programs, we generate advertising revenue by providing our partners access to our customer base through a combination of display advertising, performance-based advertising and other marketing programs. Travel companies, convention and visitor bureaus, credit card partners, media, packaged goods and other non-travel advertisers all advertise on our websites.

Merchant and Retail Models

Merchant Model

Our merchant model provides customers the ability to book air, hotel, car, destination services reservations and dynamic vacation packages. Hotel transactions comprise the majority of our merchant bookings. We generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. We may, depending upon the brand and the travel product, also charge our customers a service fee for booking their travel reservation on our websites. Generally, our net revenue per transaction is higher under the merchant model compared with the retail model due to our negotiation of net rates with suppliers. Customers generally pay us for reservations at the time of booking, which is in advance of their travel. We pay our suppliers at a later date, which generally ranges from one to sixty days after the customer uses the reservation. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. The timing difference between the cash collected from our customers and payments to our suppliers improves our operating cash flows and represents a source of liquidity for us.

We recognize net revenue under the merchant model when we have no further obligations to the customer. For merchant air transactions, this is at the time of booking. For merchant hotel transactions and merchant car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively. The timing of revenue recognition is different for merchant air travel because our primary service to the customer is fulfilled at the time of booking. In this model, we do not take on credit risk with the customer, however we are subject to fraud risk; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

When customers assemble dynamic vacation packages, we may offer the customer the ability to book a combination of travel products that use both the merchant model and the retail model. Dynamic vacation packages allow us to make products available to our customers at prices that are generally lower than booking each travel product separately. Our net revenue per transaction is generally higher for dynamic vacation packages than for travel products booked separately.

Retail Model

Our retail model provides customers the ability to book air, hotel, cruise and car rental reservations. Air transactions comprise the majority of our retail bookings. Under our retail model, we earn commissions from suppliers for airline tickets, hotel stays, car rentals and other travel products and services booked on our websites. We generally receive these commissions from suppliers after the customer uses the travel reservation. We may, depending upon the brand and the travel product, also charge our customers a service fee for booking their travel reservation on our websites. Generally, our net revenue per transaction is lower under the retail model compared with the merchant model. However, air reservations booked under the retail model contribute substantially to our overall gross bookings and net revenue due to the high volume of air reservations booked on our websites. We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and we have no further obligations to the customer. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively, net of an allowance for cancelled reservations. In the retail model, we do not take on credit risk with the customer; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

Supplier Relationships and Global Distribution Systems

Supplier Relationships

We have teams that manage relationships and negotiate agreements with our suppliers. These agreements generally cover access to the supplier’s travel inventory as well as payment for our services. Our teams cover air, hotel, car rental, cruise, travel insurance and destination services suppliers. Our teams focus on managing relationships, obtaining supplier-sponsored promotions and negotiating contracts.

The global hotel services team is responsible for negotiating agreements that provide us access to the inventory of independent hotels, chains and hotel management companies. As part of our efforts to drive global hotel transaction growth, we have increased the number of hotel market managers on our global hotel services team, particularly in Asia Pacific and Europe. With this additional staff in place, we have signed a substantial number of new direct hotel contracts, which provide us with higher margins, better hotel content and increased promotional opportunities.

Global Distribution Systems

Global distribution systems (“GDSs”) provide us access to a comprehensive set of supplier content through a single source. Suppliers, such as airlines and hotels, utilize GDSs to connect their product and service offerings with travel providers, who in turn make these products and services available to travelers for booking. Certain of our businesses utilize GDS services provided by Galileo, Worldspan and Amadeus IT Group (“Amadeus”). Under our GDS service agreements, we receive revenue in the form of an incentive payment for air, car and hotel segments that are processed through a GDS.

Galileo and Worldspan are subsidiaries of Travelport, and we have an agreement with Travelport that covers the GDS services provided by both Galileo and Worldspan. This agreement contains volume requirements for the number of segments that we must process through Galileo and Worldspan and requires us to make shortfall payments if we do not process the required minimum number of segments for a given year. As a result, a significant portion of our GDS services are provided by Travelport GDSs. For the year ended December 31, 2009, we recognized $112 million of incentive revenue for segments processed through Galileo and Worldspan, which accounted for more than 10% of our total net revenue.

Operations and Technology

Systems Infrastructure and Web and Database Servers

We use SAVVIS co-location services in the U.S. to host our systems infrastructure and web and database servers for Orbitz, CheapTickets, The Away Network, Orbitz for Business and ebookers. The majority of our hardware and other equipment is located at the SAVVIS facility. SAVVIS provides data center management services as well as emergency hands-on support. In addition, we have our own dedicated staff on-site at the facility. If SAVVIS was unable, for any reason, to support our primary web hosting facility, we have a secondary facility through Verizon Business, which is also located in the U.S.

We use Global Switch services in the U.K. to host our systems infrastructure and web and database servers for ebookers legacy systems and for HotelClub. The arrangement with Global Switch is similar to the arrangement described above with SAVVIS.

Systems Platform

Our systems platform enables us to deconstruct the segment feeds from our GDS partners for air flight searches and then reassemble these segments for cost-effective and flexible multi-leg itineraries. We also have the ability to connect to and book air travel directly on certain airlines’ internal reservation systems through our supplier link technology. Our easy-to-use Matrix display allows customers to simultaneously view these various travel options so that they can select the price and supplier that best meet their travel needs. In addition, our dynamic packaging technology enables travelers to view multiple combinations of airlines, hotels and other travel products and allows them to assemble a customized vacation package that is generally more flexible and less expensive than booking each travel product separately.

We have technology operations teams dedicated to ensuring that our websites operate efficiently. These teams monitor our websites as well as the performance and availability of our third party service providers and coordinate major releases of new functionality on our websites. These teams also developed and implemented our new technology platform that currently supports our ebookers brand portfolio in Europe. We expect to begin migrating our domestic brands onto this platform in 2010.

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

Fraud Prevention System

We have an internally-developed fraud prevention system that enables us to detect fraudulent bookings and reduce the costs associated with fraud detection and prosecution. The system automates many functions and prioritizes suspicious transactions for review by fraud analysts within our fraud prevention team.

Marketing

We utilize a combination of online and traditional offline marketing. Our sales and marketing efforts primarily focus on increasing brand awareness and driving visitors to our websites. Our long-term success will depend on our ability to continue to increase the overall number of booked transactions in a cost-effective manner.

We use various forms of online marketing to drive traffic to our websites, including search engine marketing (“SEM”), display advertising, affiliate programs and email marketing. We also generate traffic and transactions from certain travel research websites and meta-search travel websites. We are actively pursuing strategies to improve our online marketing efficiency. These strategies include increasing the amount of traffic coming to our websites through search engine optimization (“SEO”) and customer relationship management (“CRM”) and improving the efficiency of our SEM and travel research spending. We also use traditional broadcast advertising to focus on brand differentiation and to emphasize distinct features of our businesses that we believe are valuable to our customers.

We have a dedicated marketing team that focuses on generating leads and building relationships with corporate travel managers. Our sales team includes experienced corporate travel managers and is qualified to assist organizations in choosing between the variety of corporate booking products that are offered under our Orbitz for Business brand.

Intellectual Property

We regard our technology and other intellectual property, including our brands, as a critical part of our business. We protect our intellectual property rights through a combination of copyright, trademark and patent laws and trade secret and confidentiality procedures. We have a number of trademarks, service marks and trade names that are registered or for which we have pending registration applications or common law rights. These include Orbitz, Orbitz Matrix, Flex Search, OrbitzTLC, OrbitzTLC Mobile Access, the Orbitz design and the stylized “O.” We have six issued U.S. patents. Three of these patents relate to a system and method for receiving and loading fare and schedule data that allows us to search for air fares. These patents are scheduled to expire on December 11, 2021, April 1, 2022 and November 10, 2024, respectively. The fourth patent relates to a method of searching for travel products from multiple suppliers and creating vacation packages. This patent is scheduled to expire on April 18, 2020. The fifth patent relates to a system and method for gathering and analyzing data related to travel conditions and generating and sending a message explaining the travel conditions to one or more travelers. This patent is scheduled to expire on May 10, 2023. The sixth patent relates to a system and method of creating a matrix display having neighborhood categories with interactive maps displayed. This patent is scheduled to expire on January 23, 2026. At December 31, 2009, we had fourteen pending patent applications in the U.S. Through these patent applications, we are seeking patent rights in several areas of our online travel services technology. These areas include technology related to our process for searching using multiple data providers, our process for synchronizing passenger name and record data, our supplier link and related booking technology, our system for searching for itineraries based on flexible travel dates, our Deal Detector functionality, our system for enabling a user to book travel via a guest registration, our system enabling a traveler to share information about travel conditions in real-time, and our system for replicating data and changes between databases.

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

At the time of the IPO, we entered into a Master License Agreement with Travelport, which gives Travelport licenses to use certain of our intellectual property going forward, including:

•	our supplier link technology;

•	portions of ebookers’ booking, search and dynamic packaging technologies;

•	certain of our products and online booking tools for corporate travel;

•	portions of our private label dynamic packaging technology; and

•	our extranet supplier connectivity functionality.

The Master License Agreement granted us the right to use a corporate online booking product developed by Travelport. We have entered into a value added reseller license with Travelport for this product.

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

Industry Conditions

General

The worldwide travel industry is a large and dynamic industry that has been characterized by rapid and significant change. The global economy experienced a prolonged recession during 2008 and 2009 that significantly impacted the overall travel industry. The weakening economy caused unemployment rates to rise and lowered consumer confidence which, in turn, has resulted in changes to consumer spending patterns, including reduced spending on discretionary items, such as travel.

While the overall travel market declined in 2009 due to the weakened economy, the decline in the online travel market has not been as sharp. In an effort to drive demand to their websites, online travel companies (“OTCs”) significantly improved their value propositions for customers during 2009 by eliminating or reducing booking and certain other fees, which enabled OTCs to better compete with suppliers for market share.

We compete in various geographic markets, with our primary markets being the United States, Europe and Asia Pacific. Within the United States, the most mature of the global travel markets, the growth rate of online travel bookings has slowed due to both the maturity of the market and the weak economy. According to PhoCusWright, an independent travel, tourism and hospitality research firm, the online travel booking penetration rate in the United States reached 52% in 2009. We are one of the market leaders within the United States due to our strength in the air business, which we are leveraging to gain market share in the global hotel marketplace. Internationally, the European and Asia Pacific markets are characterized by their high level of fragmentation, particularly in the hotel industry. Both the European and Asia Pacific markets continue to benefit from increases in internet usage rates and growing acceptance of online booking, which has partially offset the negative effects of the weak economy. In Europe, we have historically lacked scale relative to our competitors. In 2008, we completed the migration of all of our ebookers websites onto our new technology platform, which we believe will help us increase our scale and improve our competitive position in Europe over time. Growth in the Asia Pacific market is one of our primary focuses for 2010, as it represents a region with significant growth opportunity where our competition is not as entrenched. According to PhoCusWright, the online travel booking penetration rates for Europe and Asia Pacific were 35% and 20%, respectively for 2009.

Competition

The general market for travel products and services is intensely competitive. The online travel industry generally has low barriers of entry and competitors can launch new websites at a relatively low cost. Our current competitors include online travel companies, traditional offline travel companies, suppliers, travel research companies, search engines and meta-search companies. In addition, we compete internationally with smaller regional operators. The companies that we compete with include the following:

•	Among online travel companies, our major competitors primarily include expedia.com, hotels.com, hotwire.com and venere.com, which are owned by Expedia, Inc.; travelocity.com and lastminute.com, which are owned by Sabre Holdings Corporation; priceline.com, bookings.com and agoda.com, which are owned by priceline.com Incorporated; opodo.com, which is owned by Amadeus; rakuten.com, which is owned by Rakuten, Inc.; and wotif.com and asiawebdirect.com, which are owned by Wotif.com Holdings Limited.

•	In the offline travel company category, our largest competitors include companies such as Liberty Travel, Inc., American Express Travel Related Services Company, Inc., Thomas Cook Group PLC and TUI Travel PLC.

•	We compete with suppliers, such as airlines, hotel and rental car companies, many of which have their own branded websites and toll-free numbers through which they generate business.

•	We compete with travel research companies such as TripAdvisor LLC and Travelzoo Inc., through which consumers can access content such as user-generated travel reviews. Travel research companies also send customers to the websites of suppliers and our direct competitors.

•	We compete with search engines including Google, Bing, Yahoo! and AOL and meta-search companies such as Kayak. Search and meta-search websites are capable of sending customers to the websites of suppliers and our direct competitors.

Suppliers have increasingly focused on distributing their products through their own websites in lieu of using third parties. Suppliers who sell on their own websites offer advantages such as their own bonus miles or loyalty points, which may make their offerings more attractive than our offerings to some consumers.

Factors affecting our competitive success include price, availability of travel products, ability to package travel products across multiple suppliers, brand recognition, customer service and customer care, fees charged to customers, ease of use, accessibility, reliability and innovation.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book leisure travel rather than business travel. Gross bookings for leisure travel are generally highest in the first half of the year as customers plan and book their spring and summer vacations. However, net revenue generated under the merchant model is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third calendar quarters. Our seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the growth of our international operations or a change in our product mix.

Company Strategy

Our strategic focus for 2010 is on driving global hotel transaction growth, supporting our mission to become one of the three primary hotel platforms globally. Specifically, we think of our activities as they relate to hotels as falling into three areas: demand, supply and retailing.

Demand

We are focused on generating demand through both business-to-consumer and business-to-business channels. In 2010, we intend to further increase brand awareness and loyalty such that consumers come directly to our websites to book their travel. We are also focused on continuing to optimize our search engine marketing spending to drive consumers to our websites in a cost effective manner. We are actively pursuing strategies to increase the amount of traffic coming to our websites through SEO, CRM, our private label business and our corporate travel business, Orbitz for Business.

Supply

We are focused on working with our suppliers to provide customers the ability to book a broad range of highly competitive travel products and services on our websites. We are investing in enhanced hotel connectivity and infrastructure solutions in 2010. We also intend to expand our supply footprint in markets where online penetration is low.

Retailing

We are focused on ways to improve our ability to convert website visitors into customers. We plan to enhance the customer shopping experience on our websites by developing new tools and technologies to help users research options, improving the quality of the hotel content we make available (such as editorial descriptions, photographs and user-generated reviews) and through the development of systems and technology that will allow us to use historical data to provide customers with more relevant search results. We also intend to build upon our existing telesales capabilities to drive volume for higher margin travel products.

Employees

As of February 24, 2010, we had approximately 1,400 full-time employees, more than half of whom were based in the U.S. and the remaining were based primarily in Australia and the U.K. We believe we have a good relationship with our employees. We outsource some of our technology support, development and customer service functions to third parties. Additionally, we utilize independent contractors to supplement our workforce.

Company Website and Public Filings

We maintain a corporate website at corp.orbitz.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or other reports we file with or furnish to the Securities and Exchange Commission (“SEC”). Our filings with the SEC are provided to the public on our Investor Relations website, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Other information regarding our corporate governance, such as our code of conduct, governance guidelines and charters for our board committees, is also available on our Investor Relations website (www.orbitz-ir.com). In addition, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

We also use our Investor Relations website (www.orbitz-ir.com) to make information available to our investors and the public. Investors and other interested persons can sign up to receive email alerts whenever we post new information to the website.

Executive Officers of the Registrant

Barney Harford, age 38, is our President and Chief Executive Officer and also serves as a director and as a member of the executive committee of our board of directors. Prior to joining the Company in January 2009, Mr. Harford served in a variety of roles at Expedia, Inc. from 1999 to 2006. From 2004 to 2006, he served as President of Expedia Asia Pacific. Prior to 2004, Mr. Harford served as Senior Vice President of Air, Car & Private Label and led Expedia’s corporate development, strategic planning and investor relations functions. He joined Expedia in 1999 as a product planner. Mr. Harford currently serves on the board of directors of GlobalEnglish Corporation, LiquidPlanner, Inc. and Orange Hotel Group. He holds an M.B.A. from INSEAD and a Master of Arts degree in Natural Sciences from Clare College, Cambridge University.

Marsha C. Williams, age 58, serves as Senior Vice President, Chief Financial Officer, having served in that capacity since July 2007. From August 2002 to February 2007, Ms. Williams served as Executive Vice President and Chief Financial Officer of Equity Office Properties Trust, the nation’s largest owner and operator of office buildings. From May 1998 to August 2002, Ms. Williams was the Chief Administrative Officer of Crate and Barrel. Ms. Williams served as Vice President of Amoco Corporation from December 1997 until April 1998 and Treasurer of Amoco Corporation from October 1993 until April 1998, as well as in other capacities and positions from November 1989 until October 1993. From 1988 to 1989, Ms. Williams was Vice President and Treasurer of Carson Pirie Scott & Co., and from 1973 to 1988, Ms. Williams served in various positions with First National Bank of Chicago, including Vice President and Head, Retailing Companies Division. Ms. Williams currently serves on the board of directors of Chicago Bridge & Iron Company, Modine Manufacturing Company, The Davis Funds and Fifth Third Bancorp. Ms. Williams previously served on the board of directors of the Selected Funds. Ms. Williams earned an M.B.A. from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Wellesley College.

Michael J. Nelson, age 43, serves as President, Partner Services Group, responsible for partner services and customer operations on a global basis since July 2009. Prior to his current role, Mr. Nelson served as our Chief Operating Officer, and prior to becoming Chief Operating Officer in 2007, Mr. Nelson had been responsible for managing our international operations, which at the time included ebookers, Flairview (now known as HotelClub) and Travelbag, an offline travel subsidiary. Mr. Nelson joined the Company in 2001, and his diverse operating experience within the Company includes supplier relations, revenue management, finance, product management and project management. Prior to joining the Company, Mr. Nelson spent 10 years in finance and marketing at: Deluxe Corporation from 1998 to 2001, Diageo/Pillsbury from 1993 to 1998 and Arthur Andersen from 1989 to 1992. Mr. Nelson has an M.B.A. from the University of Minnesota and a Bachelor of Science degree in Accounting from the University of Minnesota.

Frank A. Petito, age 42, has served as President, Orbitz for Business since June 2009. Mr. Petito joined the Company in 2002 and previously served as Senior Vice President of Corporate Development and was responsible for overseeing the Company’s corporate development function as well as its investor relations function. Prior to joining the Company, Mr. Petito was a Vice President in the mergers and acquisitions group of Hambrecht & Quist, a technology-focused investment bank in San Francisco. Mr. Petito also worked as an investment banker for Roberts Capital Markets in Buenos Aires, Argentina, and at Morgan Stanley in New York and Los Angeles. From 1999 to 2001, Mr. Petito was Chief Financial Officer of Unexplored, Inc., a start-up travel company based in San Francisco, which filed for bankruptcy in 2001. Mr. Petito earned an M.B.A. from Stanford University and a Bachelor of Arts degree from Princeton University.

James P. Shaughnessy, age 55, serves as Senior Vice President, Chief Administrative Officer and General Counsel, and is responsible for managing the Company’s legal and government affairs departments as well as the Company’s shared services, including corporate communications, human resources and security and compliance. Mr. Shaughnessy joined the Company in June 2007. Prior to joining the Company, Mr. Shaughnessy was Senior Vice President & General Counsel of Lenovo Group Ltd., which he joined in July 2005. Mr. Shaughnessy’s prior experience includes service as Senior Vice President, General Counsel and Secretary of PeopleSoft, Inc. and in senior legal positions with Hewlett-Packard, Compaq and Digital Equipment Corporation. Prior to joining Digital, Mr. Shaughnessy worked with the Congloeum group of companies and was in private practice in

Washington, D.C. Mr. Shaughnessy received a Bachelor of Science degree from Northern Michigan University and a J.D. and a Masters of Public Policy from the University of Michigan.

Item 1A.	Risk Factors.

Our results of operations and financial condition have been and may continue to be substantially and adversely impacted by the economic downturn and our level of indebtedness increases our sensitivity to this risk.

While we have seen recent improvement in consumer spending, the global economy continues to suffer following the deterioration in the capital markets and related financial crisis in the second half of 2008. Both our customers and suppliers have felt the impact of this downturn. Several U.S. airlines have implemented capacity reductions in the face of slowing customer demand and are under increased pressure to reduce their overall distribution costs. The weakness in the economy has also negatively impacted consumer spending patterns, including spending on travel. If consumer demand for travel and the products offered on our websites continues to decrease, our revenue may decline further.

If economic conditions do not continue to improve, or worsen, our results of operations and financial condition could be materially adversely impacted. In addition, a substantial or prolonged material adverse impact on our results of operations and financial condition could affect our ability to satisfy the financial covenants in our senior secured credit agreement, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or the acceleration of the maturity of amounts that are outstanding under our term loan and revolving credit facility. The cost of our obtaining an amendment or waiver could be significant, and could substantially increase our cost of borrowing over the remaining term of our senior secured credit agreement. Further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our term loan and revolving credit facility would become immediately due and payable.

Our liquidity has been, and may continue to be, negatively impacted.

The weak and volatile conditions in the global financial markets and financial sector caused a substantial deterioration in the capital markets in late 2008 and early 2009. We experienced the negative effects of this instability when Lehman Commercial Paper Inc. (“LCPI”) filed for bankruptcy in October 2008. LCPI held a $12.5 million commitment under our revolving credit facility, and its bankruptcy effectively reduced the total availability under our revolving credit facility from $85 million to $72.5 million. In the last half of 2009, the capital markets improved and in January 2010, PAR Investment Partners, L.P. (“PAR”) exchanged $50 million aggregate principal amount of term loans outstanding under our senior secured credit agreement for 8,141,402 shares of our common stock, and Travelport concurrently purchased 9,025,271 shares of our common stock for $50 million in cash, which has improved our overall liquidity. Nevertheless, in the future, we may require more liquidity than is available to us under our revolving credit facility as a result of changes in our business model, changes to payment terms or other supplier or regulatory agency-imposed requirements, lower than anticipated operating cash flows or other unanticipated events, such as unfavorable outcomes in our legal proceedings. The liquidity provided by cash flows from our merchant model bookings could be reduced if our suppliers, including credit card processors and hotels, changed their payment terms or imposed other requirements on us, or if our merchant model bookings declined as a result of current economic conditions or other factors.

If in the future, we require more liquidity than is available to us under our revolving credit facility, we cannot be certain that funding would be available to us or be available on attractive or acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to take advantage of potential business opportunities or respond to competitive pressures, which in turn could have a material adverse impact on our results of operations and liquidity.

Our business and results of operations could be adversely affected if the financial condition of one or more of our major suppliers, including airlines and car rental companies, deteriorates or restructures its operations.

In the past several years, several major airlines have filed for bankruptcy protection, recently exited bankruptcy or discussed publicly the risks of bankruptcy. In addition, the economic downturn has severely impacted the automobile industry, including car rental companies. We depend on a relatively small number of airlines for a significant portion of our net revenue. Our car net revenue is also generated from a relatively small number of car rental companies. As a result of this dependence, our business and results of operations could be adversely affected if the financial condition of one or more of the major airlines or car rental companies were to deteriorate or in the event of supplier consolidation in either of these industries. Potential bankruptcies and consolidation in our suppliers’ industries could result in capacity reductions and increased prices, which may in turn have a negative impact on demand for travel products.

The travel industry is highly competitive, and we may not be able to effectively compete in the future.

We operate in the highly competitive travel industry. Our success depends, in large part, upon our ability to compete effectively against numerous competitors, including other online travel companies, traditional offline travel companies, suppliers, travel research companies, search engines and meta-search companies, several of which have significantly greater financial, marketing, personnel and other resources than we have. Factors affecting our competitive success include price, availability of travel products, ability to package travel products across multiple suppliers, brand recognition, customer service and customer care, fees charged to customers, ease of use, accessibility, reliability and innovation. If we are not able to compete effectively against our competitors, our business and results of operations may be adversely affected.

Suppliers have increasingly focused on distributing their products through their own websites, which typically do not charge customers a booking or service fee. In addition, search and meta-search sites have grown in popularity and may drive more traffic directly to the websites of suppliers or competitors. In response, during 2009, certain online travel companies, including us, reduced or eliminated booking fees on retail airline tickets and hotel stays and removed hotel change and cancellation fees. Although we were able to mitigate the resulting loss of revenue in 2009 by improving our operating and marketing efficiency, there is no assurance that we will be able to continue to absorb the full impact of the elimination of fees in the future. Our results of operations could be negatively affected if competitive dynamics in the industry caused us to further reduce or eliminate the service fees we charge our customers. If we are unable to implement further changes to our business in an effort to absorb the continuing impact of the reduction or elimination of these fees or are unable to increase revenue from other sources, our business, financial condition and results of operations would suffer.

Our revenue is derived from the travel industry and a prolonged substantial decrease in travel volume, particularly air travel, as well as other industry trends, have and continue to adversely affect our business, financial condition and results of operations.

Our revenue is derived from the worldwide travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel volume, and is therefore significantly impacted by declines in or disruptions to travel in the U.S., Europe and the Asia Pacific region due to factors entirely outside of our control. These factors, which contributed in part to the 15% decline in our net revenue in 2009 compared with 2008, include:

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

If there is a prolonged substantial decrease in travel volumes, particularly for air travel and hotel stays, for these or any other reasons, it would have an adverse impact on our business, financial condition and results of operations.

We carry significant goodwill and indefinite-lived intangible assets on our consolidated balance sheets, and if a future impairment were to occur based on a decline in our stock price, projected results of operations, cash flows from operations or otherwise, we may be required to record a significant charge against earnings.

During the years ended December 31, 2009 and December 31, 2008, in response to changes in the economic environment and the prolonged decline in our market capitalization, we recorded non-cash impairment charges of $250 million and $210 million, respectively, related to our goodwill and $82 million and $74 million, respectively, related to our indefinite-lived intangible assets. As of December 31, 2009, after giving effect to these impairment charges, we had goodwill and indefinite-lived intangible assets of $868 million, which represented approximately 67% of our total consolidated assets. Under generally accepted accounting principles, goodwill and indefinite-lived intangible assets must be tested for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. Factors that could indicate that our goodwill or indefinite-lived intangible assets may be impaired include a prolonged decline in our stock price and market capitalization, lower than projected operating results and cash flows and slower growth rates in our industry. Due to the current economic uncertainty and other factors, we cannot predict whether our goodwill and indefinite-lived intangible assets will be further impaired in future periods or whether a significant charge against our earnings may be required, which could be higher than the charges recorded during 2009 and 2008. If we are required to record an impairment charge for our goodwill and indefinite-lived intangible assets in the future, this would adversely impact our results of operations.

We have a significant amount of indebtedness, which could limit the manner in which we operate our business.

As of December 31, 2009, we had approximately $619 million of outstanding borrowings under our senior secured credit agreement, which was reduced to $527 million as a result of the debt-equity exchange we completed with PAR and the repayment of outstanding borrowings on our revolving credit facility in January 2010. Our substantial level of indebtedness could result in the following:

•	it may impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	it reduces the funds available to us for purposes such as potential acquisitions and capital expenditures because we are required to use a portion of our cash flows from operations to make debt service payments;

•	it puts us at a competitive disadvantage because we have a higher level of indebtedness than some of our competitors and reduces our flexibility in planning for, or responding to, changing conditions in the economy or our industry, including increased competition; and

•	it may make us more vulnerable to general economic downturns and adverse developments in our business.

The credit agreement requires us to maintain a minimum fixed charge coverage ratio and to not exceed a maximum total leverage ratio, which declines through March 31, 2011. If we fail to comply with these covenants and we are unable to obtain a waiver or amendment, our lenders could accelerate the maturity of all amounts outstanding under our term loan and revolving credit facility and could proceed against the collateral securing this indebtedness. If this were to occur, there is no assurance that alternative financing would be available to us or at favorable terms, particularly in the wake of the current economic environment.

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

As of December 31, 2009, approximately $59 million of letters of credit were issued by Travelport on our behalf. Under the terms of the Separation Agreement, as amended, Travelport has agreed to issue and renew letters of credit on our behalf through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined therein) own at least 50% of our voting stock. Travelport’s obligation to issue letters of credit on our behalf is subject to certain further conditions, including a $75 million limitation on the aggregate amount of letters of credit that Travelport is required to issue on our behalf at any given point in time. If we do not have a separate letter of credit facility in place if or when Travelport is no longer obligated to issue letters of credit on our behalf, or if we exceed the $75 million limitation or if we require letters of credit denominated in foreign currencies, we would be required to issue letters of credit under our revolving credit facility, which could significantly reduce our borrowing capacity under our revolving credit facility. As of December 31, 2009, we had the equivalent of $5 million of outstanding letters of credit issued under our revolving credit facility, which were denominated in Pounds Sterling.

Certain of our international subsidiaries have a history of significant operating losses, and our inability to improve their scale and profitability could adversely affect our business and results of operations.

We have historically incurred significant operating losses at our international subsidiaries and may continue to experience operating losses in the future, particularly since we expect to continue to incur high levels of marketing and other expenses in order to expand our international operations. As a result, we have made, and may continue to make, significant investments in our international operations by using a portion of the cash flow generated from our domestic operations or making additional borrowings under our revolving credit facility. There can be no assurance that our international subsidiaries will be profitable in the future or that any profits generated by them will be sufficient to recover our investments in them.

The profitability of our international subsidiaries depends to a large extent on the scale of their operations. If we fail to achieve the desired scale, we may not be able to effectively compete in the global marketplace and our business and results of operations may be adversely affected.

Our international operations are subject to additional risks not encountered when doing business in the U.S., including foreign exchange risk, and our exposure to these risks will increase as we expand our international operations.

With employees in approximately 20 countries outside the U.S., we generated 21% of our net revenue for the year ended December 31, 2009 from our international operations. We are subject to certain risks as a result of having international operations and from having operations in multiple countries generally, including:

•	difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management infrastructure in various countries;

•	differences and unexpected changes in regulatory requirements and exposure to local economic conditions;

•	limits on our ability to enforce our intellectual property rights and increased risk of piracy;

•	preference of local populations for local providers;

•	restrictions on the repatriation of non-U.S. investments and earnings back to the U.S., including withholding taxes imposed by certain foreign jurisdictions;

•	diminished ability to legally enforce our contractual rights; and

•	currency exchange rate fluctuations.

To the extent we are not able to effectively mitigate or eliminate these risks, our results of operations could be adversely affected.

Further, our international operations require us to comply with a number of U.S. and international regulations, including, among others, the Foreign Corrupt Practices Act (“FCPA”). Any failure by us to adopt appropriate compliance procedures to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

Our ability to attract, train and retain executives and other qualified employees is critical to our results of operations and future growth.

We depend substantially on the continued services and performance of our key executives, senior management and skilled personnel, particularly our professionals with experience in our industry and our information technology and systems. Any of these individuals may chose to terminate their employment with us at any time. The specialized skills we require can be difficult and time-consuming to acquire and, as a result, these skills are often in short supply. A significant period of time and expense may be required to hire and train replacement personnel when skilled personnel depart the Company. Our inability to hire, train and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations or prospects for future growth.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservations, communications, procurement and administrative systems. Certain of our businesses also utilize third-party fare search solutions and GDSs or other technologies. As our operations grow in both size and scope, we must continuously improve and upgrade our systems and infrastructure to offer our customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving industry standards while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings and the changing demands of the marketplace. In particular, expanding our systems and infrastructure to meet any potential increases in business volume will require us to commit additional financial, operational and technical resources before those increases materialize, with no assurance that they actually will. Furthermore, our use of this technology could be challenged by claims that we have infringed upon the patents, copyrights or other intellectual property rights of others.

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

In addition, we rely on a group of business process outsourcing companies located in various countries to provide us with call center and telesales services, back office administrative services such as ticketing fulfillment, hotel rate loading and quality control and information technology services, as well as financial services such as accounts payable processing and bank reconciliations. Any interruption in these third-party services could have a material adverse effect on us.

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

We depend on our supplier and partner relationships and adverse changes in these relationships or our inability to enter into new relationships could negatively affect our access to travel offerings and reduce our revenue.

We rely significantly on our relationships with airlines, hotels and other suppliers and travel partners. Adverse changes in any of these relationships, or the inability to enter into new relationships, could negatively impact the availability and competitiveness of travel products offered on our websites. Our arrangements with suppliers and other travel partners may not remain in effect on current or similar terms, and the net impact of future pricing or revenue sharing options may adversely impact our revenue. For example, our suppliers and other travel partners could attempt to terminate or renegotiate their agreements with us on more favorable terms to them, which could reduce the revenue we generate from those agreements. The significant reduction by any of our major suppliers or travel partners in their business with our companies for a sustained period of time or their complete withdrawal of doing business with us could have a material adverse effect on our business, financial condition and results of operations.

In addition, we currently depend on one of Travelport’s businesses, Gullivers Travel Associates (“GTA”), for access to hotel inventory in certain international regions while we work to increase our own direct relationships with hotel suppliers in these regions. If we are unable to successfully establish direct relationships with hotel suppliers or to replace our access to hotel inventory currently provided by GTA in a timely manner or on comparable terms, we may not be able to operate our business effectively, and our financial performance may suffer.

Our arrangements with the airlines generally do not require the airlines to provide any specific quantity of airline tickets or to make tickets available for any particular route or at any particular price. In addition, certain airlines may terminate their agreements with us for any reason or no reason prior to the scheduled expiration date upon thirty days’ prior notice. The significant reduction on the part of any of our major suppliers of their participation with us for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, financial condition and results of operations.

Our relationships with the airlines may be impacted by developments in the airline industry, such as increasing consolidation or shifts in market share from full-service to low-cost carriers. Some low-cost carriers, such as Southwest Airlines, have not historically distributed their tickets through third-party intermediaries. Because our GDS service agreement with Travelport limits our ability to modify our existing agreements with the airlines or to enter into new, direct distribution arrangements, we may have limited flexibility to respond to developments in the airline industry, and we may be forced to forgo new partnering opportunities. See “We are dependent on Travelport for our GDS services” below. The limitations imposed by the GDS service agreement may place us at a competitive disadvantage and could negatively impact our business and results of operations.

Our business and financial performance could be negatively impacted by adverse tax events.

New sales, use, occupancy or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Such enactments could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties and/or interest for past amounts deemed to be due. In addition, our revenue may decline because we could have to charge more for our products and services.

New, changed, modified or newly interpreted or applied tax laws could also increase our compliance, operating and other costs, as well as the costs of our products or services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

We also have a $37 million receivable included in our consolidated balance sheets at December 31, 2009 and December 31, 2008 related to amounts due to us from Cendant (now Avis Budget Group, Inc.) for a portion of the tax sharing liability with the Founding Airlines. Cendant is obligated to pay us this amount when it receives the tax benefit. If we were, in the future, to determine that all or a portion of this receivable is not collectable, the portion of this receivable that was no longer deemed collectable would be charged to expense in our consolidated statements of operations.

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

In the processing of customer transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information, that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if domestic or international legislation or regulations are expanded to require changes in our business practices, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business.

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

We are involved in various legal proceedings, including, but not limited to, actions relating to intellectual property, in particular patent infringement claims against us, tax matters, employment law and other negligence, breach of contract and fraud claims, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions may be both time consuming and expensive. If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. In addition, historically, our insurers have reimbursed us for a significant portion of costs we incurred to defend the hotel occupancy tax cases. If in the future these costs are reimbursed at a lower rate, or not at all, our results of operations would be adversely impacted.

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

Currently, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially own approximately 56% of our outstanding common stock and therefore, indirectly control us and all of our subsidiaries. As a result of this ownership, Travelport’s controlling holders are entitled to nominate and elect all of our directors and own sufficient shares to determine the outcome of any actions requiring the approval of our stockholders, including adopting most amendments to our certificate of incorporation and approving or rejecting proposed mergers, significant new investments or divestments or sales of all or substantially all of our assets.

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

Jeff Clarke serves as Chairman of our Board of Directors, while retaining his role as President, Chief Executive Officer and Director of Travelport. The fact that Mr. Clarke holds positions with both Travelport and us could create, or appear to create, potential conflicts of interest for him when he faces decisions that may affect both Travelport and us. In addition, Mr. Paul C. Schorr IV, who is a senior managing director at The Blackstone Group, and Mr. William J.G. Griffith, who is a general partner of TCV, both currently serve on the board of directors of Travelport and serve on our board of directors. The fact that Mr. Schorr and Mr. Griffith hold positions with their respective entities, Travelport and us, could create, or appear to create, potential conflicts of interest when they face decisions that may affect two or more of these entities. In addition, Jill A. Greenthal, who is a senior advisor in the Private Equity Group of The Blackstone Group, currently serves on our board of directors. Affiliates of The Blackstone Group exercise control over Travelport’s ultimate parent company and therefore, the fact that Ms. Greenthal holds a position with The Blackstone Group could create, or appear to create, a potential conflict of interest when she faces decisions that affect both Travelport and us.

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

Because of their former positions with Travelport or its subsidiaries, certain members of our senior management team have equity interests in Travelport’s ultimate parent company, some of which may be significant relative to their total assets. Continued ownership by our officers of these interests creates, or may create, the appearance of conflicts of interest when these officers are faced with decisions that could have different implications for Travelport than the decisions have for us. Potential conflicts of interest could arise in connection with the resolution of any dispute between Travelport and us regarding the terms of commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if we enter into any other commercial arrangements with Travelport in the future.

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

We are party to a Master License Agreement with Travelport that governs each of our and Travelport’s rights to use certain of the other’s intellectual property. The master license agreement permits Travelport and its affiliates to use and, in some cases, to sublicense to third parties certain of our intellectual property, including:

•	our supplier link technology;

•	portions of ebookers’ booking, search and dynamic packaging technologies;

•	certain of our products and online booking tools for corporate travel;

•	portions of our private label dynamic packaging technology; and

•	our extranet supplier connectivity functionality.

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

Our corporate headquarters are located in leased office space in Chicago, Illinois. We also lease office space for our ebookers brand portfolio in various countries, including the U.K., Finland, Germany, the Netherlands, Sweden and Switzerland. In addition, we lease office space for our HotelClub brand portfolio, primarily in Sydney, Australia. We believe that our existing facilities are adequate to meet our current requirements and that additional space will be available as needed to accommodate any further expansion of our business.

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

Consumer Class Actions

In re Orbitz Taxes and Fees Litigation.  On May 24, 2005, a consolidated class action complaint was filed in the Circuit Court of Cook County, Illinois against Orbitz, LLC, Orbitz, Inc. and Cendant, Inc. This case purports to be a national class action brought by persons who paid a fee in connection with paying for a hotel room through the Orbitz website from March 19, 2003 to the present. The plaintiff also seeks actual damages, attorneys’ fees, costs, interest and penalties on behalf of the purported class. On May 31, 2006, the Court dismissed Cendant from this case for a second time, and dismissed all of the claims except for the Consumer Fraud and Deceptive Business Practices Act claim. On May 30, 2007, the plaintiff filed a motion for leave to file a Third Consolidated Amended Class Action Complaint. This most recent complaint only asserts a claim under the Illinois Consumer Fraud and Deceptive Business Practices Act and names only one class representative, an Illinois resident. The plaintiff alleges that Orbitz failed to provide proper disclosures to consumers relating to fees charged by Orbitz when the consumer is booking a hotel room through the Orbitz website. Orbitz is also alleged to have misled consumers by failing to break out the exact amount of the service fee in the taxes and fees line displayed to consumers before the booking is complete. On June 26, 2007, the plaintiff filed a motion seeking an order certifying the action as a nationwide class action. On that same date, Orbitz filed a motion for summary judgment. At the close of the December 19, 2007 hearing on both motions, the Court denied the plaintiff’s motion for class certification and granted summary judgment in favor of Orbitz. On January 17, 2008, the plaintiff filed its Notice of Appeal. On September 30, 2009, the Appellate Court of Illinois affirmed the Circuit Court’s December 19, 2007 order granting summary judgment in favor of Orbitz and denied the plaintiff’s motion for class certification. On January 27, 2010, the Illinois Supreme Court denied the plaintiff’s Petition for Leave to File an Appeal, concluding this matter.

Ronald Bush, et al. v. CheapTickets, Inc., et al.  On February 17, 2005, a class action complaint was filed in the Superior Court of the State of California, County of Los Angeles on behalf of all Californians who were assessed a “Taxes/Fees” charge when paying for a hotel, motel, or resort room through the defendants’ websites. The complaint was brought against a number of Internet travel companies, including Trip Network, Inc. (d/b/a CheapTickets), Cendant Corporation, Orbitz, Inc., and Orbitz, LLC. The plaintiffs’ claims are based on allegations that the defendants charged for taxes that were not legitimate in that they were not required by the taxing authorities to be collected. The plaintiffs also allege that the defendants failed to disclose this improper practice. The plaintiffs seek an order certifying the action as a class action, actual damages, punitive damages, restitution and/or disgorgement, attorneys’ fees, costs, interest, and injunctive relief. On October 15, 2008, the plaintiffs filed a second amended complaint removing all other Internet travel companies except for Trip Network, Inc., Orbitz, Inc., and Orbitz, LLC and adding “Orbitz Worldwide.” The second amended complaint asserts claims under the California Business and Professions Code and the Consumers Legal Remedies Act, breach of contract and breach of the implied covenant of good faith and fair dealing. On August 22, 2008, the defendants filed a motion seeking a stay of all further proceedings pending final determination of the appeal in the In re Orbitz Taxes and Fees Litigation case described above. On October 10, 2008, the court granted the motion to stay as to the claims asserted against Orbitz, Inc. and Orbitz, LLC, but denied it as to the claims asserted against Trip Network, Inc. and Orbitz Worldwide. On September 21, 2009, pursuant to the parties’ stipulated request for dismissal, the court dismissed the action with prejudice.

Litigation Relating to Hotel Occupancy Taxes

Orbitz Worldwide, Inc. and certain of its subsidiaries and affiliates, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), Travelport Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.), and Internetwork Publishing Corp. (d/b/a Lodging.com), are parties to various cases brought by municipalities and other governmental entities involving hotel occupancy taxes and our merchant hotel business model. Some of the cases are purported class actions, and most of the cases were brought simultaneously against other online travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinance. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action.

An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

City or County Filing	Date Litigation
Litigation	Instituted	Court Where Litigation is Pending

City of Los Angeles, California*	December 30, 2004	Superior Court for the State of California, County of Los Angeles
City of Findlay, Ohio	October 25, 2005	United States District Court for the Northern District of Ohio
City of Chicago, Illinois	November 1, 2005	Circuit Court of Cook County, Illinois
City of Rome, Georgia*	November 18, 2005	United States District Court for the Northern District of Georgia
City of San Diego, California	February 9, 2006	Superior Court for the State of California, County of Los Angeles
Case was coordinated with the City of Los Angeles case (above) on July 12, 2006
Orange County, Florida	March 13, 2006	Ninth Judicial Circuit in and for Orange County, Florida
City of Atlanta, Georgia	March 29, 2006	Supreme Court of Georgia
City of Charleston, South Carolina	April 26, 2006	United States District Court for the District of South Carolina
City of San Antonio, Texas**	May 8, 2006	United States District Court for the Western District of Texas
Town of Mt. Pleasant, South Carolina	May 23, 2006	United States District Court for the District of South Carolina
Case was coordinated with the City of Charleston case (above) on April 26, 2007
Columbus, Georgia	June 7, 2006	Superior Court of Muscogee County, Georgia
Lake County Convention and Visitor Bureau and Marshall County, Indiana*	June 12, 2006	United States District Court for the Northern District of Indiana
Cities of Columbus and Dayton, Ohio	August 8, 2006	United States District Court for the Northern District of Ohio
Case was consolidated with the City of Findlay case (above) on November 6, 2007
City of North Myrtle Beach, South Carolina	August 28, 2006	United States District Court for the District of South Carolina
County of Nassau, New York*	October 24, 2006	United States District Court for the Eastern District of New York

City or County Filing	Date Litigation
Litigation	Instituted	Court Where Litigation is Pending

Wake County, North Carolina	November 3, 2006	General Court of Justice, Superior Court Division, Wake County, North Carolina
City of Branson, Missouri	December 18, 2006	Circuit Court of Greene County, Missouri
Dare County, North Carolina	January 26, 2007	General Court of Justice, Superior Court Division, Dare County, North Carolina
Case was coordinated with the Wake County case (above) on April 4, 2007
Buncombe County, North Carolina	February 1, 2007	General Court of Justice, Superior Court Division, Buncombe County, North Carolina Case was coordinated with the Wake County case (above) on April 4, 2007
Horry County, South Carolina	February 2, 2007	Court of Common Pleas, Horry County, South Carolina
City of Myrtle Beach, South Carolina	February 2, 2007	Court of Common Pleas, Horry County, South Carolina
City of Gallup, New Mexico**	July 6, 2007	United States District Court for the District of New Mexico
Mecklenburg County, North Carolina	January 10, 2008	General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina
Case was coordinated with the Wake County case (above) on February 19, 2008
City of Goodlettsville, Tennessee*	June 2, 2008	United States District Court for the Middle District of Tennessee
Township of Lyndhurst, New Jersey*	June 18, 2008	United States Court of Appeals for the Third Circuit
City of Jacksonville, Florida*	July 1, 2008	Fourth Judicial Circuit for Duval County, Florida
City of Baltimore, Maryland	December 10, 2008	United States District Court for the District of Maryland
Worcester County, Maryland	January 6, 2009	United States District Court for the District of Maryland
Monroe County, Florida*	January 12, 2009	United States District Court for the Southern District of Florida
City of Bowling Green, Kentucky	March 10, 2009	Warren County Circuit Court, Kentucky
County of Genesee, Michigan*	April 16, 2009	Circuit Court for the County of Ingham, Michigan
St. Louis County, Missouri	July 6, 2009	Circuit Court for the County of St. Louis, Missouri
Village of Rosemont, Illinois	July 24, 2009	Circuit Court of Cook County, Illinois
Palm Beach, Florida	July 30, 2009	Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida
Brevard County, Florida	October 2, 2009	United States District Court for the Middle District of Florida

City or County Filing	Date Litigation
Litigation	Instituted	Court Where Litigation is Pending

Leon County, Florida	November 5, 2009	Circuit Court of the Second Judicial Circuit in and for Leon County, Florida
Leon County, Florida	December 14, 2009	Circuit Court of the Second Judicial Circuit in and for Leon County, Florida
County of Lawrence, Pennsylvania*	November 20, 2009	Court of Common Pleas of Lawrence County, Pennsylvania
Birmingham, Alabama	December 11, 2009	Circuit Court of Jefferson County, Alabama

*	Indicates purported class action filed on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

**	Indicates court certified class action on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

The following legal proceedings relating to hotel occupancy taxes previously reported by us were dismissed since October 1, 2009:

On November 17, 2009, the County of Lawrence, Pennsylvania filed a notice of voluntary dismissal of the complaint which had been pending in the United States District Court for the Western District of Pennsylvania. On November 20, 2009, the County re-filed its claim in Pennsylvania state court.

On December 22, 2009, the United States Court of Appeals for the Sixth Circuit affirmed the United States District Court for the Western District of Kentucky’s dismissal of Louisville/Jefferson County Metro Government, Kentucky’s complaint finding that the defendant Internet travel companies are not subject to the hotel occupancy tax.

On December 29, 2009, the Nineteenth Judicial Circuit Court of Cole County, Missouri dismissed the City of Jefferson, Missouri’s complaint with prejudice following the parties’ confidential settlement of the case.

On January 19, 2010, the District Court of Harris County, Texas granted the defendant Internet travel companies’ motion for summary judgment on the City of Houston, Texas’ complaint.

On January 19, 2010, the Circuit Court of Jefferson County, Arkansas, Fifth Division, granted the defendant Internet travel companies’ motion to dismiss Pine Bluff Advertising and Promotion Commission and Jefferson County, Arkansas’ complaint.

In addition, the following other material developments in the legal proceedings relating to hotel occupancy taxes occurred during the quarter ended December 31, 2009:

On October 30, 2009, in the case titled City of San Antonio, Texas v. Hotels.com, L.P., et. al., the defendant Internet travel companies received a jury verdict finding that each has been or currently are “controlling hotels” under the local hotel occupancy tax ordinances. The jury’s verdict further found that Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a Lodging.com) did not convert any alleged tax monies belonging to the City of San Antonio or any other class member, and the jury therefore rejected the City of San Antonio’s request for punitive damages. The final amount of any judgment that may be rendered in the future against Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a Lodging.com) has not been determined. The jury’s verdict found that Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a Lodging.com), combined, owed the City of San Antonio and the other 172 class members approximately $1.9 million in hotel occupancy taxes through May, 2009. The court will conduct further proceedings, including among other things, determining the amount of any taxes, interest and penalties owed, which may be substantial. At this time, we are unable to estimate the final amount of any judgment that may be rendered in the future. Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork

Publishing Corp. (d/b/a Lodging.com) intend to continue to defend themselves vigorously in this matter, including an appeal to the United States Court of Appeals for the Fifth Circuit, if necessary.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Colorado Springs and Steamboat Springs, Colorado; Osceola County, Florida; 42 cities in California; an entity representing 84 cities and 14 counties in Alabama; the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval County, Florida; Davis, Summit, Salt Lake, Utah and Weber, Utah; the South Carolina Department of Revenue; the Colorado Department of Revenue and the Hawaii Department of Taxation have issued notices to the Company. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes.

In addition, the cities of Anaheim, Los Angeles, San Diego and San Francisco, California; the counties of Miami-Dade and Broward, Florida; the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia; the city of Philadelphia, Pennsylvania, and state tax officials from Indiana and Wisconsin have begun audit proceedings and some have issued assessments against the Company, ranging from almost nil to approximately $3 million, and totaling approximately $10 million.

Certain assessments made in these audit proceedings have become final, and the Company has filed lawsuits challenging the final assessments. The following is a list of lawsuits brought by the Company challenging such final assessments:

On January 12, 2009, Orbitz, LLC and Internetwork Publishing Corp. (d/b/a Lodging.com) filed a complaint against Broward County and the Florida Department of Revenue asserting that they are not subject to the Tourist Development Tax. On August 25, 2009, the Company filed a second complaint against Broward County and the Florida Department of Revenue asserting the same claims but addressing additional assessments issued by the County.

On February 11, 2009, Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a Lodging.com) field a writ of administrative mandamus against the City of Anaheim, California challenging their liability under the transient occupancy tax. On February 1, 2010, the Superior Court for the County of Los Angeles, California granted a writ of mandate finding that the City of Anaheim’s ordinance does not impose transient occupancy tax on the service provided by OTCs, including Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a Lodging.com). The court’s decision set aside the hearing officer’s finding that the Company and other OTCs were subject to the transient occupancy tax and owed taxes, interest and penalties to the City of Anaheim.

On March 30, 2009, Orbitz, LLC filed a Petition Appealing Final Determination of the Indiana Department of Revenue and a Petition to Enjoin Collection of Tax seeking a determination that Orbitz, LLC is not subject to the Indiana Gross Retail Tax and the County Innkeeper’s Tax and that the Indiana Department of Revenue violated the Internet Tax Freedom Act, the Supremacy Clause, the Commerce Clause and the Due Process Clause.

On December 21, 2009, Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a Lodging.com) filed a complaint against Miami-Dade, Florida and the Florida Department of Revenue challenging their liability under the Tourist Development Tax and Convention Development Tax.

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

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “OWW.” The following table sets forth the high and low sales prices for our common stock for each of the periods presented:

	2009		2008
	High	Low	High	Low

Fourth Quarter	$8.11	$4.66	$6.05	$2.00
Third Quarter	$6.76	$1.74	$7.63	$3.49
Second Quarter	$2.75	$1.25	$8.99	$4.92
First Quarter	$4.39	$1.10	$8.66	$4.51

Holders

As of February 24, 2010, there were approximately 53 holders of record of our common stock. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of stockholders is higher than the number of registered stockholders of record.

Dividends

We did not declare or pay any cash dividends on our common stock during the years ended December 31, 2009 or December 31, 2008, and we do not intend to in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, may require the consent of Travelport and will depend on several factors, including our financial condition, results of operations, capital requirements, restrictions contained in existing and future financing instruments and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under our equity compensation plans.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to be	Weighted Average	Equity Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in First Column)

Equity compensation plans approved by security holders	4,236,083	$9.46	3,222,601
Equity compensation plans not approved by security holders	—	—	—

Total	4,236,083	$9.46	3,222,601

Performance Graph

The following graph shows the total shareholder return through December 31, 2009 of an investment of $100 in cash on July 20, 2007 (which is the first date that our common stock began trading on the NYSE) for our common stock and an investment of $100 in cash on July 20, 2007 for (i) the S&P MidCap 400 Index and (ii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN
Among Orbitz Worldwide, Inc., the S&P Midcap 400 Index
and the RDG Internet Composite Index

Issuer Purchases of Equity Securities

The following table sets forth repurchases of our common stock during the fourth quarter of 2009:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid Per Share	Programs(b)	Plans or Programs(b)

October 1, 2009 to October 31, 2009	—	—	—	—
November 1, 2009 to November 30, 2009	324	$6.08	—	—
December 1, 2009 to December 31, 2009	—	—	—	—

Total	324	$6.08	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

(b)	During the fourth quarter of 2009, we did not have a publicly announced plan or program for the repurchase of our common stock.

Item 6.	Selected Financial Data.

The selected financial data presented in the table below is derived from our audited consolidated financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Prior to the completion of the initial public offering (“IPO”) of shares of our common stock in July 2007, we had not operated as an independent standalone company. As a result, our consolidated financial statements have been carved out of the historical financial statements of Cendant for the period prior to the Blackstone Acquisition and out of the historical financial statements of Travelport for the period subsequent to the Blackstone Acquisition. In connection with the Blackstone Acquisition, the carrying values of our assets and liabilities were revised to reflect their fair values as of August 23, 2006, based upon an allocation of the overall purchase price of Travelport to the underlying net assets of the various Travelport affiliates acquired. Selected financial data is presented below on a “Successor” basis (reflecting Travelport’s ownership of us) and “Predecessor” basis (reflecting Cendant’s ownership of us) and has been separated by a vertical line to identify these different bases of accounting.

Our historical consolidated financial statements do not reflect what our financial position, results of operations and cash flows would have been had we operated as a separate, standalone company without the shared resources of Cendant in the Predecessor periods and Travelport in the Successor periods. In addition, Cendant acquired ebookers in February 2005. As a result, our consolidated financial statements for the year ended December 31, 2005 include the financial condition, results of operations and cash flows of ebookers since February 2005.

SELECTED FINANCIAL DATA
(in millions, except share and per share data)

	Years Ended December 31,			Period from August 23, 2006 to December 31,	Period from January 1, 2006 to August 22,	Years Ended December 31,
	2009	2008	2007	2006	2006	2006(a)	2005
	Successor	Successor	Successor	Successor	Predecessor	Combined	Predecessor
Statements of operations data:
Net revenue	$738	$870	$859	$242	$510	$752	$686
Cost and expenses
Cost of revenue	138	163	157	38	75	113	101
Selling, general and administrative	257	272	301	112	191	303	293
Marketing	215	310	302	89	188	277	224
Depreciation and amortization	69	66	57	18	37	55	78
Impairment of goodwill and intangible assets	332	297	—	—	122	122	400

Total operating expenses	1,011	1,108	817	257	613	870	1,096

Operating (loss) income	(273)	(238)	42	(15)	(103)	(118)	(410)
Other (expense) income
Net interest expense	(57)	(63)	(83)	(9)	(18)	(27)	(22)
Gain on extinguishment of debt	2	—	—	—	—	—	—
Other income, net	—	—	—	—	1	1	2

Total other (expense)	(55)	(63)	(83)	(9)	(17)	(26)	(20)
Loss before income taxes	(328)	(301)	(41)	(24)	(120)	(144)	(430)
Provision (benefit) for income taxes	9	(2)	43	1	1	2	(42)

Net loss	(337)	(299)	(84)	(25)	(121)	(146)	(388)
Less: Net income attributable to noncontrolling interest	—	—	(1)	—	—	—	—

Net loss attributable to Orbitz Worldwide, Inc.	$(337)	$(299)	$(85)	$(25)	$(121)	$(146)	$(388)

			Period from
			July 18,
	Years Ended		2007 to
	December 31,		December 31,
	2009	2008	2007
Net loss attributable to Orbitz Worldwide, Inc. common shareholders	$(337)	$(299)	$(42)

Net loss per share attributable to Orbitz Worldwide, Inc. common shareholders — basic and diluted:
Net loss per share attributable to Orbitz Worldwide, Inc. common shareholders	$(4.01)	$(3.58)	$(0.51)

Weighted average shares outstanding	84,073,593	83,342,333	81,600,478

Cash dividends declared per common share	—	—	—

	As of December 31,
	2009	2008	2007	2006	2005
	Successor	Successor	Successor	Successor	Predecessor
Balance sheet data:
Cash and cash equivalents	$89	$31	$25	$18	$28
Working capital (deficit)(b)	(250)	(258)	(301)	(283)	(259)
Total assets	1,294	1,590	1,925	2,061	2,060
Total long-term debt	598	608	594	—	—
Total shareholders’ equity/invested equity	130	438	738	1,267	1,424

(a)	The combined results of the Successor and the Predecessor for the periods in 2006 are not necessarily comparable due to the change in basis of accounting resulting from the Blackstone Acquisition and the associated change in capital structure. The presentation of the results for the year ended December 31, 2006 on this combined basis does not comply with generally accepted accounting principles in the U.S. (“GAAP”); however, we believe that this provides useful information to assess the relative performance of our businesses in the periods presented in the financial statements on an ongoing basis. The captions included within our consolidated statements of operations that are materially impacted by the change in basis of accounting primarily include net revenue, depreciation and amortization and impairment of goodwill and intangible assets.

(b)	Defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

General

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network, and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub based in Sydney, Australia, which has operations globally. We provide customers with the ability to book a comprehensive set of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours. Our strategic focus is on driving global hotel transaction growth. See Item 1, “Business — Company Strategy” for a discussion of our strategic initiatives.

We generate revenue primarily from the booking of travel products and services on our websites. We provide customers the ability to book travel products and services on both a standalone basis and as part of a dynamic vacation package, primarily through our merchant and retail business models. Under our merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Under our retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. In addition, under both the merchant and retail business models, we may, depending upon the brand and the travel product, earn revenue by charging customers a service fee for booking their travel reservation on our websites (see “Industry Trends” below). We also receive incentive payments for air, car and hotel segments that are processed through a global distribution system (“GDS”).

We also generate advertising revenue through our partner marketing programs. These programs provide access to our customers through a combination of display advertising, performance-based advertising and other marketing programs. In addition, we generate revenue from our private label and hosting businesses. We earn revenue from our private label business through revenue sharing arrangements for travel booked on third-party websites. We earn revenue from our hosting business through license or fee arrangements.

We took significant steps in 2009 to improve our customer value proposition by launching Total Price hotel search results and Orbitz Hotel Price Assurance, both of which are industry-leading innovations. We also removed our hotel change and cancellation fees and reduced booking fees on hotels booked through Orbitz.com and CheapTickets.com. We believe these improvements to our global hotel offering deliver value to our customers and should improve our competitiveness over time.

In light of current economic and industry conditions, we are also focused on improving our operating and marketing efficiency, simplifying the way we do business, and continuing to innovate. In late 2008 and in 2009, we lowered our cost structure by reducing our global workforce and use of contract labor and by cutting various other operating and capital costs. We also completed the launch of a common technology platform for all of our ebookers websites in Europe. We will continue to focus on opportunities to further streamline our cost structure. We believe these actions will position us to more effectively compete in this challenging environment.

Industry Trends

The economic recession significantly impacted the travel industry during 2009. As demand for air travel continued to be weak, certain domestic and international airlines reduced capacity and reduced ticket prices in 2009 to levels significantly below 2008 levels to drive volume. We expect airline capacity to increase nominally in 2010 as compared with 2009. However, bankruptcies and consolidation in the airline industry could result in further capacity reductions, which would reduce the number of airline tickets available for booking on online travel companies’ (“OTCs”) websites.

In 2009, certain OTCs who historically charged booking fees, including us, eliminated booking fees on most, if not all, flights and reduced booking fees on hotels. We believe these fee actions will be permanent. The elimination of air booking fees on OTCs’ websites has significantly reduced the net revenue that OTCs generate from airline tickets. We were able to offset most of the impact of the fee reduction in 2009 through our cost reductions, our improved marketing efficiency and the increase in air transactions we have experienced since removing fees.

Fundamentals in the U.S. hotel industry appear to be stabilizing but continue to be weak. Hotel occupancy rates and average daily rates (“ADRs”) continued to decline in 2009. We believe that hotel suppliers will maintain 2010 ADRs at levels similar to 2009 in an attempt to increase hotel occupancy. Fundamentals in the European and Asia Pacific hotel industries are also weak. Lower ADRs reduce the net revenue that OTCs earn on hotel bookings.

The economic recession has also significantly impacted the car rental industry. As a result of lower demand for air travel, demand for car rentals declined in 2009. In addition, car rental companies reduced their rental car fleets in 2009, which resulted in a significant increase in ADRs for domestic car rentals. This increase in ADRs partially offset the negative impact of reduced demand for car rentals. In 2010, we expect demand for car rentals to improve as car rental companies increase their fleet sizes and demand for air travel improves.

We believe that our gross bookings and net revenue for the years ended December 31, 2009 and December 31, 2008 were significantly negatively impacted by the economic and industry conditions described above. Although we have begun to see initial signs of a recovery in the economy and industry fundamentals, we expect weak economic conditions will continue to impact our gross bookings and net revenue in 2010. In response to economic and industry conditions, in late 2008 and in 2009, we lowered our cost structure by reducing our global workforce and use of contract labor and by cutting various other operating and capital costs. In 2009, we also significantly restructured our approach to marketing, placing greater emphasis on attracting more traffic to our websites through search engine optimization (“SEO”) and customer relationship management (“CRM”) and improving the efficiency of our search engine marketing (“SEM”) and travel research spending.

The growth rate of online travel bookings in the domestic market has slowed due to both the maturity of this market and weak economic conditions. Going forward, we believe that growth rates in the domestic online travel market will be more closely aligned with the growth rates of the overall travel industry. Internationally, the online travel industry continues to benefit from rapidly increasing Internet usage and growing acceptance of online booking. We expect international growth rates for the online travel industry will continue to outpace growth rates of the overall travel industry.

We believe that OTCs will continue to focus on differentiating themselves from supplier websites in a variety of ways, including offering customers the ability to selectively combine travel products such as air, car, hotel and destination services into dynamic vacation packages. Through dynamic vacation packages, we make certain products available to our customers at prices that are generally lower than booking each travel product separately. We foresee growth potential for OTCs for these types of services, particularly since travelers are increasingly price-sensitive. Our net revenue per transaction is generally higher for dynamic vacation packages than for travel products booked separately.

OTCs make significant investments in marketing through both online and traditional offline channels. Key areas of online marketing include SEM, travel research, display advertising, affiliate programs and email marketing. Search engine marketing costs have been rising in the U.S. over time, although to a lesser extent in the current economic environment, and competition for search-engine key words continues to be intense. If these trends continue, we could experience lower margins or declines in transaction growth rates. We are actively pursuing strategies to improve the efficiency of our marketing efforts. These strategies include increasing the amount of non-paid traffic coming to our websites through SEO and customer relationship management and eliminating unprofitable SEM and travel research spending. Our retailing efforts are designed to improve conversion and ultimately reclaim previously unprofitable SEM and travel research transactions on a profitable basis.

RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying consolidated financial statements and related notes.

Key Operating Metrics

Our operating results are affected by certain key metrics that represent overall transaction activity. Gross bookings and net revenue are key metrics that drive our business. Gross bookings is defined as the total amount paid by a consumer for travel products booked under both the merchant and retail models. Net revenue includes: commissions earned from suppliers under our retail model; the difference between the total amount the customer pays us for a travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that travel product under our merchant model; service fees earned from customers under both our merchant and retail models; advertising revenue and certain other fees and commissions.

Gross bookings provide insight into changes in overall travel demand, both industry-wide and on our websites. We track net revenue trends for our various brands, geographies and product categories to gain insight into the performance of our business across these categories.

The table below shows our gross bookings and net revenue for the years ended December 31, 2009, December 31, 2008 and December 31, 2007. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings are comprised of gross bookings from hotels, car rentals, dynamic vacation packages (which include a combination of travel products, such as air, hotel and car reservations), cruises, destination services and travel insurance. Air net revenue is comprised of net revenue from stand-alone air bookings, while non-air net revenue is comprised of net revenue from hotel bookings, dynamic vacation packages, advertising and media and other sources.

	Years Ended December 31,		$	%	Years Ended December 31,		$	%
	2009	2008	Change	Change(a)	2008	2007	Change	Change(a)
	(in millions)				(in millions)

Gross bookings (b)
Domestic
Air	$6,445	$6,810	$(365)	(5)%	$6,810	$7,111	$(301)	(4)%
Non-air	2,297	2,324	(27)	(1)%	2,324	2,282	42	2%

Total domestic gross bookings	8,742	9,134	(392)	(4)%	9,134	9,393	(259)	(3)%
International
Air	904	1,073	(169)	(16)%	1,073	853	220	26%
Non-air	503	601	(98)	(16)%	601	545	56	10%

Total international gross bookings	1,407	1,674	(267)	(16)%	1,674	1,398	276	20%

Total gross bookings	$10,149	$10,808	$(659)	(6)%	$10,808	$10,791	$17	—

Net revenue
Domestic
Air	$214	$277	$(63)	(23)%	$277	$305	$(28)	(9)%
Non-air	371	409	(38)	(9)%	409	374	35	9%

Total domestic net revenue	585	686	(101)	(15)%	686	679	7	1%
International
Air	56	62	(6)	(10)%	62	70	(8)	(12)%
Non-air	97	122	(25)	(20)%	122	110	12	11%

Total international net revenue	153	184	(31)	(17)%	184	180	4	2%

Total net revenue (c)	$738	$870	$(132)	(15)%	$870	$859	$11	1%

(a)	Percentages are calculated on unrounded numbers.

(b)	Gross bookings data for the year ended December 31, 2007 in the table above excludes Travelbag, an offline U.K. travel subsidiary that we sold in July 2007.

(c)	For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, $117 million, $117 million and $116 million of our total net revenue, respectively, was attributed to incentive payments earned for air, car and hotel segments processed through global distribution systems.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings decreased $392 million, or 4%, during the year ended December 31, 2009 from the year ended December 31, 2008. Of the $392 million decrease, $365 million was due to a decrease in domestic air gross bookings, which was driven by a lower average price per airline ticket, partially offset by higher transaction volume. Transaction volume increased primarily due to the removal of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites and lower air fares. The lower average price per airline ticket was primarily due to lower fuel prices and weaker demand for air travel.

Non-air gross bookings decreased $27 million, or 1%, during the year ended December 31, 2009 from the year ended December 31, 2008. This decrease was primarily driven by lower gross bookings for hotels and car rentals, partially offset by higher gross bookings for dynamic packages. Gross bookings for hotels decreased due to a significant decline in ADRs for hotel rooms and a significant reduction in hotel booking fees charged on our websites, which was partially offset by higher transaction volume. During this period of weak travel demand, most hotel suppliers have tried to stimulate occupancy by reducing hotel room rates. Gross bookings for car rentals decreased due to lower transaction volume, partially offset by a higher average price per transaction. The average price per transaction increased primarily due to a reduction in rental car fleets, which was partially the result of limited access to financing by car rental companies. Volume for dynamic packaging increased due to a general shift in traveler preference towards dynamic packaging, from stand-alone travel products, because of the value offered through packaging. Higher dynamic packaging volume was partially offset by a lower average price per transaction due mainly to a decline in hotel ADRs and a decline in airline ticket prices.

For our international business, which is comprised principally of ebookers and HotelClub, total gross bookings decreased $267 million, or 16%, during the year ended December 31, 2009 from the year ended December 31, 2008. Of this decrease, $166 million was due to foreign currency fluctuations. The remaining $101 million decrease was due to a $58 million decrease in air gross bookings and a $43 million decrease in non-air gross bookings. The decrease in air gross bookings was primarily due to a lower average price per airline ticket driven by lower demand for air travel and a shift in customer preference towards low cost carriers and short-haul flights.

The decline in non-air gross bookings was primarily driven by a significant decline in hotel gross bookings for our HotelClub brand, and to a much lesser extent, a decline in gross bookings for car rentals for our ebookers brand. For our HotelClub brand, lower transaction volume in Europe and lower average price per transaction, due to lower ADRs for hotel rooms and lower average length of hotel stays, drove the decrease in hotel gross bookings. The decrease in gross bookings for car rentals was due to lower transaction volume. An increase in gross bookings for dynamic packaging for our ebookers brand partially offset the decline in gross bookings for hotels and car rentals.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Gross Bookings

For our domestic business, total gross bookings decreased $259 million, or 3%, during the year ended December 31, 2008 from the year ended December 31, 2007. Of the $259 million decrease, $301 million was due to a decrease in domestic air gross bookings, which was driven by lower transaction volume as a result of the adverse impact of economic conditions on air traveler demand, capacity reductions and our reduction in online marketing expenditures. A higher average price per airline ticket, due to higher fuel prices during the majority of 2008 and capacity reductions, partially offset the decrease in volume.

Non-air gross bookings increased $42 million, or 2%, during the year ended December 31, 2008 from the year ended December 31, 2007. This increase was primarily driven by higher gross bookings for dynamic packaging. Gross bookings for dynamic packaging increased due to higher transaction volume and a higher average price per dynamic package. An increase in the average price per airline ticket included in a dynamic package primarily drove the higher average price per dynamic package. A decrease in gross bookings for car rentals and hotels partially offset this increase. Lower transaction volume, offset in part by a higher average price per transaction, drove the decline in gross bookings for car rentals and hotels. The higher average price per transaction for domestic hotel gross bookings was mainly due to growth in ADRs through August of 2008, as we experienced a significant decline in ADRs in the fourth quarter of 2008.

For our international business, total gross bookings increased $276 million, or 20%, during the year ended December 31, 2008 from the year ended December 31, 2007. Of this increase, $28 million was due to foreign currency fluctuations. The remaining $248 million increase was due to a $204 million increase in air gross bookings and a $44 million increase in non-air gross bookings. The increase in air gross bookings primarily resulted from a higher average price per airline ticket, due in part to higher fuel prices during the majority of 2008, and higher transaction volume.

The growth in non-air gross bookings was primarily driven by increases in gross bookings for dynamic packaging, and, to a lesser extent, car rentals. A decline in gross bookings for hotels, due to lower transaction volume, partially offset these increases.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Results of Operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

	Years Ended December 31,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Net revenue
Air	$270	$339	$(69)	(21)%
Hotel	184	239	(55)	(23)%
Dynamic Packaging	117	114	3	3%
Advertising and media	60	60	—	—
Other	107	118	(11)	(9)%

Total net revenue	738	870	(132)	(15)%
Cost and expenses
Cost of revenue	138	163	(25)	(15)%
Selling, general and administrative	257	272	(15)	(5)%
Marketing	215	310	(95)	(31)%
Depreciation and amortization	69	66	3	4%
Impairment of goodwill and intangible assets	332	297	35	12%

Total operating expenses	1,011	1,108	(97)	(9)%

Operating (loss)	(273)	(238)	(35)	14%
Other (expense) income
Net interest expense	(57)	(63)	6	(8)%
Gain on extinguishment of debt	2	—	2	**

Total other (expense)	(55)	(63)	8	(12)%
Loss before income taxes	(328)	(301)	(27)	9%
Provision (benefit) for income taxes	9	(2)	11	**

Net loss attributable to Orbitz Worldwide, Inc.	$(337)	$(299)	$(38)	13%

As a percent of net revenue(a)
Cost of revenue	19%	19%
Selling, general and administrative expense	35%	31%
Marketing expense	29%	36%

**	Not meaningful.

(a)	Percentages are calculated on unrounded numbers.

Net Revenue

Net revenue decreased $132 million, or 15%, to $738 million for the year ended December 31, 2009 from $870 million for the year ended December 31, 2008.

Air.  Net revenue from air bookings decreased $69 million, or 21%, to $270 million for the year ended December 31, 2009 from $339 million for the year ended December 31, 2008. Foreign currency fluctuations drove $6 million of this decrease. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $63 million.

Domestic air net revenue declined $76 million due to lower average net revenue per airline ticket. Net revenue per airline ticket declined primarily due to the elimination of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites and to a much lesser extent, due to a reduction in paper tickets and an increase in refunds issued for Orbitz Price Assurancesm due to the full year impact of the program, which we launched for flights in June 2008. This decrease was partially offset by a $13 million increase in domestic air net revenue due to higher transaction volume, which resulted primarily from the removal of booking fees and lower air fares.

International air net revenue remained flat (excluding the impact of foreign currency fluctuations) primarily due to lower net revenue per airline ticket, offset by higher transaction volume. The decrease in net revenue per airline ticket is primarily due to lower average air fares, which impact the net revenue per ticket for our merchant air transactions, and a shift in customer preference towards low cost carriers and short-haul flights.

Hotel.  Net revenue from hotel bookings decreased $55 million, or 23%, to $184 million for the year ended December 31, 2009 from $239 million for the year ended December 31, 2008. Foreign currency fluctuations drove $8 million of this decrease. The decrease in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $47 million.

A decrease in average net revenue per transaction resulted in a $31 million decrease in domestic hotel net revenue. Average net revenue per transaction decreased primarily due to lower ADRs, a significant reduction in hotel booking fees charged on our websites and a reduction in hotel breakage revenue. This decrease was partially offset by a $2 million increase in domestic hotel net revenue due to higher transaction volume, which resulted primarily from the reduction in hotel booking fees and lower ADRs.

The decrease in international hotel net revenue of $18 million (excluding the impact of foreign currency fluctuations) was primarily driven by lower volume and lower average net revenue per transaction for our HotelClub brand. Lower volume drove $10 million of the decrease in international hotel net revenue. The decline in volume was driven by poor performance of HotelClub in Europe and more intense competition in the industry. Lower net revenue per transaction, which resulted from lower ADRs, lower average length of hotel stays and a shift in the geographic mix of bookings at HotelClub towards markets where average booking values are lower and where we earn lower margins, drove $8 million of the decrease in international hotel net revenue.

Dynamic packaging.  Net revenue from dynamic packaging bookings increased $3 million, or 3%, to $117 million for the year ended December 31, 2009 from $114 million for the year ended December 31, 2008. Foreign currency fluctuations decreased dynamic packaging net revenue by $1 million. The increase in net revenue from dynamic packaging bookings, excluding the impact of foreign currency fluctuations, was $4 million.

Lower average net revenue per transaction drove a $23 million decrease in domestic net revenue from dynamic packaging, which was partially offset by a $20 million increase in volume. Net revenue per transaction decreased mainly due to lower ADRs, a significant reduction in hotel booking fees charged on our websites and a reduction in hotel breakage revenue. Volume for dynamic packaging increased due to a shift in traveler preference from stand-alone travel products towards dynamic packaging.

The increase in international net revenue from dynamic packaging (excluding the impact of foreign currency fluctuations) was $7 million. Net revenue from dynamic packaging increased due to higher transaction volume, which was partially offset by lower average net revenue per transaction.

Advertising and media.  Advertising and media net revenue remained flat at $60 million for each of the years ended December 31, 2009 and December 31, 2008 due to a general reduction in online display advertising spending by companies and our focus on driving transaction growth and optimizing our mix of advertising, media and transaction revenue during 2009.

We have historically derived a portion of our advertising revenue from third party referral programs, specifically membership discount programs. During the years ended December 31, 2009 and December 31, 2008, revenue from third party referral programs was $14 million and $16 million, respectively. We expect the revenue that we earn from these programs to significantly decline in 2010, and we are actively seeking out opportunities to offset some or all of this revenue decline over time.

Other.  Other net revenue is comprised primarily of net revenue from car bookings, cruise bookings, destination services, travel insurance and our hosting business. Other net revenue decreased $11 million, or 9%, to $107 million for the year ended December 31, 2009 from $118 million for the year ended December 31, 2008. Foreign currency fluctuations decreased other net revenue by $3 million. The decrease in other net revenue, excluding the impact of foreign currency fluctuations, was $8 million.

A decline in global car net revenue and travel insurance net revenue primarily drove the decrease in other net revenue. The decline in car net revenue was driven by lower volume, partially offset by higher net revenue per car booking. More favorable agreements with certain car rental suppliers and decreased inventory available from suppliers drove the higher net revenue per car booking. The decrease in travel insurance revenue was primarily due to lower air fares and lower incentives, partially offset by an increase in air and dynamic packaging transaction volume.

We have historically hosted and managed portions of third-party websites, and as a result, we earned $12 million of net revenue from our hosting business during each of the years ended December 31, 2009 and December 31, 2008. We expect net revenue derived from our hosting business to decline by over 50% in 2010 due to the termination of one of our hosting agreements in 2010.

Cost of Revenue

Our cost of revenue is primarily comprised of costs to operate our customer service call centers, credit card processing fees, and other costs such as ticketing and fulfillment, customer refunds and charge-backs, affiliate commissions and connectivity and other processing costs.

	Years Ended December 31,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Cost of revenue
Customer service costs	$53	$61	$(8)	(13)%
Credit card processing fees	40	42	(2)	(7)%
Other	45	60	(15)	(23)%

Total cost of revenue	$138	$163	$(25)	(15)%

(a)	Percentages are calculated on unrounded numbers.

The decrease in cost of revenue was primarily driven by an $8 million decrease in customer service costs, a $2 million decrease in credit card processing costs, an $11 million decrease in customer refunds and charge-backs and a $2 million decrease in ticketing and fulfillment costs.

Customer service costs decreased primarily due to cost savings driven by reductions in headcount and contract labor and increased automation of the handling of customer service calls. In the second half of 2009, we increased our customer service staffing levels to support the higher volume of air transactions we have generated since the elimination of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites. The decrease in credit card processing costs was primarily due to a decline in our merchant gross bookings and air booking fees.

During the year ended December 31, 2008, we had a higher level of charge-backs primarily due to sharply higher fraudulent credit card usage at one of our international locations. To address this issue, we installed new revenue protection software and instituted tighter security measures during the second quarter of 2008. As a result, we have experienced a significant decline in charge-backs since that time. Customer refunds also decreased, primarily due to our efforts to improve the customer experience, which have reduced the number of incidents in which customer refunds were required.

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

	Years Ended December 31,		$	%
	2009	2008	Change	Change(a)
	(in millions)

Selling, general and administrative
Wages and benefits(b)	$160	$160	$—	—
Contract labor(b)	21	34	(13)	(38)%
Network communications, systems maintenance and equipment	27	33	(6)	(20)%
Other	49	45	4	11%

Total selling, general, and administrative	$257	$272	$(15)	(5)%

(a)	Percentages are calculated on unrounded numbers.

(b)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

The decrease in selling, general and administrative expense was primarily driven by a $13 million decrease in contract labor costs, a $6 million decrease in network communications, systems maintenance and equipment costs, a $3 million decrease in travel expenses and a $2 million decrease in professional fees, partially offset by the absence of $14 million of income recorded in 2008 as a result of the reduction in the present value of our tax sharing liability following a reduction in our effective state income tax rate (see Note 9 — Tax Sharing Liability of the Notes to Consolidated Financial Statements). The remaining decrease in selling, general and administrative expense is due to decreases in foreign currency losses and other operating expenses.

Our network communications, systems maintenance and equipment costs, our use of contract labor and our travel costs decreased as a result of expense reductions we undertook to manage through the economic recession and industry downturn. Professional fees decreased due to lower audit fees and lower tax consulting costs as a result of completing the post-IPO transition to an in-house corporate tax department, partially offset by higher legal fees.

Wages and benefits expense remained flat as the decrease in expense that resulted from global work force reductions that we undertook was partially offset by total severance expense of $7 million and additional equity-based compensation expense of $2 million that we incurred in 2009 in connection with these work force reductions and the departure of the Company’s former Chief Executive Officer in January 2009 (see Note 15 — Severance of the Notes to Consolidated Financial Statements). This decrease in wages and benefits expense was further offset by an increase in the amount of employee incentive compensation expense incurred in 2009.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising, and offline marketing costs, such as television, radio and print advertising. Our investment in online marketing is significantly greater than our investment in offline marketing. Marketing expense decreased $95 million, or 31%, to $215 million for the year ended December 31, 2009 from $310 million for the year ended December 31, 2008.

Marketing expense for our domestic brands decreased $69 million, to $157 million for the year ended December 31, 2009 from $226 million for the year ended December 31, 2008. Marketing expense for our international brands decreased $26 million, to $58 million for the year ended December 31, 2009 from $84 million for the year ended December 31, 2008. The decrease in marketing expense for both our domestic and international brands was due to lower online and offline marketing costs. The decrease in online marketing costs was primarily driven by a change in our approach to online marketing, placing greater emphasis on attracting more traffic to our websites through SEO and CRM and improving the efficiency of our SEM and travel research spending. The decrease in offline marketing costs was mainly due to cost reductions taken by us in order to manage through the economic recession and industry downturn.

Depreciation and Amortization

Depreciation and amortization increased $3 million, or 4%, to $69 million for the year ended December 31, 2009 from $66 million for the year ended December 31, 2008. The increase in depreciation and amortization was primarily due to the acceleration of depreciation on certain assets whose useful lives were shortened during the year ended December 31, 2009 and additional assets placed in service during the period.

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

During the year ended December 31, 2008, in connection with our annual planning process, we lowered our long-term earnings forecast in response to changes in the economic environment, including the potential future impact of airline capacity reductions, increased fuel prices and a weakening global economy. These factors, coupled with a prolonged decline in our market capitalization, indicated potential impairment of our goodwill and trademarks and trade names. Additionally, given the economic environment, our distribution partners were under increased pressure to reduce their overall costs and could have attempted to terminate or renegotiate their agreements with us on more favorable terms to them. These factors indicated that the carrying value of certain of our finite-lived intangible assets, specifically customer relationships, may not be recoverable. As a result, we performed an impairment test of our goodwill, indefinite-lived intangible assets and finite-lived intangible assets. Based on the testing performed, we recorded a non-cash impairment charge of $297 million, of which $210 million related to goodwill, $74 million related to trademarks and trade names and $13 million related to customer relationships (see Note 3 — Impairment of Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements).

Due to the current economic uncertainty and other factors, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

Net Interest Expense

Net interest expense decreased by $6 million, or 8%, to $57 million for the year ended December 31, 2009 from $63 million for the year ended December 31, 2008. The decrease in net interest expense was primarily due to lower interest expense incurred on the Term Loan, which was primarily driven by lower interest rates. A decrease in interest expense accreted on the tax sharing liability also contributed to the decrease. These decreases were partially offset by a decline in interest income earned. During the years ended December 31, 2009 and December 31, 2008, $15 million and $18 million of the total net interest expense recorded was non-cash, respectively.

Gain on Extinguishment of Debt

During the year ended December 31, 2009, we purchased and retired $10 million in principal amount of the Term Loan. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of almost nil) exceeded the amount we paid to purchase the debt (inclusive of miscellaneous fees incurred) by $2 million. Accordingly, we recorded a $2 million gain on extinguishment of a portion of the Term Loan during the year ended December 31, 2009. There was no gain on extinguishment of debt recorded during the year ended December 31, 2008 (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements).

Provision (Benefit) for Income Taxes

We recorded a tax provision of $9 million for the year ended December 31, 2009 and a tax benefit of $2 million for the year ended December 31, 2008. The provision for income taxes for the year ended December 31, 2009 was primarily due to a full valuation allowance established against the deferred tax assets of our Australia-based business (see Note 12 — Income Taxes of the Notes to Consolidated Financial Statements).

The tax benefit recorded for the year ended December 31, 2008 related to certain of our international subsidiaries. The amount of the tax benefit recorded during the year ended December 31, 2008 was disproportionate to the amount of pre-tax net loss incurred during that period primarily because we were not able to realize any tax benefits on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the third quarter of 2008.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

	Years Ended December 31,		$	%
	2008	2007	Change	Change(a)
	(in millions)

Net revenue
Air	$339	$375	$(36)	(10)%
Hotel	239	235	4	2%
Dynamic packaging	114	105	9	9%
Advertising and media	60	43	17	40%
Other	118	101	17	16%

Total net revenue	870	859	11	1%
Cost and expenses
Cost of revenue	163	157	6	4%
Selling, general and administrative	272	301	(29)	(10)%
Marketing	310	302	8	3%
Depreciation and amortization	66	57	9	16%
Impairment of goodwill and intangible assets	297	—	297	**

Total operating expenses	1,108	817	291	36%

Operating (loss) income	(238)	42	(280)	**
Other (expense)
Net interest expense	(63)	(83)	20	(25)%

Total other (expense)	(63)	(83)	20	(25)%
Loss before income taxes	(301)	(41)	(260)	**
(Benefit) provision for income taxes	(2)	43	(45)	**

Net loss	(299)	(84)	(215)	**
Less: Net income attributable to noncontrolling interest	—	(1)	1	**

Net loss attributable to Orbitz Worldwide, Inc.	$(299)	$(85)	$(214)	**

As a percent of net revenue(a)
Cost of revenue	19%	18%
Selling, general and administrative expense	31%	35%
Marketing expense	36%	35%

**	Not meaningful.

(a)	Percentages are calculated on unrounded numbers.

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

Air.  Net revenue from air bookings decreased $36 million, or 10%, to $339 million for the year ended December 31, 2008 from $375 million for the year ended December 31, 2007. Foreign currency fluctuations resulted in an increase of $2 million in air net revenue. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $38 million.

A decrease in domestic volume resulted in a $35 million decrease in air net revenue, which was partially offset by a $7 million increase in air net revenue driven by higher net revenue per air ticket. The decrease in volume was partially due to increased competition and the adverse impact of economic conditions on air traveler demand. The higher net revenue per air ticket was primarily due to an increase in service fees charged on our Orbitz and CheapTickets websites, an increase in incentive revenue earned from GDS services provided by Worldspan resulting from the re-negotiation of our GDS contract in July 2007, and a shift in our carrier mix. A reduction in paper ticket fees partially offset these increases, as the industry continues to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Lower net revenue per air ticket and the impact of the sale of our offline U.K. travel subsidiary in July 2007 primarily drove the decrease in international air net revenue. Competitive pressures drove the decrease in net revenue per air ticket. This decrease was largely offset by an increase in air net revenue resulting from higher international volume.

Hotel.  Net revenue from hotel bookings increased $4 million, or 2%, to $239 million for the year ended December 31, 2008 from $235 million for the year ended December 31, 2007. Foreign currency fluctuations resulted in an increase of $1 million in hotel net revenue. In addition, hotel net revenue increased $4 million year-over-year due to purchase accounting adjustments, which reduced our net revenue by $4 million for the year ended December 31, 2007. The decrease in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations and the purchase accounting adjustments, was $1 million.

Higher average net revenue per transaction, primarily due to an increase in merchant hotel mix, resulted in a $7 million increase in domestic hotel net revenue. This increase was partially offset by a $6 million decline in domestic hotel net revenue due to lower volume, which resulted primarily from increased competition and the adverse impact of economic conditions. International hotel net revenue decreased $2 million due to lower volume.

Dynamic packaging.  Net revenue from dynamic packaging bookings increased $9 million, or 9%, to $114 million for the year ended December 31, 2008 from $105 million for the year ended December 31, 2007. Of this increase, almost nil was due to foreign currency fluctuations.

Higher volume drove a $5 million increase in domestic dynamic packaging net revenue. The increase in volume is largely due to an increase in supplier-driven sales promotions in 2008, enhancements we made to our car packaging product during 2008 and a general shift in traveler preference from stand-alone travel products towards dynamic packaging. International net revenue from dynamic packaging increased $4 million.

Advertising and media.  Advertising and media net revenue increased $17 million, or 40%, to $60 million for the year ended December 31, 2008 from $43 million for the year ended December 31, 2007. Of this increase, almost nil was due to foreign currency fluctuations.

The increase in net revenue from advertising and media was primarily attributed to the launch of a new advertising campaign during 2008 promoting a third party’s fee membership programs. The terms of this agreement were more favorable than the terms with our former membership program advertiser. Advertising revenue also increased as a result of our continued efforts to seek out new opportunities to further monetize traffic on our websites.

Other.  Other net revenue increased $17 million, or 16%, to $118 million for the year ended December 31, 2008 from $101 million for the year ended December 31, 2007. Foreign currency fluctuations resulted in an increase of $1 million in other net revenue. In addition, other net revenue increased $2 million year-over-year due to purchase accounting adjustments, which reduced our other net revenue by $2 million for the year ended December 31, 2007. The increase in other net revenue, excluding the impact of foreign currency fluctuations and the purchase accounting adjustments, was $14 million.

Domestic other net revenue increased due to an increase in travel insurance revenue and net revenue from car bookings. The increase in travel insurance revenue was driven primarily by higher attachment rates for travel insurance and more favorable economics resulting from the execution of a new agreement with our travel insurance provider, which was effective in 2008. The increase in net revenue from car bookings was mainly due to an increase in average net revenue per car booking, primarily driven by the re-negotiation of contracts with certain car suppliers during the second quarter of 2008. Lower car volume partially offset the higher average net revenue per transaction.

International other net revenue increased primarily due to an increase in travel insurance revenue and an increase in car net revenue. The increase in travel insurance revenue was largely due to the introduction of a new travel insurance product on one of our ebookers websites as well as higher attachment rates for travel insurance. Higher volume and higher net revenue per car booking drove the increase in car net revenue.

Cost of Revenue

	Years Ended
	December 31,		$	%
	2008	2007	Change	Change(a)
	(in millions)

Cost of revenue
Customer service costs	$61	$68	$(7)	(10)%
Credit card processing fees	42	41	1	3%
Other	60	48	12	25%

Total cost of revenue	$163	$157	$6	4%

(a)	Percentages are calculated on unrounded numbers.

The increase in cost of revenue was driven by an $8 million increase in affiliate commissions, a $4 million increase in GDS connectivity costs, a $3 million increase in charge-backs and a $1 million increase in credit card processing fees, partially offset by a $7 million decrease in customer service costs and a $3 million decrease in ticketing costs.

The increase in affiliate commissions was primarily due to the growth of our private label business. Higher transaction volume from our international locations primarily drove the increase in GDS connectivity costs. The increase in charge-backs was due primarily to an increase in fraudulent credit card usage at one of our international locations. We installed new revenue protection software and instituted tighter security measures, and as a result, we experienced a significant decrease in these charge-backs towards the end of the second quarter of 2008 that continued through the remainder of the year. Growth in our merchant bookings resulted in higher credit card processing fees.

Lower domestic transaction volume primarily drove the decrease in customer service costs. Ticketing costs decreased during 2008 as the industry continued to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Selling, General and Administrative

	Years Ended
	December 31,		$	%
	2008	2007	Change	Change(a)
	(in millions)

Selling, general and administrative
Wages and benefits(b)	$160	$160	—	—
Contract labor(b)	34	38	$(4)	(10)%
Network communications, systems maintenance and equipment	33	36	(3)	(8)%
Other	45	67	(22)	(35)%

Total selling, general, and administrative	$272	$301	$(29)	(10)%

(a)	Percentages are calculated on unrounded numbers.

(b)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

During the year ended December 31, 2007, we recorded a one-time exit penalty of $13 million due to the early termination of an agreement and incurred $8 million of one-time audit and consulting fees in connection with the IPO and the post-IPO transition period. The absence of these costs in the year ended December 31, 2008 primarily drove the decrease in selling, general and administrative expense. In addition, our selling, general and administrative expense decreased by $14 million during the year ended December 31, 2008 due to a reduction in the present value of our liability under the tax sharing agreement, which primarily arose from a reduction in our effective state income tax rate (see Note 9 — Tax Sharing Liability of the Notes to Consolidated Financial Statements). We also recorded an $8 million reduction to selling, general and administrative expense during the year ended December 31, 2008 compared with a $3 million reduction in the year ended December 31, 2007 for the insurance reimbursement of costs we previously incurred to defend hotel occupancy tax cases, which also contributed to the decrease. In addition, there was a decrease in selling, general and administrative expense related to the sale of our offline U.K. travel subsidiary in July 2007 (due to the inclusion of seven months of expense from that subsidiary in 2007).

These expense decreases were partially offset by a $4 million increase in our tax consulting costs, a $3 million increase in losses resulting from foreign currency fluctuations and a $4 million increase in other operating expenses. We incurred higher tax consulting costs during the year ended December 31, 2008 as a result of the transition of the corporate tax function, which was previously provided by Travelport, to us.

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

Impairment of Goodwill and Intangible Assets

During the year ended December 31, 2008, in connection with our annual planning process, we lowered our long-term earnings forecast in response to changes in the economic environment, including the potential future impact of airline capacity reductions, increased fuel prices and a weakening global economy. These factors, coupled with a prolonged decline in our market capitalization, indicated potential impairment of our goodwill and trademarks and trade names. Additionally, given the economic environment, our distribution partners were under increased pressure to reduce their overall costs and could have attempted to terminate or renegotiate their agreements with us on more favorable terms to them. These factors indicated that the carrying value of certain of our finite-lived intangible assets, specifically customer relationships, may not be recoverable. As a result, we performed an impairment test of our goodwill, indefinite-lived intangible assets and finite-lived intangible assets. Based on the testing performed, we recorded a non-cash impairment charge of $297 million, of which $210 million related to goodwill, $74 million related to trademarks and trade names and $13 million related to customer relationships (see Note 3 — Impairment of Goodwill and Intangible

Assets of the Notes to Consolidated Financial Statements). There was no impairment during the year ended December 31, 2007.

Net Interest Expense

Net interest expense decreased by $20 million, or 25%, to $63 million for the year ended December 31, 2008 from $83 million for the year ended December 31, 2007. The decrease in net interest expense was primarily due to the repayment of $860 million of intercompany notes payable to Travelport and, to a lesser extent, the assignment of certain notes payable between subsidiaries of Travelport and our subsidiaries to us, both of which occurred in connection with the IPO. This decrease was offset in part by interest expense incurred on the $600 million term loan facility entered into concurrent with the IPO and the corresponding interest rate swaps entered into to hedge a portion of the variable interest payments on the term loan. An increase in interest expense accreted on the tax sharing liability and a decrease in capitalized interest on internal software development projects also partially offset the decrease in interest expense. During the years ended December 31, 2008 and December 31, 2007, $18 million and $15 million of the total net interest expense recorded was non-cash, respectively.

(Benefit) Provision for Income Taxes

We recorded a tax benefit of $2 million for the year ended December 31, 2008 and a tax provision of $43 million for the year ended December 31, 2007. The tax benefit recorded during the year ended December 31, 2008 related to certain of our international subsidiaries. The amount of the tax benefit recorded during the year ended December 31, 2008 was disproportionate to the amount of pre-tax net loss incurred during the year primarily because we were not able to realize any tax benefit on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge recorded during the year ended December 31, 2008.

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

Seasonality

For a discussion of seasonal fluctuations in the demand for the products and services we offer, see Item 1, “Business — Seasonality.”

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and borrowings under our $85 million revolving credit facility. At December 31, 2009 and December 31, 2008, our cash and cash equivalents balances were $89 million and $31 million, respectively. We had $26 million and $52 million of availability under our revolving credit facility at December 31, 2009 and December 31, 2008, respectively. This availability reflects the effective reduction in total availability under our revolving credit facility in 2008 following the bankruptcy of Lehman Commercial Paper Inc. (“LCPI”) as described in “Financing Arrangements” below. Total available liquidity from cash and cash equivalents and our revolving credit facility was $115 million and $83 million at December 31, 2009 and December 31, 2008, respectively.

We require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. The majority of these letters of credit have been issued by Travelport on our behalf. At

December 31, 2009 and December 31, 2008, there were $59 million and $67 million of outstanding letters of credit issued by Travelport on our behalf, respectively, pursuant to the Separation Agreement, as amended, that we entered into with Travelport in connection with the IPO (the “Separation Agreement”). Under the Separation Agreement, Travelport has agreed to issue U.S. Dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75 million through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

In addition, at December 31, 2009, there was the equivalent of $5 million of outstanding letters of credit issued under our revolving credit facility, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under our revolving credit facility at December 31, 2008. The amount of letters of credit issued under our revolving credit facility reduces the amount available to us for borrowings.

In January 2010, certain regulatory requirements required us to provide additional letters of credit of $16 million, $11 million of which were denominated in U.S. Dollars and issued by Travelport on our behalf and the equivalent of $5 million of which were denominated in Pounds Sterling and issued under our revolving credit facility.

Under our merchant model, customers generally pay us for reservations at the time of booking, and we pay our suppliers at a later date, which is generally after the customer uses the reservation. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. We generally recognize net revenue when the customer uses the reservation, and we pay our suppliers once we have received an invoice, which typically ranges from one to sixty days after the customer uses the reservation. The timing difference between when cash is collected from our customers and when payments are made to our suppliers improves our operating cash flow and represents a source of liquidity for us. If our merchant model gross bookings increase, we would expect our operating cash flow to increase. Conversely, if our merchant model gross bookings decline or there are changes to the model which reduce the time between the receipt of cash from our customers and payments to suppliers, we would expect our operating cash flow to decline.

Historically, under both our merchant and retail models, we charged customers a service fee for booking airline tickets, hotel stays and certain other travel products on our websites, and cash generated by these booking fees represented a significant portion of our operating cash flow and a source of liquidity for us. In 2009, we removed booking fees on most flights booked through Orbitz.com and CheapTickets.com, and we significantly reduced booking fees on all hotel stays booked through Orbitz.com and CheapTickets.com. The combination of our cost reductions, our improved marketing efficiency and the increase in air transactions we have experienced since removing fees enabled us to offset most, if not all, of the decrease in our operating cash flow and liquidity due to lower booking fees. If we are unable to effectively continue to offset the impact of the booking fee reductions, our cash flow and liquidity could be materially reduced.

Seasonal fluctuations in our business also affect the timing of our cash flows. Gross bookings are generally highest in the first half of the year as customers plan and purchase their spring and summer vacations. As a result, our cash receipts are generally highest in the first half of the year. We generally have net cash outflows during the second half of the year since cash payments to suppliers typically exceed the cash inflows from new merchant booking reservations. While we expect this seasonal cash flow pattern to continue, changes in our business model could affect the seasonal nature of our cash flows.

In 2009, in light of concerns about the financial industry and in order to ensure availability of liquidity, we borrowed $63 million under our revolving credit facility, which increased our cash position throughout year. We repaid $21 million of these borrowings during the fourth quarter of 2009 and repaid the remaining borrowings during the first quarter of 2010.

On January 26, 2010, we completed two transactions that improved our overall liquidity and financial position. In the first transaction, PAR Investment Partners L.P. (“PAR”) exchanged $50 million principal amount of term loans under our senior secured credit agreement for 8,141,402 shares of our common stock. We immediately retired the term loans received from PAR in accordance with the amendment to the credit agreement that we entered into with our lenders in June 2009. As a result, the amount outstanding on the

Term Loan was reduced to $527 million. Concurrently, Travelport, through one if its controlled affiliates, purchased 9,025,271 shares of our common stock for $50 million in cash (see Note 8 — Exchange Agreement and Stock Purchase Agreement of the Notes to Consolidated Financial Statements). We intend to use the proceeds from the stock purchase for general corporate purposes, which could include additional capital investments and/or further debt reduction.

As of December 31, 2009, we had a working capital deficit of $250 million as compared with a deficit of $258 million as of December 31, 2008. Prior to the IPO, we operated with a working capital deficit primarily as a result of the cash management system used by Travelport to pool cash from all of its subsidiaries, including us, as well as the fact that certain operating cash flows generated by us were used to fund certain of our financing and investing activities, such as capital expenditures incurred for the development and implementation of our new technology platform. The net proceeds we received from the IPO of our common stock and the $600 million term loan did not decrease this working capital deficit because those proceeds were used to repay $860 million of intercompany notes payable to affiliates of Travelport, to pay a $109 million dividend to an affiliate of Travelport and to settle other intercompany balances between us and Travelport that were generated prior to the IPO. As a result, immediately following the IPO, we continued to have a working capital deficit. Because of this deficit, we use cash from customer transactions as well as borrowings under our revolving credit facility to fund our working capital requirements and certain investing and financing commitments, such as capital expenditures and principal payments on our term loan, respectively.

Over time, we expect to continue to decrease this deficit through growth in our business and the generation of positive cash flow from operations, which we expect to achieve by driving global hotel transaction growth and by continuing to offer new and innovative functionality on our websites, improving our operating efficiency and simplifying the way we do business.

We generated positive cash flow from operations for the years ended December 31, 2007 through 2009 despite experiencing net losses, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ended December 31, 2010, we expect our capital expenditures to be between $40 million and $45 million, most of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We currently believe that cash flow generated from operations, cash on hand and cash available under our revolving credit facility will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations over at least the next twelve months. However, in the future, our liquidity could be reduced as a result of changes in our business model, including changes to payment terms or other requirements imposed by suppliers or regulatory agencies, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy proceedings, certain jurisdictions’ requirements that we provide financial security or pay the assessment to the municipality in order to challenge the assessment in court. The liquidity provided by cash flows from our merchant model gross bookings could be negatively impacted if our merchant model gross bookings decline as a result of economic conditions or other factors or if suppliers or regulatory agencies imposed other requirements on us, such as requiring us to provide letters of credit or to establish cash reserves. If as a result of these requirements, we require letters of credit which exceed the availability under the facility provided by Travelport, or if the Travelport facility is no longer available to us, we would be required to issue these letters of credit under our revolving credit facility or to establish cash reserves which would reduce our available liquidity.

In regards to our long-term liquidity needs, we believe that cash flow generated from operations, cash on hand and cash available under our revolving credit facility through its maturity in July 2013 will provide sufficient liquidity to fund our operating activities and capital expenditures. However, unless we re-finance our term loan before the July 2014 maturity date, we will be required to pay the final installment (equal to the remaining outstanding balance) on our $600 million term loan, and our cash flow generated from operations and cash on hand may not be adequate to fund this payment in full. As a result, we may need to raise additional funds through debt or equity offerings. We also may be required to raise additional capital if, in the future, we require more liquidity than is available under our revolving credit facility.

Cash Flows

Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)

Beginning cash and cash equivalents	$31	$25	$18

Cash provided by (used in):
Operating activities	105	76	69
Investing activities	(43)	(58)	(80)
Financing activities	(6)	(8)	13
Effect of changes in exchange rates on cash and cash equivalents	2	(4)	5

Net increase in cash and cash equivalents	58	6	7

Ending cash and cash equivalents	$89	$31	$25

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Operating Activities

Cash provided by operating activities consists of net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accounts receivable, accrued expenses, accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $105 million for the year ended December 31, 2009 compared with $76 million for the year ended December 31, 2008. The increase in operating cash flow was primarily due to cost reductions taken by us in 2009, improvements in our overall marketing efficiency and a decrease in cash interest payments. These operating cash flow increases were partially offset by a decrease in operating cash flow due to lower merchant hotel gross bookings in the first three quarters of 2009 compared with the first three quarters of 2008, as a result of lower global ADRs. The elimination of most air booking fees, the reduction of hotel booking fees and the shortening of payment terms with a key vendor during 2009 also negatively impacted our operating cash flow.

The changes in our working capital accounts, which are partially due to the factors mentioned above and to the general timing of payments, also contributed to the increase in our operating cash flow. During the fourth quarter of 2009, there was a significant increase in merchant bookings compared with the fourth quarter of 2008, which also drove the increase in operating cash flow for the year ended December 31, 2009.

Investing Activities

Cash flow used in investing activities decreased $15 million, to $43 million for the year ended December 31, 2009 from $58 million for the year ended December 31, 2008 due to lower capital spending during the year ended December 31, 2009 resulting from cost reduction efforts taken in late 2008 and 2009.

Financing Activities

Cash flow used in financing activities decreased $2 million, to $6 million for the year ended December 31, 2009 from $8 million for the year ended December 31, 2008 primarily due to a $9 million decrease in payments made under the tax sharing agreement with the Founding Airlines, a decrease in capital lease payments and a decrease in payments made to satisfy tax withholding obligations upon the vesting of equity-based awards. The decrease in cash flow used in financing activities is partially offset by $8 million of payments made by us in June 2009 to purchase $10 million in principal amount of the Term Loan (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements) and a decrease in net borrowings made under our revolving credit facility during the year ended December 31, 2009.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Operating Activities

We generated cash flow from operations of $76 million for the year ended December 31, 2008 compared with $69 million for the year ended December 31, 2007. The increase in operating cash flows was largely driven by a $48 million decrease in cash interest expense due to the repayment of intercompany notes to Travelport in connection with the IPO, offset in part by a $22 million increase in cash interest expense incurred on our $85 million revolving credit facility, the $600 million term loan and the corresponding interest rate swaps entered into to hedge a portion of the variable interest payments on the term loan. Accrued expenses drove an additional $25 million increase in operating cash flows. This increase was primarily driven by the timing of payments of domestic accrued marketing expenditures. The remaining increase in operating cash flows during the year ended December 31, 2008 was primarily due to the overall growth of our operations.

The cash flow increases discussed above were partially offset by a $23 million decrease in accounts payable, driven largely by timing of payments, as a result of changes in our payment mechanisms and cash management policies following the IPO. A $35 million decrease in accrued merchant payables and an $8 million decrease in deferred income also offset the cash flow increases. These decreases were primarily driven by a decrease in transaction volume, particularly for hotel bookings, during the fourth quarter of 2008. The cash flow increases above were further offset by changes in other operating assets and liabilities.

Investing Activities

Cash flow used in investing activities decreased $22 million, to $58 million for the year ended December 31, 2008 from $80 million for the year ended December 31, 2007. The decrease in cash flow used in investing activities was primarily due to the sale of an offline U.K. travel subsidiary in July 2007. The sale of this subsidiary resulted in a $31 million reduction in cash due to the buyer’s assumption of this subsidiary’s cash balance at the time of sale, partially offset by the cash proceeds we received for the sale of the subsidiary. This decrease in cash flow used in investing activities was partially offset by a $5 million increase in capital expenditures as well as the absence of the receipt of proceeds from asset sales during 2008. We received $4 million of cash proceeds from asset sales during 2007.

Financing Activities

Cash flow used in financing activities for the year ended December 31, 2008 was $8 million compared with $13 million of cash flow provided by financing activities for the year ended December 31, 2007. The decrease in cash flow provided by financing activities of $21 million was partially due to the absence of net proceeds received from the IPO and the $600 million term loan facility entered into concurrent with the IPO, offset in part by repayments of the intercompany notes to Travelport, a dividend paid to Travelport in connection with the IPO and net cash distributed to and received from Travelport in 2007 prior to the IPO. Following the IPO, we are no longer required to distribute available cash to Travelport. Cash flow used in financing activities increased largely due to $20 million of payments made under the tax sharing agreement with the Founding Airlines, a $5 million increase in principal payments made on the $600 million term loan facility and $1 million of payments made to satisfy employee minimum tax withholding obligations upon vesting of equity-based awards during the year ended December 31, 2008. The decrease in cash flow provided by financing activities was offset in part by a $19 million increase in borrowings made under our revolving credit facility during the year ended December 31, 2008 and a $1 million decrease in capital lease payments.

Financing Arrangements

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”). The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At December 31, 2009 and December 31, 2008, $577 million and $593 million was outstanding on the Term Loan, respectively, and $42 million and $21 million of borrowings were outstanding under the Revolver, respectively, all of which were denominated in U.S. dollars.

In addition, at December 31, 2009, there was the equivalent of $5 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

On June 2, 2009, we entered into an amendment (the “Amendment”) to our Credit Agreement, which permits us to purchase portions of the outstanding Term Loan on a non-pro rata basis using cash up to $10 million and future cash proceeds from equity issuances and in exchange for equity interests on or prior to June 2, 2010. Any portion of the Term Loan purchased by us will be retired pursuant to the terms of the amendment. On June 17, 2009, we completed the purchase of $10 million in principal amount of the Term Loan, as required by the terms of the Amendment (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements), and on January 26, 2010, we completed the purchase of an additional $50 million in principal amount of the Term Loan (see Note 23 — Subsequent Events of the Notes to Consolidated Financial Statements).

LCPI, which filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2008, held a $12.5 million commitment, or 14.7% percent, of the $85 million available under the Revolver. As a result, total availability under the Revolver has effectively been reduced from $85 million to $72.5 million. Despite this reduction, we currently believe that our cash flow generated from operations, cash on hand and cash available under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations in the short-term (see “Liquidity” above).

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

The Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things:

•	incur additional indebtedness or enter into guarantees;

•	enter into sale or leaseback transactions;

•	make investments, loans or acquisitions;

•	grant or incur liens on our assets;

•	sell our assets;

•	engage in mergers, consolidations, liquidations or dissolutions;

•	engage in transactions with affiliates; and

•	make restricted payments.

The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not to exceed a maximum total leverage ratio, each as defined in the Credit Agreement. The minimum fixed charge coverage ratio that we are required to maintain as of December 31, 2009 and for the remaining term of the Credit Agreement is 1 to 1. The maximum total leverage ratio that we are required not to exceed is 4.25 to 1 as of December 31, 2009 and declines to 3.5 to 1 effective March 31, 2010 and to 3 to 1 effective March 31, 2011.

If we fail to comply with these covenants and we are unable to obtain a waiver or amendment, our lenders could accelerate the maturity of all amounts borrowed under the Term Loan and Revolver and could proceed against the collateral securing this indebtedness. We are permitted, however, to cure any such failure by issuing equity to certain permitted holders, as defined in the Credit Agreement, which include The Blackstone Group and certain of its affiliates. The amount of the net cash proceeds received from this equity issuance would then be applied to increase consolidated EBITDA, as defined in the Credit Agreement and on which the covenant calculations are based, for the applicable quarter. As of December 31, 2009, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, beginning in the first quarter of 2009, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. These prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly term loan principal payments. Based on our cash flow for the year ended December 31, 2008, we were not required to make a prepayment in 2009. Based on our cash flow for the year ended December 31, 2009, we are required to make a prepayment on the Term Loan of $21 million in the first quarter of 2010. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2010 is not reasonably estimable as of December 31, 2009.

When we were a wholly owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At December 31, 2009 and December 31, 2008, there were $59 million and $67 million of letters of credit issued by Travelport on our behalf, respectively. Under the Separation Agreement, Travelport has agreed to issue U.S. Dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75 million through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

Financial Obligations

Commitments and Contingencies

We and certain of our affiliates are parties to cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 11 — Commitments and Contingencies of the Notes to Consolidated Financial Statements).

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our consolidated statements of operations for reimbursements received of $6 million, $8 million and $3 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, as of December 31, 2009, we have not recognized a reduction to selling, general and administrative expense in our consolidated statements of operations for the outstanding contingent claims for which we have not received reimbursement.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)

Term Loan(a)	$21	$—	$—	$3	$553	$—	$577
Revolver(a)	—	—	—	42	—	—	42
Interest(b)	23	20	18	18	10	—	89
Contract exit costs(c)	5	4	2	1	1	—	13
Operating leases	7	5	4	4	4	24	48
Travelport GDS contract(d)	42	20	20	20	20	—	122
Tax sharing liability(e)	19	20	21	18	18	118	214
Telecommunications service agreement	1	—	—	—	—	—	1
Systems infrastructure agreements	3	—	—	—	—	—	3
Software license agreement	9	—	—	—	—	—	9

Total contractual obligations (f)	$130	$69	$65	$106	$606	$142	$1,118

(a)	In July 2007, concurrent with the IPO, we entered into the $685 million Credit Agreement consisting of the seven-year $600 million Term Loan and the six-year $85 million Revolver. The Term Loan and Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. The amounts shown in the table above represent future payments under the Term Loan and Revolver (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements). However, the timing of the future payments shown in the table above could change with respect to the Term Loan, as we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly term loan principal payments. Based on our cash flow for the year ended December 31, 2009, we are required to make a prepayment on the Term Loan of $21 million in the first quarter of 2010. The potential amount of prepayments from excess cash flow that will be required beyond the first quarter of 2010 is not reasonably estimable as of December 31, 2009. As a result, the table above excludes prepayments that could be required from excess cash flow beyond the first quarter of 2010.

In January 2010, we retired $50 million aggregate principal amount of term loans exchanged by PAR for shares of our common stock. As a result, the amount outstanding on the Term Loan was reduced to $527 million (see Note 23 — Subsequent Events of the Notes to Consolidated Financial Statements).

(b)	Represents estimated interest payments on the variable portion of the Term Loan based on the one-month LIBOR as of December 31, 2009 and fixed interest payments under interest rate swaps.

(c)	Represents costs due to the early termination of an agreement.

(d)	In connection with the IPO, we entered into an agreement with Travelport to use GDS services provided by both Galileo and Worldspan (the “Travelport GDS Service Agreement”). The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each segment that is processed through the Worldspan and Galileo GDSs (the “Travelport GDSs”). This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 36 million segments during the year ended December 31, 2009, 16 million segments through Worldspan and 20 million segments through Galileo. The required number of segments processed annually for Worldspan is fixed at 16 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed by our domestic brands in the preceding year. We are required to process approximately 18 million segments through Galileo during the year ending December 31, 2010. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. Historically, we have met the minimum segment requirement for our domestic brands. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan during the remainder of the contract term and shortfall payments required if we do not process any segments through Galileo during the year ending December 31, 2010. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict shortfall payments that may be required beyond 2010. However, we do not expect to make any shortfall payments for our domestic brands in the foreseeable future.

The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2009 and December 31, 2008, and as a result, we were required to make nominal shortfall payments to Travelport related to each of these years. Because the required number of segments to be processed through the Travelport GDSs is dependent on the actual segments processed by ebookers in certain countries in a given year, we are unable to predict shortfall payments that may be required for the years beyond 2009. As a result, the table above excludes any shortfall payments that may be required related to our ebookers brands for the years beyond 2009. If we meet the minimum number of segments, we are not required to make shortfall payments to Travelport (see Note 18 — Related Party Transactions of the Notes to Consolidated Financial Statements).

(e)	We expect to make approximately $214 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 9 — Tax Sharing Liability of the Notes to Consolidated Financial Statements).

(f)	Excluded from the above table are $5 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

Other Commercial Commitments and Off-Balance Sheet Arrangements

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties (see Note 11 — Commitments and Contingencies of the Notes to Consolidated Financial Statements).

We are also required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. See “Financing Arrangements” above for further discussion of our outstanding letters of credit.

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

Revenue Recognition

We recognize revenue when it is earned and realizable, when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We record revenue earned net of all amounts paid to our suppliers under both our retail and merchant models.

We offer customers the ability to book airline, hotel, car rental and other travel reservations through our various brands, including Orbitz, CheapTickets, ebookers and HotelClub. These products and services are made available to our customers for booking on a stand-alone basis or as part of a dynamic vacation package. We have two primary types of contractual arrangements with our vendors, which we refer to herein as the “merchant” and “retail” models.

Under the merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges for that travel product. Customers generally pay for reservations in advance, at the time of booking. Initially, we record these advance payments as accrued merchant payables and either deferred income or net revenue, depending on the travel product. In the merchant model, we do not take on credit risk with the customer, however we are subject to fraud risk; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

We recognize net revenue under the merchant model when we have no further obligations to the customer. For merchant air transactions, this is at the time of booking. For merchant hotel transactions and merchant car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively. The timing of revenue recognition is different for merchant air travel because our primary service to the customer is fulfilled at the time of booking.

We accrue for the cost of merchant hotel and merchant car transactions based on amounts we expect to be invoiced by suppliers. If we do not receive an invoice within a certain period of time, generally within six months, or the invoice received is less than the accrued amount, we reverse a portion of the accrued cost when we determine it is not probable that we will be required to pay the supplier, based on our historical experience and contract terms. This would result in an increase in net revenue and a decrease to the accrued merchant payable.

Under the retail model, we pass reservations booked by our customers to the travel supplier for a commission. Under this model, we do not take on credit risk with the customer; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and we have no further obligations to the customer. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively, net of an allowance for cancelled reservations. The timing of recognition is different for retail hotel and retail car transactions than for retail air travel because unlike air travel where the reservation is secured by a customer’s credit card at booking, car rental bookings and hotel bookings are not secured by a customer’s credit card until the pick-up date and check-in date, respectively. Allowances for cancelled reservations primarily relate to cancellations that do not occur through our website, but instead occur directly through the supplier of the travel product. The amount of the allowance is determined based on our historical experience. The majority of commissions earned under the retail model are based upon contractual agreements.

Dynamic vacation packages offer customers the ability to book a combination of travel products. For example, travel products booked in a dynamic vacation package may include a combination of air, hotel and car reservations. We recognize net revenue for the entire package when the customer uses the reservation, which generally occurs on the same day for each travel product included in the dynamic vacation package.

Under both the merchant and retail models, we may, depending upon the brand and the travel product, charge our customers a service fee for booking the travel reservation. We recognize revenue for service fees at the time we recognize the net revenue for the corresponding travel product. We also may receive override commissions from suppliers if we meet certain contractual volume thresholds. These commissions are recognized when the amount of the commissions becomes fixed or determinable, which is generally upon notification by the respective travel supplier.

We utilize GDS services provided by Galileo, Worldspan and Amadeus IT Group. Under our GDS service agreements, we earn revenue in the form of an incentive payment for air, car and hotel segments that are processed through a GDS. Revenue is recognized for these incentive payments at the time the travel reservation is processed through the GDS, which is generally at the time of booking.

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

Impairment of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including property and equipment and finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be recoverable. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows to be generated from these assets, on an undiscounted basis. If this analysis indicates that the carrying value of an asset is not recoverable, the carrying value is reduced to fair value through an impairment charge in our consolidated statements of operations. The evaluation of long-lived assets for impairment requires assumptions about operating strategies and estimates of future cash flows. An estimate of future cash flows requires us to assess current and projected market conditions as well as operating performance. A variation of the assumptions used could lead to a different conclusion regarding the recoverability of an asset and could have a significant effect on our consolidated financial statements.

Goodwill and Other Intangibles

We assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. We perform our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, in connection with our annual planning process.

We assess goodwill for possible impairment using a two-step process. The first step identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Application of the goodwill impairment test requires management’s judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. We estimate the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of the testing date. The market approach is a valuation method in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. Under the market approach, the valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Variations of the income approach are used to estimate certain of the intangible asset fair values.

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

Accounting for Income Taxes

Our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the combined federal and state effective tax rates that are applicable to us in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Increases to the valuation allowance are recorded as increases to the provision for income taxes. As a result of our adoption of updated guidance issued by the Financial Accounting Standards Board regarding business combinations, effective January 1, 2009, to the extent that any valuation allowances established by us in purchase accounting are reduced, these reductions are recorded through our consolidated statements of operations. These reductions were previously recorded through goodwill. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income. A change in our estimate of future taxable income may require an increase or decrease to the valuation allowance.

For the period January 1, 2007 to February 7, 2007, the operations of Travelport were included in the consolidated U.S. federal and state income tax returns for the year ended December 31, 2007 for Orbitz Worldwide, Inc. and its subsidiaries. However, the provision for income taxes was computed as if we filed our U.S. federal, state and foreign income tax returns on a “Separate Company” basis without the inclusion of the operations of Travelport. Furthermore, the Separate Company deferred tax assets and liabilities have been calculated using our tax rates on a Separate Company basis. The deferred tax assets and liabilities are based upon estimated differences between the book and tax bases of our assets and liabilities as of December 31, 2007. Our tax assets and liabilities may be adjusted in connection with the ultimate finalization of Travelport’s income tax returns.

For the years ended December 31, 2009 and December 31, 2008, the provision for U.S. federal, state and foreign income taxes and the calculation of the deferred tax assets and liabilities were based solely on the operations of Orbitz Worldwide, Inc. and its subsidiaries.

Accounting for Tax Sharing Liability

We have a liability included in our consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. The agreement governs the allocation of tax benefits resulting from a taxable exchange that took place in connection with the Orbitz initial public offering in December 2003 (“Orbitz IPO”). As a result of this taxable exchange, the Founding Airlines incurred a taxable gain. The taxable exchange caused Orbitz to have additional future tax deductions for depreciation and amortization due to the increased tax basis of its assets. The additional tax deductions for depreciation and amortization may reduce the amount of taxes we are required to pay in future years. For each tax period during the term of the tax sharing agreement, we are obligated to pay the Founding Airlines a significant percentage of the amount of the tax benefit realized as a result of the taxable exchange. The tax sharing agreement commenced upon consummation of the Orbitz IPO and continues until all tax benefits have been utilized.

We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in timing of payments and tax rates, that could materially affect the present value of the tax sharing liability. Although the expected gross remaining payments that may be due under this agreement are $214 million as of December 31, 2009, the timing of payments may change. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our consolidated balance sheets and non-cash interest expense in our consolidated statements of operations.

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

At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we have a $37 million receivable included in other non-current assets in our consolidated balance sheets at December 31, 2009 and December 31, 2008. Cendant is obligated to pay us this amount when it receives the tax benefit. We regularly monitor the financial condition of Cendant to assess the collectability of this receivable.

Equity-Based Compensation

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

Internal Use Software

We capitalize the costs of software developed for internal use. Capitalization commences when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Amortization commences when the software is placed into service. We also capitalize interest on internal software development projects. The amount of interest capitalized is computed by applying our weighted average borrowing rate to qualifying expenditures. The determination of costs to be capitalized as well as the useful life of the software requires us to make estimates and judgments.

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

Transaction Exposure

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under our revolving credit facility. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The forward contracts utilized by us do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these forward contracts are recognized in our consolidated statements of operations as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31, 2009 and December 31, 2008, we had outstanding foreign currency forward contracts with net notional values equivalent to approximately $130 million and $61 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated balance sheets at December 31, 2009 and December 31, 2008 was a net translation loss of $3 million and $9 million, respectively. This loss is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive loss.

Interest Rate Risk

The Term Loan and Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $200 million as of December 31, 2009 to hedge fluctuations in LIBOR (see Note 14 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used December 31, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $9 million at December 31, 2009 compared with $5 million at December 31, 2008. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% change in market rates of interest on interest expense would be almost nil at December 31, 2009 and December 31, 2008, respectively, which represents the effect on interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Our independent registered public accounting firm, Deloitte & Touche LLP, audited our financial statements contained in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Orbitz Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Orbitz Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, comprehensive loss, and invested equity/shareholders’ equity for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbitz Worldwide, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 3, 2010

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in millions, except share and per share data)

	Years Ended December 31,
	2009	2008	2007

Net revenue	$738	$870	$859
Cost and expenses
Cost of revenue	138	163	157
Selling, general and administrative	257	272	301
Marketing	215	310	302
Depreciation and amortization	69	66	57
Impairment of goodwill and intangible assets	332	297	—

Total operating expenses	1,011	1,108	817

Operating (loss) income	(273)	(238)	42
Other (expense) income
Net interest expense	(57)	(63)	(83)
Gain on extinguishment of debt	2	—	—

Total other (expense)	(55)	(63)	(83)

Loss before income taxes	(328)	(301)	(41)
Provision (benefit) for income taxes	9	(2)	43

Net loss	(337)	(299)	(84)
Less: Net income attributable to noncontrolling interest	—	—	(1)

Net loss attributable to Orbitz Worldwide, Inc.	$(337)	$(299)	$(85)

			Period from
			July 18, 2007 to
	Years Ended December 31,		December 31,
	2009	2008	2007

Net loss attributable to Orbitz Worldwide, Inc. common shareholders	$(337)	$(299)	$(42)

Net loss per share attributable to Orbitz Worldwide, Inc. common shareholders — basic and diluted:
Net loss per share attributable to Orbitz Worldwide, Inc. common shareholders	$(4.01)	$(3.58)	$(0.51)

Weighted average shares outstanding	84,073,593	83,342,333	81,600,478

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
 (in millions, except share data)

	December 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$89	$31
Accounts receivable (net of allowance for doubtful accounts of $1 and $1, respectively)	55	58
Prepaid expenses	17	17
Deferred income taxes, current	—	6
Due from Travelport, net	3	10
Other current assets	5	6

Total current assets	169	128
Property and equipment, net	181	190
Goodwill	713	949
Trademarks and trade names	155	232
Other intangible assets, net	19	34
Deferred income taxes, non-current	10	9
Other non-current assets	47	48

Total Assets	$1,294	$1,590

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30	$37
Accrued merchant payable	219	205
Accrued expenses	113	106
Deferred income	31	23
Term loan, current	21	6
Other current liabilities	5	9

Total current liabilities	419	386
Term loan, non-current	556	587
Line of credit	42	21
Tax sharing liability	109	109
Unfavorable contracts	10	13
Other non-current liabilities	28	36

Total Liabilities	1,164	1,152

Commitments and contingencies (see Note 11)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 83,831,561 and 83,345,437 shares issued and outstanding, respectively	1	1
Treasury stock, at cost, 24,521 and 18,055 shares held, respectively	—	—
Additional paid in capital	922	908
Accumulated deficit	(787)	(450)
Accumulated other comprehensive loss (net of accumulated tax benefit of $2 and $2, respectively)	(6)	(21)

Total Shareholders’ Equity	130	438

Total Liabilities and Shareholders’ Equity	$1,294	$1,590

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in millions)

	Years Ended December 31,
	2009	2008	2007

Operating activities:
Net loss	$(337)	$(299)	$(84)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	(2)	—	—
Depreciation and amortization	69	66	57
Impairment of goodwill and intangible assets	332	297	—
Non-cash revenue	(3)	(3)	(7)
Non-cash net interest expense	15	18	15
Deferred income taxes	7	(4)	38
Stock compensation	14	15	8
Provision for bad debts	1	—	2
Deconsolidation of noncontrolling interest	—	—	(7)
Changes in assets and liabilities:
Accounts receivable	4	—	(2)
Deferred income	9	—	8
Due to/from Travelport, net	6	(5)	2
Accrued merchant payable	4	3	34
Accounts payable, accrued expenses and other current liabilities	(11)	(3)	4
Other	(3)	(9)	1

Net cash provided by operating activities	105	76	69

Investing activities:
Property and equipment additions	(43)	(58)	(53)
Proceeds from sale of business, net of cash assumed by buyer	—	—	(31)
Proceeds from asset sales	—	—	4

Net cash (used in) investing activities	(43)	(58)	(80)

Financing activities:
Proceeds from initial public offering, net of offering costs	—	—	477
Proceeds from issuance of debt, net of issuance costs	—	—	595
Repayment of note payable to Travelport	—	—	(860)
Dividend to Travelport	—	—	(109)
Capital contributions from Travelport	—	—	25
Capital lease payments and principal payments on the term loan	(6)	(7)	(3)
Payments to extinguish debt	(8)	—	—
Advances to Travelport	—	—	(113)
Payments to satisfy employee tax withholding obligations upon vesting of equity-based awards	—	(1)	—
Payments on tax sharing liability	(11)	(20)	—
Proceeds from line of credit	100	69	152
Payments on line of credit	(81)	(49)	(151)

Net cash (used in) provided by financing activities	(6)	(8)	13

Effects of changes in exchange rates on cash and cash equivalents	2	(4)	5

Net increase in cash and cash equivalents	58	6	7
Cash and cash equivalents at beginning of period	31	25	18

Cash and cash equivalents at end of period	$89	$31	$25

Supplemental disclosure of cash flow information:
Income tax payments (refunds), net	$1	$(2)	$11
Cash interest payments, net of capitalized interest of almost nil, $1 and $3, respectively	$42	$47	$74
Non-cash investing activity:
Capital expenditures incurred not yet paid	—	$2	$4
Non-cash allocation of purchase price related to the Blackstone Acquisition	—	—	$7
Non-cash financing activity:
Non-cash capital contributions and distributions to Travelport	—	—	$(814)

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (in millions)

	Years Ended December 31,
	2009	2008	2007

Net loss	$(337)	$(299)	$(84)
Other comprehensive income (loss), net of income taxes
Currency translation adjustment	6	(7)	(4)
Unrealized gains (losses) on floating to fixed interest rate swaps (net of tax benefit of $0, $0 and $2, respectively)	9	(8)	(4)

Other comprehensive income (loss)	15	(15)	(8)

Comprehensive (loss)	(322)	(314)	(92)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(1)

Comprehensive (loss) attributable to Orbitz Worldwide, Inc.	$(322)	$(314)	$(93)

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INVESTED EQUITY/SHAREHOLDERS’ EQUITY
 (in millions, except share data)

		Orbitz Worldwide, Inc. Shareholders
						Accumulated Other Comprehensive Income (Loss)
	Cendant or					Net Unrealized (Losses) Gains from			Total Invested
	Travelport			Additional		Interest	Foreign		Equity/
	Net	Common Stock		Paid in	Accumulated	Rate	Currency	Non-controlling	Shareholders’
	Investment	Shares	Amount	Capital	Deficit	Swaps	Translation	Interest	Equity

Balance at December 31, 2006	$1,265	—	—	—	—	—	$2	—	$1,267

Capital distribution to Travelport and other, net	(854)	—	—	—	—	—	—	—	(854)

Sale of subsidiary to noncontrolling interest	13	—	—	—	—	—	—	$12	25

Issuance of common stock to Travelport in connection with Reorganization	(381)	48,912,526	$1	$380	—	—	—	—	—

Issuance of common stock in connection with initial public offering, net of offering costs	—	34,000,000	—	477	—	—	—	—	477

Dividend paid to Travelport	—	—	—	—	$(109)	—	—	—	(109)

Contributions from Travelport	—	—	—	30	—	—	—	—	30

Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	7	—	—	—	—	7

Net loss from January 1, 2007 through July 17, 2007	(43)	—	—	—	—	—	—	—	(43)

Net (loss) income from July 18, 2007 through December 31, 2007	—	—	—	—	(42)	—	—	1	(41)

Restricted stock granted	—	61,795	—	—	—	—	—	—	—

Common shares issued upon vesting of restricted stock units	—	142,440	—	—	—	—	—	—	—

Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	—	(2,266)	—	—	—	—	—	—	—

Restricted stock forfeited	—	(6,586)	—	—	—	—	—	—	—

Other comprehensive loss, net of tax benefit of $2	—	—	—	—	—	$(4)	(4)	—	(8)

Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	(13)	(13)

Balance at December 31, 2007	—	83,107,909	1	894	(151)	(4)	(2)	—	738

Net loss	—	—	—	—	(299)	—	—	—	(299)

Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	14	—	—	—	—	14

Common shares issued upon vesting of restricted stock units	—	233,878	—	—	—	—	—	—	—

Common shares issued upon lapse of restrictions on deferred stock units	—	12,853	—	—	—	—	—	—	—

Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	—	(2,617)	—	—	—	—	—	—	—

Restricted stock forfeited	—	(6,586)	—	—	—	—	—	—	—

Other comprehensive loss, net of tax benefit of $0	—	—	—	—	—	(8)	(7)	—	(15)

Balance at December 31, 2008	—	83,345,437	$1	$908	$(450)	$(12)	$(9)	—	$438

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INVESTED EQUITY/SHAREHOLDERS’ EQUITY (Continued)
(in millions, except share data)

		Orbitz Worldwide, Inc. Shareholders
						Accumulated Other Comprehensive Income (Loss)
	Cendant or					Net Unrealized (Losses) Gains from			Total Invested
	Travelport			Additional		Interest	Foreign		Equity/
	Net	Common Stock		Paid in	Accumulated	Rate	Currency	Non-controlling	Shareholders’
	Investment	Shares	Amount	Capital	Deficit	Swaps	Translation	Interest	Equity

Balance at December 31, 2008	—	83,345,437	$1	$908	$(450)	$(12)	$(9)	—	$438

Net loss	—	—	—	—	(337)	—	—	—	(337)

Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	14	—	—	—	—	14

Common shares issued upon vesting of restricted stock units	—	425,068	—	—	—	—	—	—	—

Common shares issued upon exercise of stock options	—	67,522	—	—	—	—	—	—	—

Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	—	(4,453)	—	—	—	—	—	—	—

Restricted stock forfeited	—	(2,013)	—	—	—	—	—	—	—

Other comprehensive income, net of tax benefit of $0	—	—	—	—	—	9	6	—	15

Balance at December 31, 2009	—	83,831,561	$1	$922	$(787)	$(3)	$(3)	—	$130

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Description of the Business

Orbitz, Inc. (“Orbitz”) was formed in early 2000 by American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the “Founding Airlines”). In November 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), whose online travel distribution businesses included the CheapTickets and HotelClub brands. In February 2005, Cendant acquired ebookers Limited, an international online travel brand which currently has operations in 12 countries throughout Europe (“ebookers”).

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”). We refer to this acquisition as the “Blackstone Acquisition.”

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and Travel Acquisition Corporation Pty. Ltd. (“HotelClub”) and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At December 31, 2009 and December 31, 2008, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially owned approximately 57% and 58% of our outstanding common stock, respectively.

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network, and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub based in Sydney, Australia, which has operations globally. We provide customers with the ability to book a comprehensive set of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

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

Prior to the IPO, we had not operated as an independent standalone company. As a result, our consolidated financial statements for the period in 2007 prior to the IPO have been carved out of the historical financial statements of Travelport and do not necessarily reflect what our consolidated financial statements would have been had we operated as a separate, standalone entity during that period.

The legal entity of Orbitz Worldwide, Inc. was formed in connection with the Reorganization, and prior to the Reorganization there was no single capital structure upon which to calculate historical loss per share information. Accordingly, loss per share information is not presented on our consolidated statements of operations for periods prior to the Reorganization.

Prior to the IPO, certain corporate general and administrative expenses, including those related to executive management, information technology, tax, insurance, accounting, legal, treasury services and certain employee benefits, were allocated to us by Travelport based on forecasted revenue or directly billed based on

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual usage. In addition, certain of our revenue streams were related to contractual arrangements entered into by Travelport on behalf of one or more of its subsidiaries. As a result, portions of the reported revenue have been determined through intercompany relationships with other Travelport companies. Management believes these allocations are reasonable. However, the associated revenues and expenses recorded in the accompanying consolidated statements of operations prior to the IPO may not be indicative of the actual revenues and expenses that would have been reported had we been operating as a standalone entity.

On July 5, 2007, we sold Tecnovate eSolutions Private Limited (“Tecnovate”), an Indian services organization, to Travelport. Following this sale, we continued to consolidate the results of operations of Tecnovate since we were the primary beneficiary of this variable interest entity (“VIE”). Our variable interest was the result of the terms of a contractual relationship we had with Tecnovate.

On December 3, 2007, Travelport subsequently sold Tecnovate, at which time we were no longer considered the primary beneficiary of this VIE. Accordingly, net income attributable to noncontrolling interest is reported in our consolidated financial statements for the period from July 5, 2007 to December 3, 2007 since although we were the primary beneficiary of Tecnovate, we did not have an ownership interest in the VIE. We no longer consolidate the results of operations of Tecnovate following the sale on December 3, 2007 (see Note 18 — Related Party Transactions).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. Our estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of our consolidated financial statements and the reported amounts of revenue and expense during any period.

Our significant estimates include assessing the collectability of accounts receivable and other non-current assets, sales allowances, the realization of deferred tax assets, amounts that may be due under the tax sharing agreement, the fair value of assets and liabilities acquired in business combinations, and impairment of tangible and intangible assets. Actual results could differ from our estimates.

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

Revenue Recognition

We recognize revenue when it is earned and realizable, when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We record revenue earned net of all amounts paid to our suppliers under both our merchant and retail models.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We offer customers the ability to book airline, hotel, car rental and other travel products and services through our various brands, including Orbitz, CheapTickets, ebookers and HotelClub. These products and services are made available to our customers for booking on a stand-alone basis or as part of a dynamic vacation package. We have two primary types of contractual arrangements with our vendors, which we refer to herein as the “merchant” and “retail” models.

Under the merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges for that travel product. Customers generally pay for reservations in advance, at the time of booking. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. In the merchant model, we do not take on credit risk with the customer, however we are subject to fraud risk; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

We recognize net revenue under the merchant model when we have no further obligations to the customer. For merchant air transactions, this is at the time of booking. For merchant hotel transactions and merchant car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively. The timing of revenue recognition is different for merchant air travel because our primary service to the customer is fulfilled at the time of booking.

We accrue for the cost of merchant hotel and merchant car transactions based on amounts we expect to be invoiced by suppliers. If we do not receive an invoice within a certain period of time, generally within six months, or the invoice received is less than the accrued amount, we reverse a portion of the accrued cost when we determine it is not probable that we will be required to pay the supplier, based on our historical experience and contract terms. This would result in an increase in net revenue and a decrease to the accrued merchant payable.

Under the retail model, we pass reservations booked by our customers to the travel supplier for a commission. Under this model, we do not take on credit risk with the customer; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and we have no further obligations to the customer. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively, net of an allowance for cancelled reservations. The timing of recognition is different for retail hotel and retail car transactions than for retail air travel because unlike air travel where the reservation is secured by a customer’s credit card at booking, car rental bookings and hotel bookings are not secured by a customer’s credit card until the pick-up date and check-in date, respectively. Allowances for cancelled reservations primarily relate to cancellations that do not occur through our website, but instead occur directly through the supplier of the travel product. The amount of the allowance is determined based on our historical experience. The majority of commissions earned under the retail model are based upon contractual agreements.

Dynamic vacation packages offer customers the ability to book a combination of travel products. For example, travel products booked in a dynamic vacation package may include a combination of air, hotel and car reservations. We recognize net revenue for the entire package when the customer uses the reservation, which generally occurs on the same day for each travel product included in the dynamic vacation package.

Under both the merchant and retail models, we may, depending upon the brand and the travel product, charge our customers a service fee for booking the travel reservation. We recognize revenue for service fees at

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the time we recognize the net revenue for the corresponding travel product. We also may receive override commissions from suppliers if we meet certain contractual volume thresholds. These commissions are recognized when the amount of the commissions becomes fixed or determinable, which is generally upon notification by the respective travel supplier.

We utilize global distribution systems (“GDS”) services provided by Galileo, Worldspan and Amadeus IT Group (“Amadeus”). Under our GDS service agreements, we earn revenue in the form of an incentive payment for air, car and hotel segments that are processed through a GDS. Revenue is recognized for these incentive payments at the time the travel reservation is processed through the GDS, which is generally at the time of booking.

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

Cost of Revenue

Our cost of revenue is primarily comprised of direct costs incurred to generate revenue, including costs to operate our customer service call centers, credit card processing fees, and other costs such as ticketing and fulfillment, customer refunds and charge-backs, affiliate commissions and connectivity and other processing costs. These costs are generally variable in nature and are primarily driven by transaction volume.

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

Income Taxes

Our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the combined federal and state effective tax rates that are applicable to us in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Increases to the valuation allowance are recorded as increases to the provision for income taxes. As a result of our adoption of updated guidance issued by the Financial Accounting Standards Board (“FASB”) regarding business combinations, effective January 1, 2009, to the extent that any valuation allowances established by us in purchase accounting are reduced, these reductions are recorded through our consolidated statements of operations. These reductions were previously recorded through goodwill. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income. A change in our estimate of future taxable income may require an increase or decrease to the valuation allowance.

For the period January 1, 2007 to February 7, 2007, the operations of Travelport were included in the consolidated U.S. federal and state income tax returns for the year ended December 31, 2007 for Orbitz

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Worldwide, Inc. and its subsidiaries. However, the provision for income taxes was computed as if we filed our U.S. federal, state and foreign income tax returns on a “Separate Company” basis without the inclusion of the operations of Travelport. Furthermore, the Separate Company deferred tax assets and liabilities have been calculated using our tax rates on a Separate Company basis. The deferred tax assets and liabilities are based upon estimated differences between the book and tax bases of our assets and liabilities as of December 31, 2007. Our tax assets and liabilities may be adjusted in connection with the ultimate finalization of Travelport’s income tax returns.

For the years ended December 31, 2009 and December 31, 2008, the provision for U.S. federal, state and foreign income taxes and the calculation of the deferred tax assets and liabilities were based solely on the operations of Orbitz Worldwide, Inc. and its subsidiaries.

Derivative Financial Instruments

We measure derivatives at fair value and recognize them in our consolidated balance sheets as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. For our derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For our derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, are recognized in earnings in the current period.

We manage interest rate exposure by utilizing interest rate swaps to achieve a desired mix of fixed and variable rate debt. As of December 31, 2009, we had two interest rate swaps that effectively converted $200 million of the $600 million term loan facility from a variable to a fixed interest rate (see Note 14 — Derivative Financial Instruments). We determined that our interest rate swaps qualified for hedge accounting and were highly effective as hedges. Accordingly, we have recorded the change in fair value of our interest rate swaps in accumulated other comprehensive loss.

We have entered into foreign currency forward contracts to manage exposure to changes in foreign currencies associated with receivables, payables and forecasted earnings. These forward contracts did not qualify for hedge accounting treatment. As a result, the changes in fair values of the foreign currency forward contracts were recorded in selling, general and administrative expense in our consolidated statements of operations.

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

Concentration of Credit Risk

Our cash and cash equivalents are potentially subject to concentration of credit risk. We maintain cash and cash equivalent balances with financial institutions that, in some cases, are in excess of Federal Deposit Insurance Corporation insurance limits or are foreign institutions. Our cash and cash equivalents include

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest bearing bank account balances, U.S. treasury funds and investment grade institutional money market accounts.

Cash and Cash Equivalents

We consider highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These short-term investments are stated at cost, which approximates market value.

Allowance for Doubtful Accounts

Our accounts receivable are reported in our consolidated balance sheets net of an allowance for doubtful accounts. We provide for estimated bad debts based on our assessment of our ability to realize receivables, considering historical collection experience, the general economic environment and specific customer information. When we determine that a receivable is not collectable, the account is written-off. Bad debt expense is recorded in selling, general and administrative expense in our consolidated statements of operations. We recorded bad debt expense of $1 million, almost nil and $2 million during the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

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

We capitalize the costs of software developed for internal use when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Amortization commences when the software is placed into service.

We also capitalize interest on internal software development projects. The amount of interest capitalized is computed by applying our weighted average borrowing rate to qualifying expenditures. We capitalized almost nil, $1 million and $3 million of interest during the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

We evaluate the recoverability of our long-lived assets, including property and equipment and finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be recoverable. This analysis is performed by comparing the carrying values of the assets to the current and expected future cash flows to be generated from these assets, on an undiscounted basis. If this analysis indicates that the carrying value of an asset is not recoverable, the carrying value is reduced to fair value through an impairment charge in our consolidated statements of operations.

Goodwill, Trademarks and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed in the acquisition of a business. We assign goodwill to reporting units that are expected to benefit from the business combination as of the acquisition date. Goodwill is not subject to amortization.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our indefinite-lived intangible assets include our trademarks and trade names, which are not subject to amortization. Our finite-lived intangible assets primarily include our customer and vendor relationships and are amortized over their estimated useful lives, generally 4 to 8 years, using the straight-line method. Our intangible assets primarily relate to the acquisition of entities accounted for using the purchase method of accounting and are estimated by management based on the fair value of assets received.

We assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. We perform our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, in connection with our annual planning process.

We assess goodwill for possible impairment using a two-step process. The first step identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge in our consolidated statements of operations.

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

We assess our trademarks and trade names for impairment by comparing their carrying value to their estimated fair value. Impairment exists when the estimated fair value of the trademark or trade name is less than its carrying value. If impairment exists, then the carrying value is reduced to fair value through an impairment charge recorded to our consolidated statements of operations. We use a market or income valuation approach, as described above, to estimate fair values of the relevant trademarks and trade names.

Tax Sharing Liability

We have a liability included in our consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. The agreement governs the allocation of tax benefits resulting from a taxable exchange that took place in connection with the Orbitz initial public offering in December 2003 (“Orbitz IPO”). As a result of this taxable exchange, the Founding Airlines incurred a taxable gain. The taxable exchange caused Orbitz to have additional future tax deductions for depreciation and amortization due to the increased tax basis of its assets. The additional tax deductions for depreciation and amortization may reduce the amount of taxes we are required to pay in future years. For each tax period during the term of the tax sharing agreement, we are obligated to pay the Founding Airlines a significant percentage of the amount of the tax benefit realized as a result of the taxable exchange. The tax sharing agreement commenced upon consummation of the Orbitz IPO and continues until all tax benefits have been utilized.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the expected gross remaining payments that may be due under this agreement are $214 million as of December 31, 2009, the timing of payments may change. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our consolidated balance sheets and non-cash interest expense in our consolidated statements of operations.

At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we have a $37 million receivable included in other non-current assets in our consolidated balance sheets at December 31, 2009 and December 31, 2008. Cendant is obligated to pay us this amount when it receives the tax benefit. We regularly monitor the financial condition of Cendant to assess the collectability of this receivable.

Equity-Based Compensation

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance, as it applies to non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis, was effective beginning on January 1, 2009. Our adoption of this guidance for our non-financial assets and non-financial liabilities did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued updated guidance that establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This guidance also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. We adopted this guidance on January 1, 2009. Our adoption of this guidance will not have an effect on our consolidated financial statements unless we enter into a business combination or reduce our deferred tax valuation allowance that was established in purchase accounting. Prior to our adoption of this guidance, any reductions in our remaining deferred income tax valuation allowance that was originally established in purchase accounting were recorded through goodwill. Beginning January 1, 2009, these reductions are recorded through our consolidated statements of operations.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied retrospectively. Our adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued guidance that changes the disclosure requirements for derivative instruments and hedging activities previously identified. This guidance provides for enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this guidance on January 1, 2009. Our adoption of this guidance did not have an impact on our consolidated financial position or results of operations. The applicable disclosures are included in Note 14 — Derivative Financial Instruments.

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

In April 2009, the FASB issued guidance that requires disclosures about the fair value of financial instruments for interim reporting periods and in annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009. Our adoption of this guidance did not have an impact on our consolidated financial position or results of operations. The applicable disclosures are included in Note 19 — Fair Value Measurements.

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

In June 2009, the FASB issued The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The new codification was effective for interim and annual periods ending after September 15, 2009. Our adoption of the new codification did not have an impact on our consolidated financial position or results of operations.

In August 2009, the FASB issued guidance that addresses the impact of transfer restrictions on the fair value of a liability and the ability to use the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability. The guidance also clarifies the application of certain valuation techniques, including when to make adjustments to fair value. This guidance was effective in the fourth quarter of 2009. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2010, the FASB issued guidance that requires expanded disclosures about fair value measurements. This guidance adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently assessing the impact of this guidance on our financial position and results of operations.

3.	Impairment of Goodwill and Intangible Assets

We assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. We also evaluate the recoverability of our long-lived assets, including our finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for further information on our accounting policy for goodwill, other indefinite-lived intangible assets and finite-lived intangible assets.

2009

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

For purposes of testing our indefinite-lived intangible assets for impairment, we used appropriate valuation techniques to separately estimate the fair values of all of our indefinite-lived intangible assets as of March 31, 2009 and compared those estimates to the respective carrying values. Our indefinite-lived intangible assets are comprised of trademarks and trade names. We used an income valuation approach to estimate fair values of the relevant trademarks and trade names. The key inputs to the discounted cash flow model were our historical and estimated future revenues, an assumed royalty rate, and the discount rate, among others. While certain of these inputs are observable, significant judgment was required to select certain inputs from observed market data.

As part of our interim impairment test, we were required to determine the fair values of our finite-lived intangible assets, including our customer and vendor relationships, as of March 31, 2009. We determined the fair values of our finite-lived intangible assets by discounting the estimated future cash flows of these assets.

As a result of this testing, we concluded that the goodwill and trademarks and trade names related to both our domestic and international subsidiaries were impaired. Accordingly, we recorded a non-cash impairment charge of $332 million during the year ended December 31, 2009, of which $250 million related to goodwill

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $82 million related to trademarks and trade names. This charge is included in the impairment of goodwill and intangible assets expense line item in our consolidated statement of operations.

Due to the current economic uncertainty and other factors, we cannot assure that the remaining amounts of goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

2008

During the year ended December 31, 2008, in connection with our annual planning process, we lowered our long-term earnings forecast in response to changes in the economic environment, including the potential future impact of airline capacity reductions, increased fuel prices and a weakening global economy. These factors, coupled with a prolonged decline in our market capitalization, indicated potential impairment of our goodwill and trademarks and trade names. Additionally, given the economic environment, our distribution partners were under increased pressure to reduce their overall costs and could have attempted to terminate or renegotiate their agreements with us on more favorable terms to them. These factors indicated that the carrying value of certain of our finite-lived intangible assets, specifically customer relationships, may not be recoverable. As a result, in connection with the preparation of our financial statements for the third quarter of 2008, we performed an interim impairment test of our goodwill, indefinite-lived intangible assets and finite-lived intangible assets.

For purposes of testing goodwill for potential impairment, we estimated the fair value of the applicable reporting units to which all goodwill is allocated using generally accepted valuation methodologies, including the market and income based approaches, and relevant data available through and as of September 30, 2008.

We further used appropriate valuation techniques to separately estimate the fair values of all of our indefinite-lived intangible assets as of September 30, 2008 and compared those estimates to the respective carrying values. We used a market or income valuation approach to estimate fair values of the relevant trademarks and trade names.

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

As a result of this testing, we concluded that the goodwill and trademarks and trade names related to both our domestic and international subsidiaries as well as the customer relationships related to our domestic subsidiaries were impaired. Accordingly, we recorded a non-cash impairment charge of $297 million during the year ended December 31, 2008, of which $210 million related to goodwill, $74 million related to trademarks and trade names and $13 million related to customer relationships. This charge is included in the impairment of goodwill and intangible assets expense line item in our consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31, 2009	December 31, 2008
	(in millions)

Capitalized software	$221	$188
Furniture, fixtures and equipment	69	60
Leasehold improvements	13	13
Construction in progress	14	15

Gross property and equipment	317	276
Less: accumulated depreciation and amortization	(136)	(86)

Property and equipment, net	$181	$190

For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, we recorded depreciation and amortization expense related to property and equipment in the amount of $52 million, $48 million and $37 million, respectively.

There were no assets subject to capital leases at December 31, 2009 and December 31, 2008.

5.	Goodwill and Intangible Assets

In connection with the Blackstone Acquisition, the carrying value of our assets and liabilities was revised to reflect fair values as of August 23, 2006. The total amount of resulting goodwill that was assigned to us was $1.2 billion.

Goodwill and indefinite-lived intangible assets consisted of the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
	(in millions)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$713	$949
Trademarks and trade names	155	232

The changes in the carrying amount of goodwill were as follows:

Amount
(in millions)

Balance at December 31, 2007, net of accumulated impairment of $0	$1,181
Impairment (a)	(210)
Impact of foreign currency translation (b)	(22)

Balance at December 31, 2008, net of accumulated impairment of $210	949
Impairment (a)	(250)
Impact of foreign currency translation (b)	14

Balance at December 31, 2009, net of accumulated impairment of $460	$713

(a)	During the years ended December 31, 2009 and December 31, 2008, we recorded non-cash impairment charges related to goodwill and trademarks and trade names (see Note 3 — Impairment of Goodwill and Intangible Assets).

(b)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-lived intangible assets consisted of the following at December 31, 2009 and December 31, 2008:

	December 31, 2009				December 31, 2008
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
		(in millions)		(in years)		(in millions)		(in years)

Finite-Lived Intangible Assets:
Customer relationships (a)	$66	$(50)	$16	4	$68	$(37)	$31	4
Vendor relationships and other	5	(2)	3	7	4	(1)	3	7

Total Finite-Lived Intangible Assets	$71	$(52)	$19	5	$72	$(38)	$34	5

(a)	During the year ended December 31, 2008, we recorded a non-cash impairment charge of $13 million related to our customer relationships (see Note 3 — Impairment of Goodwill and Intangible Assets).

For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, we recorded amortization expense related to finite-lived intangible assets in the amount of $17 million, $18 million and $20 million, respectively. These amounts are included in depreciation and amortization expense in our consolidated statements of operations.

The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in millions)

2010	$11
2011	3
2012	2
2013	2
2014	1

Total	$19

6.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2009	December 31, 2008
	(in millions)

Employee costs (a)	$33	$13
Advertising and marketing	18	29
Tax sharing liability, current	17	15
Rebates	6	6
Customer service costs	6	5
Contract exit costs (b)	5	4
Technology costs	4	7
Professional fees	4	4
Unfavorable contracts, current	3	3
Facilities costs	3	4
Other	14	16

Total accrued expenses	$113	$106

(a)	At December 31, 2009, the employee costs line item includes amounts accrued related to our Performance-Based Annual Incentive Plan. At December 31, 2008, based on Company performance, no such amounts were accrued.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	In connection with our early termination of an agreement during the year ended December 31, 2007, we are required to make termination payments totaling $18 million from January 1, 2008 to December 31, 2016, and we recorded a $13 million charge to selling, general and administrative expense in our consolidated statements of operations for the year ended December 31, 2007. We accreted interest expense of $1 million related to the termination liability during each of the years ended December 31, 2009, December 31, 2008 and December 31, 2007. We also made the required termination payments of $4 million, $1 million and $0 during the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. At December 31, 2009, the net present value of the remaining termination payments of $11 million was included in our consolidated balance sheets, $5 million of which was included in accrued expenses and $6 million of which was included in other non-current liabilities. At December 31, 2008, the net present value of the remaining termination payments of $14 million was included in our consolidated balance sheets, $4 million of which was included in accrued expenses and $10 million of which was included in other non-current liabilities.

7.	Term Loan and Revolving Credit Facility

On July 25, 2007, concurrent with the IPO, we entered into a $685 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600 million term loan facility (“Term Loan”) and a six-year $85 million revolving credit facility (“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The principal amount of the Term Loan is payable in quarterly installments of $1.5 million, with the final installment (equal to the remaining outstanding balance) due upon maturity in July 2014. In addition, beginning with the first quarter of 2009, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly term loan principal payments. Based on our cash flow for the year ended December 31, 2008, we were not required to make a prepayment in 2009. Based on our cash flow for the year ended December 31, 2009, we are required to make a prepayment on the Term Loan of $21 million in the first quarter of 2010. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2010 is not reasonably estimable as of December 31, 2009.

The changes in the Term Loan during the years ended December 31, 2009 and December 31, 2008 were as follows:

Amount
(in millions)

Balance at December 31, 2007	$599
Scheduled principal payments	(6)

Balance at December 31, 2008	593
Scheduled principal payments	(6)
Repurchases (a)	(10)

Balance at December 31, 2009	$577

(a)	On June 2, 2009, we entered into an amendment (the “Amendment”) to our Credit Agreement, which permits us to purchase portions of the outstanding Term Loan on a non-pro rata basis using cash up to $10 million and future cash proceeds from equity issuances and in exchange for equity interests on

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or prior to June 2, 2010. Any portion of the Term Loan purchased by us will be retired pursuant to the terms of the amendment.

On June 17, 2009, we completed the purchase of $10 million in principal amount of the Term Loan, as required by the Amendment. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of almost nil) exceeded the amount we paid to purchase the debt (inclusive of miscellaneous fees incurred) by $2 million. Accordingly, we recorded a $2 million gain on extinguishment of a portion of the Term Loan, which is included in gain on extinguishment of debt in our consolidated statements of operations for the year ended December 31, 2009.

At December 31, 2009, we had interest rate swaps outstanding that effectively converted $200 million of the Term Loan to a fixed interest rate (see Note 14 — Derivative Financial Instruments). At December 31, 2009, $100 million of the Term Loan effectively bears interest at a fixed rate of 6.39% and an additional $100 million of the Term Loan effectively bears interest at a fixed rate of 5.98%, through these interest rate swaps. Of the remaining $377 million of the Term Loan, $327 million bears interest at a variable rate of LIBOR plus 300 basis points, or 3.23%, as of December 31, 2009, which is based on the one-month LIBOR, and $50 million bears interest at a variable rate of LIBOR plus 300 basis points, or 3.26%, as of December 31, 2009, which is based on the three-month LIBOR.

At December 31, 2008, we had interest rate swaps outstanding that effectively converted $400 million of the Term Loan to a fixed interest rate. At December 31, 2008, $200 million of the Term Loan effectively had a fixed interest rate of 8.21%, $100 million of the Term Loan effectively had a fixed interest rate of 6.39% and an additional $100 million of the Term Loan effectively had a fixed interest rate of 5.98%, through these interest rate swaps. Of the remaining $193 million of the Term Loan, $100 million had a variable interest rate of LIBOR plus 300 basis points, or 4.46%, as of December 31, 2008, which was based on the three-month LIBOR, and $93 million had a variable interest rate of LIBOR plus 300 basis points, or 3.46%, as of December 31, 2008, which was based on the one-month LIBOR.

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

Lehman Commercial Paper Inc., which filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2008, held a $12.5 million commitment, or 14.7% percent, of the $85 million available under the Revolver. As a result, total availability under the Revolver has effectively been reduced from $85 million to $72.5 million.

At December 31, 2009 and December 31, 2008, $42 million and $21 million of borrowings were outstanding under the Revolver, respectively, all of which were denominated in U.S. dollars. In addition, at December 31, 2009, there was the equivalent of $5 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. We had $26 million and $52 million of availability under the Revolver at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009, the $42 million of borrowings outstanding under the Revolver bear interest at a variable rate equal to the U.S.-dollar LIBOR rate plus 225 basis points, or 2.48%. At December 31, 2008,

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$11 million of the outstanding borrowings had an interest rate equal to the Alternative Base Rate plus 150 basis points, or 4.75%, and $10 million of the outstanding borrowings had a variable interest rate of LIBOR plus 250 basis points, or 2.96%. Commitment fees on unused amounts under the Revolver were almost nil for each of the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

We incurred an aggregate of $5 million of debt issuance costs in connection with the Term Loan and Revolver. These costs are being amortized to interest expense over the contractual terms of the Term Loan and Revolver based on the effective-yield method. Amortization of debt issuance costs was $1 million, $1 million and almost nil for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

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

The Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness or enter into guarantees; enter into sale or leaseback transactions; make investments, loans or acquisitions; grant or incur liens on our assets; sell our assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments.

The Credit Agreement requires us not to exceed a maximum total leverage ratio, which declines through March 31, 2011, and to maintain a minimum fixed charge coverage ratio, each as defined in the Credit Agreement. As of December 31, 2009, we were required not to exceed a maximum total leverage ratio of 4.25 to 1 and to maintain a minimum fixed charge coverage ratio of 1 to 1. As of December 31, 2009, we were in compliance with all covenants and conditions of the Credit Agreement.

The table below shows the aggregate maturities of the Term Loan and Revolver over the next five years, excluding any mandatory repayments that could be required under the Term Loan beyond the first quarter of 2010:

Year	(in millions)

2010	$21
2011	—
2012	—
2013	45
2014	553

Total	$619

8.	Exchange Agreement and Stock Purchase Agreement

On November 4, 2009, we entered into an Exchange Agreement (the “Exchange Agreement”) with PAR Investment Partners, L.P. (“PAR”). Pursuant to the Exchange Agreement, as amended, PAR agreed to exchange $50 million aggregate principal amount of term loans outstanding under our senior secured credit agreement for 8,141,402 shares of our common stock. Concurrently with the entry into the Exchange Agreement, we also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Travelport pursuant to which Travelport agreed to purchase 9,025,271 shares of our common stock for $50 million in cash. Both equity investments were priced at $5.54 per share based on the market closing price of the Company’s common stock on Tuesday, November 3, 2009.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The equity investments contemplated by the Exchange Agreement and the Stock Purchase Agreement were subject to customary closing conditions, including a condition that both transactions must close simultaneously, and were subject to shareholder approval under the New York Stock Exchange rules.

In connection with the Exchange Agreement and the Stock Purchase Agreement, the Company entered into a Shareholders’ Agreement with PAR and Travelport pursuant to which, contingent upon the completion of the transactions contemplated by the Exchange Agreement and the Stock Purchase Agreement, PAR has the right to designate one director and Travelport has the right to designate an additional director to our Board of Directors. Both transactions closed in January 2010 (see Note 23 — Subsequent Events).

9.	Tax Sharing Liability

We have a liability included in our consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. The agreement governs the allocation of tax benefits resulting from a taxable exchange that took place in connection with the Orbitz IPO in December 2003. As a result of this taxable exchange, the Founding Airlines incurred a taxable gain. The taxable exchange caused Orbitz to have additional future tax deductions for depreciation and amortization due to the increased tax basis of its assets. The additional tax deductions for depreciation and amortization may reduce the amount of taxes we are required to pay in future years. For each tax period during the term of the tax sharing agreement, we are obligated to pay the Founding Airlines a significant percentage of the amount of the tax benefit realized as a result of the taxable exchange. The tax sharing agreement commenced upon consummation of the Orbitz IPO and continues until all tax benefits have been utilized.

As of December 31, 2009, the estimated remaining payments that may be due under this agreement were approximately $214 million. Payments under the tax sharing agreement are generally due in the second, third and fourth calendar quarters of the year, with two payments due in the second quarter. We estimate that the net present value of our obligation to pay tax benefits to the Founding Airlines was $126 million and $124 million at December 31, 2009 and December 31, 2008, respectively. This estimate is based upon certain assumptions, including our future operating performance and taxable income, the tax rate, the timing of tax payments, current and projected market conditions, and the applicable discount rate, all of which we believe are reasonable. The discount rate assumption is based on our weighted average cost of capital at the time of the Blackstone Acquisition, which was approximately 12%. These assumptions are inherently uncertain, however, and actual results could differ from our estimates.

The table below shows the changes in the tax sharing liability over the past two years:

Amount
(in millions)

Balance at December 31, 2007	$141
Accretion of interest expense (a)	17
Cash payments	(20)
Adjustment due to a reduction in our effective tax rate (b)	(14)

Balance at December 31, 2008	124
Accretion of interest expense (a)	13
Cash payments	(11)

Balance at December 31, 2009	$126

(a)	We accreted interest expense related to the tax sharing liability of $13 million, $17 million and $14 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	This adjustment was recorded to appropriately reflect our liability under the tax sharing agreement following a reduction in our effective tax rate during the year ended December 31, 2008, which resulted from a change in state tax law as it relates to the apportionment of income. The reduction in our effective tax rate reduces the estimated remaining payments that may be due to the airlines under the tax sharing agreement. The adjustment to the tax sharing liability was recorded as a reduction to selling, general and administrative expense in our consolidated statements of operations, as this liability represents a commercial liability, not a tax liability. If our effective tax rate changes in the future, at either the federal or state level, we may be required to further adjust our liability under the tax sharing agreement.

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $17 million and $15 million is included in accrued expenses in our consolidated balance sheets at December 31, 2009 and December 31, 2008, respectively. The long-term portion of the tax sharing liability of $109 million is reflected as the tax sharing liability in our consolidated balance sheets at December 31, 2009 and December 31, 2008. At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we recorded a receivable of $37 million which is included in other non-current assets in our consolidated balance sheets at December 31, 2009 and December 31, 2008, respectively. We expect to collect this receivable when Cendant receives the tax benefit. Similar to our trade accounts receivable, if we were, in the future, to determine that all or a portion of this receivable is not collectable, the portion of this receivable that was no longer deemed collectable would be written off.

The table below shows the estimated payments under our tax sharing liability over the next five years:

Year	(in millions)

2010	$19
2011	20
2012	21
2013	18
2014	18
Thereafter	118

Total	$214

10.	Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements, or “Charter Associate Agreements,” with the Founding Airlines as well as US Airways (“Charter Associate Airlines”). These agreements pertain to our Orbitz business, which was owned by the Founding Airlines at the time we entered into the agreements. Under each Charter Associate Agreement, the Charter Associate Airline has agreed to provide Orbitz with information regarding the airline’s flight schedules, published air fares and seat availability at no charge and with the same frequency and at the same time as this information is provided to the airline’s own website or to a website branded and operated by the airline and any of its alliance partners or to the airline’s internal reservation system. The agreements also provide Orbitz with nondiscriminatory access to seat availability for published fares, as well as marketing and promotional support. Under each agreement, the Charter Associate Airline provides us with agreed upon transaction payments when consumers book air travel on the Charter Associate Airline on Orbitz.com. The payments we receive are based on the value of the tickets booked and gradually decrease over time. The agreements expire on December 31, 2013. However, certain of the Charter Associate Airlines may terminate their agreements for any reason or no reason prior to the scheduled expiration date upon thirty days prior notice to us.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Charter Associate Agreements, we must pay a portion of the GDS incentive revenue we earn from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter Associate Airline are booked through the Orbitz.com website utilizing Worldspan. The rebate payments are made in part for in-kind marketing and promotional support we receive. However, a portion of the rebate payments are deemed to be unfavorable because we receive no benefit for these payments.

The rebate structure under the Charter Associate Agreements was considered unfavorable when compared with market conditions at the time of the Blackstone Acquisition. As a result, an unfavorable contract liability was recorded at its fair value at the acquisition date. The fair value of the unfavorable contract liability was determined using the discounted cash flows of the expected rebates, net of the expected fair value of in-kind marketing support.

At December 31, 2009 and December 31, 2008, the net present value of the unfavorable contract liability was $13 million and $16 million, respectively. The current portion of the liability of $3 million was included in accrued expenses in our consolidated balance sheets at December 31, 2009 and December 31, 2008. The long term portion of the liability of $10 million and $13 million is included in unfavorable contracts in our consolidated balance sheets at December 31, 2009 and December 31, 2008, respectively.

This liability is being amortized to revenue in our consolidated statements of operations on a straight-line basis over the remaining contractual term. We recognized revenue for the unfavorable portion of the Charter Associate Agreements in the amount of $3 million for each of the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

11.	Commitments and Contingencies

The following table summarizes our commitments as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)

Operating leases (a)	$7	$5	$4	$4	$4	$24	$48
Travelport GDS contract (b)	42	20	20	20	20	—	122
Telecommunications service agreement	1	—	—	—	—	—	1
Systems infrastructure agreements	3	—	—	—	—	—	3
Software license agreement	9	—	—	—	—	—	9

Total	$62	$25	$24	$24	$24	$24	$183

(a)	These operating leases are primarily for facilities and equipment and represent non-cancelable leases. Certain leases contain periodic rent escalation adjustments and renewal options. Our operating leases expire at various dates, with the latest maturing in 2023. For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, we recorded rent expense in the amount of $7 million, $6 million and $8 million, respectively. As a result of various subleasing arrangements that we have entered into, we are expecting approximately $4 million in sublease income through 2012.

(b)	In connection with the IPO, we entered into an agreement with Travelport to use GDS services provided by both Galileo and Worldspan (the “Travelport GDS Service Agreement”). The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each segment that is processed through the Worldspan and Galileo GDSs (the “Travelport GDSs”). This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 36 million segments during the year ended December 31, 2009, 16 million segments through Worldspan and 20 million segments through Galileo. The required number of segments processed annually for

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Worldspan is fixed at 16 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed by our domestic brands in the preceding year. We are required to process approximately 18 million segments through Galileo during the year ending December 31, 2010. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. Historically, we have met the minimum segment requirement for our domestic brands. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan during the remainder of the contract term and shortfall payments required if we do not process any segments through Galileo during the year ending December 31, 2010. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict shortfall payments that may be required beyond 2010. However, we do not expect to make any shortfall payments for our domestic brands in the foreseeable future.

The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2009 and December 31, 2008, and as a result, we were required to make nominal shortfall payments to Travelport related to each of these years. Because the required number of segments to be processed through the Travelport GDSs is dependent on the actual segments processed by ebookers in certain countries in a given year, we are unable to predict shortfall payments that may be required for the years beyond 2009. As a result, the table above excludes any shortfall payments that may be required related to our ebookers brands for the years beyond 2009. If we meet the minimum number of segments, we are not required to make shortfall payments to Travelport (see Note 18 — Related Party Transactions).

In addition to the commitments and contingencies shown above, we are required to make principal payments on the Term Loan and repay amounts outstanding on the Revolver at maturity (see Note 7 — Term Loan and Revolving Credit Facility). We also expect to make approximately $214 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 9 — Tax Sharing Liability). Also excluded from the above table are $5 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters.

We are party to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business model. Some of the cases are purported class actions, and most of the cases were brought simultaneously against other online travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinance. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Colorado Springs and Steamboat Springs, Colorado; Osceola County, Florida; 42 cities in California; an entity representing 84 cities and 14 counties in Alabama; the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval County, Florida; Davis, Summit, Salt Lake, Utah and Weber, Utah; the South Carolina Department of Revenue; the Colorado Department of Revenue and the Hawaii Department of Taxation have issued notices to the Company. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against the Company, ranging from almost nil to approximately $3 million, and totaling approximately $10 million. Assessments that are administratively final and subject to judicial review have been issued by the city of Anaheim, California; the counties of Miami-Dade and Broward, Florida and the Florida Department of Revenue; the Indiana Department of Revenue and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the cities of Los Angeles, San Diego and San Francisco, California; the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia and the city of Philadelphia, Pennsylvania. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our consolidated statements of operations for reimbursements received of $6 million, $8 million and $3 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, as of December 31, 2009, we had not recognized a reduction to selling, general and administrative expense in our consolidated statements of operations for the outstanding contingent claims for which we have not received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At December 31, 2009 and December 31, 2008, there were $1 million and $3 million of surety bonds outstanding, respectively. At

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009 and December 31, 2008, there were $1 million and $2 million of bank guarantees outstanding, respectively.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement (as amended) entered into in connection with the IPO. The letter of credit fees were $4 million, $3 million and $2 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. At December 31, 2009 and December 31, 2008, there were $59 million and $67 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 18 — Related Party Transactions). In addition, at December 31, 2009, there was the equivalent of $5 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. There were no outstanding letters of credit issued under the Revolver at December 31, 2008.

12.	Income Taxes

Pre-tax (loss) for U.S. and non-U.S. operations consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(in millions)

U.S.	$(275)	$(124)	$(6)
Non-U.S.	(53)	(177)	(35)

Loss before income taxes	$(328)	$(301)	$(41)

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
	(in millions)

Current
U.S. federal and state	$1	$—	$—
Non-U.S.	1	2	5

	2	2	5
Deferred
U.S. federal and state	—	1	6
Non-U.S.	7	(5)	32

	7	(4)	38

Provision (benefit) for income taxes	$9	$(2)	$43

The results of operations of Travelport for the period from January 1, 2007 to February 7, 2007 were included in the consolidated U.S. federal and state income tax returns for the year ended December 31, 2007 filed by Orbitz Worldwide, Inc. and its subsidiaries. However, the provision for income taxes was computed as if we filed our U.S. federal, state and foreign income tax returns on a Separate Company basis without including the results of operations of Travelport for the period from January 1, 2007 to February 7, 2007.

For the years ended December 31, 2009 and December 31, 2008, the provision for U.S. federal, state and foreign income taxes and the calculation of the deferred tax assets and liabilities were based solely on the

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of Orbitz Worldwide, Inc. and its subsidiaries. As of December 31, 2009 and December 31, 2008, our U.S. federal, state and foreign income taxes receivable was almost nil and $1 million, respectively.

The provision for income taxes for the year ended December 31, 2009 was primarily due to a full valuation allowance established against $11 million of foreign deferred tax assets related to our Australia-based business, as it was determined that these deferred tax assets were no longer realizable. We are required to assess whether valuation allowances should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. We assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated in our determination was cumulative losses incurred over the three year period ended December 31, 2009. This objective evidence limited our ability to consider other subjective evidence such as future growth projections. Additionally, we were not able to realize any tax benefit on the goodwill and trademarks and trade names impairment charge, which was recorded during the year ended December 31, 2009.

The amount of the tax benefit recorded during the year ended December 31, 2008 is disproportionate to the amount of pre-tax net loss incurred during the year primarily because we were not able to realize any tax benefit on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the year ended December 31, 2008.

The amount of the tax provision recorded during the year ended December 31, 2007 is disproportionate to the amount of pre-tax net loss incurred during the year primarily because we recorded a full valuation allowance against $30 million of foreign deferred tax assets related to portions of our U.K.-based business. Prior to the IPO, we had the ability to offset these losses with taxable income of Travelport subsidiaries and affiliates in the U.K. As a result of the IPO, these subsidiaries are no longer in our U.K. group and, as a result, their income is not available to offset our losses in the U.K. group at December 31, 2007.

Our effective income tax rate differs from the U.S. federal statutory rate as follows for the years ended December 31, 2009, December 31, 2008 and December 31, 2007:

	Years Ended December 31,
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(0.2)	0.1	(1.2)
Rate change impact on deferred income taxes	—	—	(2.4)
Taxes on non-U.S. operations at differing rates	(0.8)	(1.3)	(2.4)
Change in valuation allowance	(10.5)	(9.0)	(110.6)
Goodwill impairment	(26.6)	(24.8)	—
Foreign deemed dividends	—	—	(12.5)
Non deductible public offering costs	—	—	(2.0)
Reserve for uncertain tax positions	(0.1)	0.1	(5.1)
Other	0.4	0.6	(1.5)

Effective income tax rate	(2.8)%	0.7%	(102.7)%

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and non-current deferred income tax assets and liabilities in various jurisdictions are comprised of the following:

	December 31,
	2009	2008
	(in millions)

Current deferred income tax assets (liabilities):
Accrued liabilities and deferred income	$5	$12
Provision for bad debts	—	1
Prepaid expenses	(2)	(2)
Tax sharing liability	6	6
Change in reserve accounts	2	2
Other	—	3
Valuation allowance	(11)	(16)

Current net deferred income tax assets	$—	$6

Non-current deferred income tax assets (liabilities):
U.S. net operating loss carryforwards	$47	$45
Non-U.S. net operating loss carryforwards	95	97
Accrued liabilities and deferred income	6	6
Depreciation and amortization	116	107
Tax sharing liability	39	39
Change in reserve accounts	4	5
Other	22	13
Valuation allowance	(319)	(304)

Non-current net deferred income tax assets	$10	$8

The current and deferred income tax assets and liabilities are presented in our consolidated balance sheets as follows:

	December 31,
	2009	2008
	(in millions)

Current net deferred income tax assets:
Deferred income tax asset, current	$—	$6

Current net deferred income tax assets	$—	$6

Non-current net deferred income tax assets (liabilities):
Deferred income tax asset, non-current	$10	$9
Deferred income tax liability, non-current(a)	—	(1)

Non-current net deferred income tax assets	$10	$8

(a)	The non-current portion of the deferred income tax liability at December 31, 2008 of $1 million is included in other non-current liabilities in our consolidated balance sheet.

At December 31, 2009 and December 31, 2008, we established valuation allowances against the majority of our deferred tax assets. As a result, any changes in our gross deferred tax assets and liabilities during the

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2009 and December 31, 2008 were largely offset by corresponding changes in our valuation allowances, resulting in a decrease in our net deferred tax assets of $4 million and $1 million, respectively.

The net deferred tax assets at December 31, 2009 and December 31, 2008 amounted to $10 million and $14 million, respectively. These net deferred tax assets relate to temporary tax to book differences in non-U.S. jurisdictions, the realization of which is, in management’s judgment, more likely than not. We have assessed, based on experience with relevant taxing authorities, our expectations of future taxable income, carry-forward periods available and other relevant factors, that we will be more likely than not to recognize these deferred tax assets.

As of December 31, 2009, we had U.S. federal and state net operating loss carry-forwards of approximately $116 million and $149 million, respectively, which expire between 2021 and 2029. In addition, we had $336 million of non-U.S. net operating loss carry-forwards, most of which do not expire. Additionally, we have $5 million of U.S. federal and state income tax credit carry-forwards which expire between 2027 and 2029 and $1 million of U.S. federal income tax credits which have no expiration date. No provision has been made for U.S. federal or non-U.S. deferred income taxes on approximately $10 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2009. A provision has not been established because it is our present intention to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings at December 31, 2009 is not practicable.

In December 2009, as permitted under the U.K. group relief provisions, we surrendered $17 million of net operating losses generated in 2007 to Donvand Limited, a subsidiary of Travelport. A full valuation allowance had previously been established for such net operating losses. As a result, upon surrender, we reduced our gross deferred tax assets and the corresponding valuation allowance by $5 million.

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

The table below shows the changes in this liability during the years ended December 31, 2009, December 31, 2008 and December 31, 2007:

Amount
(in millions)

Balance as of January 1, 2007	$2
Increase in unrecognized tax benefits as a result of tax positions taken during the current year	2
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(1)
Settlements	(1)

Balance as of December 31, 2007	2
Increase in unrecognized tax benefits as a result of tax positions taken during the prior year	6
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(1)
Impact of foreign currency translation	(1)

Balance as of December 31, 2008	6
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(1)

Balance as of December 31, 2009	$5

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1 million, $1 million and $2 million as of December 31, 2009, December 31, 2008 and December 31, 2007, respectively. We do not expect to make any cash tax payments nor do we expect any statutes of limitations to lapse related to our liability for unrecognized tax benefits within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest and penalties of almost nil during each of the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Accrued interest and penalties were $1 million and almost nil as of December 31, 2009 and December 31, 2008, respectively.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the U.S. (federal and state), the U.K. and Australia. With limited exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2005. We are no longer subject to U.K. federal income tax examinations for years before 2008. We are no longer subject to Australian federal income tax examinations for the years before 2005.

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

In connection with the IPO, on July 25, 2007, the Company entered into a tax sharing agreement with Travelport, pursuant to which the Company and Travelport agreed to split, on a 29%/71% basis, all:

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

Our employees have participated in the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”) since the IPO. Prior to the IPO, our employees had participated in the Travelport Equity-Based Long-Term Incentive Plan (the “Travelport Plan”). The awards granted under each plan are described below.

Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan

The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors (the “Compensation Committee”) for participation in the Plan. The number of shares of our common

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock available for issuance under the Plan is 15,100,000 shares. As of December 31, 2009, 3,222,601 shares were available for future issuance under the Plan.

Stock Options

The table below summarizes the stock option activity under the Plan for the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
		Exercise Price	Contractual Term	Value(a)
	Shares	(per share)	(in years)	(in millions)

Outstanding at July 18, 2007	—	—	—
Granted	2,732,950	$14.96	9.6
Forfeited	(172,274)	$15.00	9.6

Outstanding at December 31, 2007	2,560,676	$14.96	9.6	—
Granted	2,130,059	$6.26	6.5
Forfeited	(473,930)	$12.19	7.9

Outstanding at December 31, 2008	4,216,805	$10.88	7.6	—
Granted	1,000,000	$4.15	6.0
Exercised	(67,522)	$6.25	5.5
Forfeited	(913,200)	$10.42	6.5

Outstanding at December 31, 2009	4,236,083	$9.46	6.5	$5

Exercisable at December 31, 2009	1,556,949	$12.81	7.0	—

(a)	Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The aggregate intrinsic value for stock options exercisable at December 31, 2009 was almost nil. The aggregate intrinsic value for stock options outstanding at December 31, 2009, December 31, 2008 and December 31, 2007 was $5 million, almost nil and $0, respectively.

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. The stock options granted at the time of the IPO as additional compensation to our employees who previously held equity awards under the Travelport Plan, as described below, vested 5.555% in August 2007 and vested an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested in May 2010. The stock options granted in the year ended December 31, 2009 vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly basis thereafter. All other stock options granted vest annually over a four-year period. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for stock options granted during the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007 are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. We use historical turnover to estimate employee forfeitures.

	Years Ended		Period from
	December 31,		July 18, 2007 to
Assumptions:	2009	2008	December 31, 2007

Dividend yield	—	—	—
Expected volatility	49%	41%	38%
Expected life (in years)	4.58	4.76	6.16
Risk-free interest rate	1.47%	3.62%	4.86%

Based on the above assumptions, the weighted average grant-date fair value of stock options granted during the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007 was $1.73, $2.54 and $6.89, respectively.

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan for the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	(per share)

Unvested at July 18, 2007	—	—
Granted	2,687,836	$13.16
Vested (a)	(181,003)	$11.73
Forfeited	(210,482)	$13.08

Unvested at December 31, 2007	2,296,351	$13.28
Granted	1,492,703	$6.12
Vested (a)	(296,366)	$11.61
Forfeited	(768,332)	$12.26

Unvested at December 31, 2008	2,724,356	$9.83
Granted	4,011,642	$1.92
Vested (a)	(587,829)	$8.91
Forfeited	(497,419)	$9.79

Unvested at December 31, 2009	5,650,750	$4.31

(a)	We issued 425,068 shares, 233,878 shares and 142,440 shares of common stock in connection with the vesting of restricted stock units during the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007, respectively, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

The restricted stock units granted at the time of the IPO upon conversion of unvested equity-based awards previously held by our employees under the Travelport Plan, as described below, vested 5.555% in August 2007 and vested an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested in May 2010. All other restricted stock units cliff vest at the end of either a two-year or three-year period, or vest annually over a three-year or four-year period. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total number of restricted stock units that vested during the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007 and the total fair value thereof was 587,829 restricted stock units, 296,366 restricted stock units and 181,003 restricted stock units, respectively, and $5 million, $3 million and $2 million, respectively.

Restricted Stock

The table below summarizes activity regarding unvested restricted stock under the Plan for the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	(per share)

Unvested at July 18, 2007	—	—
Granted	61,795	$8.45
Vested (a)	(13,130)	$8.45
Forfeited (b)	(6,586)	$8.45

Unvested at December 31, 2007	42,079	$8.45
Granted	—	—
Vested (a)	(16,832)	$8.45
Forfeited (b)	(6,586)	$8.45

Unvested at December 31, 2008	18,661	$8.45
Granted	—	—
Vested (a)	(14,453)	$8.45
Forfeited (b)	(2,013)	$8.45

Unvested at December 31, 2009	2,195	$8.45

(a)	Includes 4,453 shares, 2,617 shares and 2,266 shares of common stock transferred to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007, respectively. These shares are held by us in treasury.

(b)	These shares are held by us in treasury.

Shares of restricted stock were granted upon conversion of the Class B partnership interests previously held by our employees under the Travelport Plan. The restricted stock vested 5.555% in August 2007 and vested an additional 8.586% on each subsequent November, February, May and August through February 2010, and become fully vested in May 2010. The fair value of restricted stock on the date of grant is amortized on a straight-line basis over the requisite service period.

The total number of shares of restricted stock that vested during the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007 was 14,453 shares, 16,832 shares and 13,130 shares, respectively. The total fair value of the restricted stock that vested was almost nil for each of the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007.

Performance-Based Restricted Stock Units

On June 19, 2008, the Compensation Committee approved a grant of performance-based restricted stock units (“PSUs”) under the Plan to certain of our executive officers. The PSUs entitle the executives to receive a

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The table below summarizes the PSU activity under the Plan for the years ended December 31, 2009 and December 31, 2008. There was no PSU activity during the period from July 18, 2007 to December 31, 2007.

		Weighted Average
	Performance-Based	Grant Date
	Restricted	Fair Value
	Stock Units	(per share)

Unvested at December 31, 2007	—	—
Granted (a)	249,108	$6.28

Unvested at December 31, 2008	249,108	$6.28
Forfeited	(21,429)	$6.28

Unvested at December 31, 2009 (b)	227,679	$6.28

(a)	Represents the target number of shares underlying the PSUs that were granted to certain executive officers.

(b)	As of December 31, 2009, the Company expects that none of the PSUs will vest.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the deferred stock unit activity under the Plan for the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007:

		Weighted Average
		Grant Date
	Deferred	Fair Value
	Stock Units	(per share)

Outstanding at July 18, 2007	—	—
Granted	62,316	$12.90

Outstanding at December 31, 2007	62,316	$12.90
Granted	203,353	$5.58
Common stock issued (a)	(12,853)	$11.94

Outstanding at December 31, 2008	252,816	$7.06
Granted	439,250	$2.45

Outstanding at December 31, 2009	692,066	$4.13

(a)	A non-employee director terminated service from our board of directors during the year ended December 31, 2008. As a result, the non-employee director was entitled to receive one share of our common stock for each deferred stock unit held by him, or 12,853 shares of our common stock.

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

On July 18, 2007, the unvested restricted equity units and Class B partnership interests held by our employees were converted to restricted stock units and restricted shares under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan. This conversion affected 14 employees of Orbitz Worldwide. The conversion of the restricted equity units was based on the relative value of the shares of our common stock compared with that of Travelport’s Class A-2 capital interests at the time of the IPO. The conversion of the Class B partnership interests was based on the relative value of the shares of our common stock compared with the aggregate liquidation value of the Class B partnership interests at the time of the IPO. The Class C and D partnership interests were deemed to have no fair value as of the conversion date and as such were forfeited. Subsequent to the conversion, we also granted restricted stock units and stock options as additional compensation to the employees who previously held the Travelport interests. This compensation was granted as an award in consideration of potential future increases in value of the awards previously granted under the Travelport Plan. No incremental compensation expense was recognized as a result of the conversion.

The fair value of the Class A-2 capital interests granted under the Travelport Plan was estimated on the date of grant based on the fair market value of Travelport’s common equity relative to the number of Class A shares then outstanding. The fair value of the Class B, Class C and Class D partnership interests was estimated on the date of grant using the Monte-Carlo valuation model. The weighted average assumptions for the Class B, Class C and Class D partnership interests granted during the year ended December 31, 2007 are outlined in the table below.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions:

Dividend yield	—
Expected volatility	45%
Expected life (in years)	6.2
Risk-free interest rate	4.64%

The table below summarizes our activity under the Travelport Plan during 2007, immediately prior to the conversion date:

Restricted Equity
	Units		Partnership Interest
	Class A-2		Class B		Class C		Class D
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	(per share)	Shares	(per share)	Shares	(per share)	Shares	(per share)

Balance at December 31, 2006	5,367,234	$1.00	1,103,501	$0.49	1,103,501	$0.43	1,103,501	$0.38
Granted	230,881	$1.84	99,863	$0.67	99,863	$0.65	99,863	$0.56

Balance immediately prior to conversion date	5,598,115	$1.03	1,203,364	$0.50	1,203,364	$0.45	1,203,364	$0.39

During 2007, prior to the conversion date, 728,625 restricted equity units vested for a total fair value of $1 million. No partnership interests were vested prior to the conversion date. We expensed the restricted equity units and the Class B partnership interests on a straight-line basis over the requisite service period based upon the fair value of the award on the grant date. We did not record any compensation expense for the Class C and Class D partnership interests as it was determined that it was not probable that these awards would vest.

Compensation Expense

We recognized total equity-based compensation expense of $14 million, $15 million, and $8 million during the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively, none of which has provided us a tax benefit. Of the total equity-based compensation expense recorded in the year ended December 31, 2009, $2 million related to the accelerated vesting of certain equity-based awards held by our former President and Chief Executive Officer who resigned in January 2009. These awards vested on his last day of employment with the Company, or April 6, 2009, as provided for in the agreements related to these equity-based awards (see Note 15 — Severance).

As of December 31, 2009, a total of $16 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units, unvested PSUs and unvested restricted stock are expected to be recognized over the remaining weighted-average period of 2 years.

14.	Derivative Financial Instruments

Interest Rate Hedges

At December 31, 2009, we had the following interest rate swaps that effectively converted $200 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

			Fixed Interest	Variable Interest
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received

$100 million	May 30, 2008	May 31, 2011	3.39%	Three-month LIBOR
$100 million	September 30, 2008	September 30, 2010	2.98%	One-month LIBOR

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following interest rate swaps that effectively converted $300 million of the Term Loan from a variable to a fixed interest rate have matured:

			Fixed Interest	Variable Interest
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received

$100 million	July 25, 2007	December 31, 2008	5.21%	Three-month LIBOR
$200 million	July 25, 2007	December 31, 2009	5.21%	Three-month LIBOR

The objective of entering into our interest rate swaps is to protect against volatility of future cash flows and effectively hedge a portion of the variable interest payments on the Term Loan. We determined that these designated hedging instruments qualify for cash flow hedge accounting treatment. Our interest rate swaps are the only derivative financial instruments that we have designated as hedging instruments.

The interest rate swaps are reflected in our consolidated balance sheets at market value. The corresponding market adjustment is recorded to accumulated other comprehensive loss. The following table shows the fair value of our interest rate swaps at December 31, 2009 and December 31, 2008:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2009	December 31, 2008
		(in millions)

Liability Derivatives:
Interest rate swaps	Other current liabilities	$2	$8
Interest rate swaps	Other non-current liabilities	4	7

The following table shows the market adjustments recorded during the years ended December 31, 2009, December 31, 2008 and December 31, 2007:

Gain (Loss)
				(Loss) Reclassified			Recognized in Income
				From Accumulated			(Ineffective Portion
	Gain (Loss) in Other			OCI into			and the Amount
	Comprehensive Income			Interest Expense			Excluded from
	(‘‘OCI”)(a)			(Effective Portion)			Effectiveness Testing)
	Years Ended			Years Ended			Years Ended
	December 31,			December 31,			December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
(in millions)

Interest rate swaps	$9	$(8)	$(4)	$(14)	$(6)	$—	$—	$—	$—

(a)	The gain (loss) recorded in OCI is net of a tax benefit of $0, $0 and $2 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

The amount of loss recorded in accumulated other comprehensive loss at December 31, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $5 million after-tax.

Foreign Currency Hedges

We enter into foreign currency forward contracts (“forward contracts”) to manage exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. As of December 31, 2009, we had forward contracts outstanding with a total net notional amount of $130 million, which matured in January 2010. The forward contracts do not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the forward contracts are recorded in net income, as a component of selling, general and administrative expense in our consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value of our foreign currency hedges at December 31, 2009 and December 31, 2008:

	As of December 31, 2009		As of December 31, 2008
	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Location	Measurements	Location	Measurements
		(in millions)		(in millions)

Liability Derivatives:
Foreign currency hedges	Other current liabilities	$1	Other current liabilities	$1

The following table shows the changes in the fair value of our forward contracts recorded in net income during the years ended December 31, 2009, December 31, 2008 and December 31, 2007:

	(Loss) Gain in Selling, General &
	Administrative Expense
	Years Ended December 31,
	2009	2008	2007
	(in millions)

Foreign currency hedges (a)	$(7)	$14	$(2)

(a)	We recorded transaction gains (losses) associated with the re-measurement of our foreign denominated assets and liabilities of $3 million and $(19) million in the years ended December 31, 2009 and December 31, 2008, respectively, and a net transaction gain of almost nil in the year ended December 31, 2007. Transaction gains (losses) are included in selling, general and administrative expense in our consolidated statements of operations. The net impact of transaction gains (losses) associated with the re-measurement of our foreign denominated assets and liabilities and (losses) gains incurred on our foreign currency hedges was a net loss of $(4) million, $(5) million, and $(2) million in the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

15.	Severance

On January 6, 2009, our former President and Chief Executive Officer resigned. In connection with his resignation and pursuant to the terms of his employment agreement with the Company, we incurred total expenses of $2 million in the year ended December 31, 2009 relating to severance benefits and other termination-related costs, which are included in selling, general and administrative expense in our consolidated statements of operations. The majority of these cash payments will be made in equal amounts over a twenty-four month period from his resignation date. In addition, we recorded $2 million of additional equity-based compensation expense in the year ended December 31, 2009 related to the accelerated vesting of certain equity-based awards held by him (see Note 13 — Equity-Based Compensation).

We also reduced our workforce by approximately 130 domestic and international employees during the year ended December 31, 2009, and as a result we incurred $5 million of expenses related to severance benefits and other termination-related costs, which are included in selling, general and administrative expense in our consolidated statements of operations. Of the total employees severed, approximately 50 were severed in the first quarter of 2009 and an additional 50 employees were severed in the second quarter of 2009 in response to weakening demand in the travel industry and deteriorating economic conditions. The remaining 30 employees were severed in the fourth quarter of 2009 in an effort to better align the staffing levels of ebookers with its business objectives. As of December 31, 2009, $2 million of these costs had not yet been paid. These costs are expected to be paid during the first half of 2010.

During the year ended December 31, 2008, we reduced our workforce by approximately 160 domestic and international employees, primarily in response to weakening demand in the travel industry and deteriorating economic conditions. In connection with this workforce reduction, we incurred total expenses of $3 million during the year ended December 31, 2008 related to severance benefits and other termination-related costs, which are included in selling, general and administrative expense in our consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Employee Benefit Plans

Prior to the IPO, Travelport (subsequent to the Blackstone Acquisition) sponsored a defined contribution savings plan for employees in the U.S. that provided certain of our eligible employees an opportunity to accumulate funds for retirement. HotelClub and ebookers sponsor similar defined contribution savings plans. In September 2007, we adopted a qualified defined contribution savings plan for employees in the U.S. that replaced the existing defined contribution savings plans sponsored by Travelport, but did not alter the plans of HotelClub and ebookers.

We match the contributions of participating employees on the basis specified by the plans. We reduced our matching contribution percentage for our defined contribution savings plan for employees in the U.S. from a maximum of 6% of participant compensation to a maximum of 3% of participant compensation beginning on January 1, 2009. Additionally, effective January 1, 2009, new employees in the U.S. are not eligible for Company matching contributions until they have attained one year of service with the Company.

We recorded expense related to these plans in the amount of $5 million, $7 million and $5 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

17.	Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share:

			Period from
	Years Ended December 31,		July 18, 2007 to
	2009	2008	December 31, 2007
	(in millions, except share and per share data)

Net loss attributable to Orbitz Worldwide, Inc. common shareholders	$(337)	$(299)	$(42)

Net loss per share attributable to Orbitz Worldwide, Inc. common shareholders:
Weighted average shares outstanding for basic and diluted net loss per share attributable to Orbitz Worldwide, Inc. common shareholders (a)	84,073,593	83,342,333	81,600,478

Basic and Diluted (b)	$(4.01)	$(3.58)	$(0.51)

(a)	Stock options, restricted stock, restricted stock units and PSUs are not included in the calculation of diluted net loss per share for the years ended December 31, 2009 and December 31, 2008 and the period from July 18, 2007 to December 31, 2007 because we had a net loss for each period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted net loss per share.

(b)	Net loss per share may not recalculate due to rounding.

The following equity awards are not included in the diluted net loss per share calculation above because they would have had an antidilutive effect:

	As of December 31,
Antidilutive equity awards	2009	2008	2007

Stock options	4,236,083	4,216,805	2,560,676
Restricted stock units	5,650,750	2,724,356	2,296,351
Restricted stock	2,195	18,661	42,079
Performance-based restricted stock units	227,679	249,108	—

Total	10,116,707	7,208,930	4,899,106

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of December 31, 2009 and December 31, 2008, reflected in our consolidated balance sheets. We net settle amounts due to and from Travelport.

	December 31, 2009	December 31, 2008
	(in millions)

Due from Travelport, net	$3	$10

We also purchased assets of $1 million from Travelport and its subsidiaries during the year ended December 31, 2008, which are included in property and equipment, net in our consolidated balance sheets.

The following table summarizes the related party transactions with Travelport and its subsidiaries for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, reflected in our consolidated statements of operations:

	Years Ended December 31,
	2009	2008	2007
	(in millions)

Net revenue (a)	$122	$149	$126
Cost of revenue	1	—	—
Selling, general and administrative expense	—	3	11
Interest expense	4	3	48

(a)	These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gullivers Travel Associates, “GTA”) for the periods presented.

In 2007, in connection with the IPO, we paid a dividend to Travelport in the amount of $109 million. Any future determination to pay dividends would require the prior consent of Travelport, until such time as Travelport no longer beneficially owns at least 33% of the votes entitled to be cast by our outstanding common shares.

Stock Purchase Agreement

On November 4, 2009, the Company entered into a Stock Purchase Agreement with Travelport pursuant to which Travelport agreed to purchase 9,025,271 shares of the Company’s common stock for approximately $50 million in cash (see Note 8 — Exchange Agreement and Stock Purchase Agreement). This transaction closed on January 26, 2010.

Net Operating Losses

In December 2009, as permitted under the U.K. group relief provisions, we surrendered $17 million of net operating losses generated in 2007 to Donvand Limited, a subsidiary of Travelport (see Note 12 — Income Taxes).

Capital Contributions

In 2007, prior to the IPO, we received capital contributions from Travelport for operational funding.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate Related Functions

Our consolidated statement of operations for the year ended December 31, 2007 reflects an allocation from Travelport of both general corporate overhead expenses and direct billed expenses incurred on our behalf prior to the IPO. General corporate overhead expenses were allocated based on a percentage of the forecasted revenue. Direct billed expenses were based upon actual utilization of the services. Costs subject to the overhead allocations and direct billings included executive management, tax, insurance, accounting, legal, treasury, information technology, telecommunications, call center support and real estate expenses.

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

Separation Agreement

We entered into a Separation Agreement with Travelport at the time of the IPO. This agreement, as amended, provided the general terms for the separation of our respective businesses. When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. As a result, Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO.

In addition, Travelport agreed to continue to issue letters of credit on our behalf through at least March 31, 2010 and thereafter so long as Travelport and its affiliates (as defined in the Separation Agreement, as amended) own at least 50% of our voting stock, in an aggregate amount not to exceed $75 million (denominated in U.S. dollars). Travelport charges us fees for issuing, renewing or extending letters of credit on our behalf. This fee is included in interest expense in our consolidated statements of operations. At December 31, 2009 and December 31, 2008, there were $59 million and $67 million of letters of credit issued by Travelport on our behalf, respectively (see Note 11 — Commitments and Contingencies).

Transition Services Agreement

At the time of the IPO, we entered into a Transition Services Agreement with Travelport. Under this agreement, as amended, Travelport provided us with certain transition services, including insurance, human resources and employee benefits, payroll, tax, communications, collocation and data center facilities, information technology and other existing shared services. We also provided Travelport with certain services, including accounts payable, information technology hosting, data warehousing and storage as well as Sarbanes-Oxley compliance testing and deficiency remediation. The terms for the services provided under the Transition Services Agreement generally expired on March 31, 2008, subject to certain exceptions. The term of the Transition Services Agreement was extended until September 30, 2009 for services Travelport provided us related to the support and maintenance of applications for storage of certain financial and human resources data and until December 31, 2009 for services Travelport provided to us related to non-income tax return

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preparation and consulting services. The charges for these services were based on the time expended by the employee or service provider billed at the approximate human resource cost, including wages and benefits.

Master License Agreement

We entered into a Master License Agreement with Travelport at the time of the IPO. Pursuant to this agreement, Travelport licenses certain of our intellectual property and pays us fees for related maintenance and support services. The licenses include our supplier link technology; portions of ebookers’ booking, search and dynamic packaging technologies; certain of our products and online booking tools for corporate travel; portions of our private label dynamic packaging technology; and our extranet supplier connectivity functionality.

The Master License Agreement granted us the right to use a corporate online booking product developed by Travelport. We have entered into a value added reseller license with Travelport for this product.

Equipment, Services and Use Agreements

Prior to the IPO, we shared office locations with Travelport in twelve locations worldwide. In connection with the IPO, we separated the leasehold properties based upon our respective business operations and assigned a leasehold interest where one company had exclusive use or occupation of a property.

We also entered into an Equipment, Services and Use Agreement for each office occupied by both parties. This agreement commenced in most locations on June 1, 2007 and provided that the cost of the shared space would be ratably allocated. The agreement expired on December 31, 2007 but automatically renewed if no termination notice was served. Termination notices were served for all but three locations as of December 31, 2009.

Travelport remained liable to landlords for all lease obligations with guarantee agreements, unless expressly released from this liability by the relevant landlord.

GDS Service Agreements

Prior to the IPO, certain of our subsidiaries had subscriber services agreements with Galileo, a subsidiary of Travelport. Under these agreements, Galileo provided us GDS services and paid us an incentive payment for air, car and hotel segments processed using its GDS services.

In connection with the IPO, we entered into a new agreement with Travelport to use GDS services provided by both Galileo and Worldspan (the “Travelport GDS Service Agreement”). The Travelport GDS Service Agreement replaced the former Galileo agreement discussed above as well as a GDS contract we had with Worldspan. This agreement became effective in July 2007 with respect to GDS services provided by Galileo. In August 2007, upon completion of Travelport’s acquisition of Worldspan, this agreement became effective for GDS services provided by Worldspan. The agreement expires on December 31, 2014.

The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each segment that is processed through the Worldspan and Galileo GDSs (the “Travelport GDSs”). This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 36 million, 38 million and 33 million segments through the Travelport GDSs during the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Of the required number of segments, 16 million segments were required to be processed each year through Worldspan, and 20 million, 22 million and 17 million segments were required to be processed through Galileo during the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. The required number of segments processed in future years for Worldspan is fixed at 16 million segments, while the required number of segments for Galileo is subject to

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment based upon the actual segments processed by our domestic brands in the preceding year. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. No payments were made to Travelport related to the minimum segment requirement for our domestic brands for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2009 and December 31, 2008, and as a result, we were required to make nominal shortfall payments to Travelport related to each of these years. No payments were made to Travelport for the year ended December 31, 2007.

A significant portion of our GDS services are provided through the Travelport GDS Service Agreement. For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, we recognized $112 million, $108 million and $111 million of incentive revenue for segments processed through Galileo and Worldspan, respectively, which accounted for more than 10% of our total net revenue. For the year ended December 31, 2007, this amount includes incentive payments received for GDS services provided under the Travelport GDS Service Agreement as well as the former Galileo agreement and Worldspan contract.

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

Corporate Travel Agreement

We provide corporate travel management services to Travelport and its subsidiaries. We believe that this agreement was executed on terms comparable to those of unrelated third parties.

Agreements Involving Tecnovate

On July 5, 2007, we sold Tecnovate to Travelport for $25 million. In connection with the sale, we entered into an agreement to continue using the services of Tecnovate, which included call center and telesales, back office administrative, information technology and financial services. Tecnovate charges us based on an hourly billing rate for the services provided to us.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The agreement included a termination clause in the event of certain changes in control. In December 2007, Travelport completed the sale of Tecnovate to an affiliate of Blackstone, Intelenet Global Services (“Intelenet”), which qualified as a change in control under the termination clause. Prior to the sale, Travelport paid us an incentive fee of $5 million for entering into an amended service agreement to continue using the services of Tecnovate. We deferred the incentive fee and recognize it as a reduction to expense on a straight-line basis over the original three-year term of the agreement.

Financial Advisory Services Agreement

On July 16, 2007, we completed the sale of an offline U.K. travel subsidiary. Pursuant to an agreement between Travelport and Blackstone, Blackstone provided financial advisory services to Travelport and to us in connection with certain business transactions, including dispositions. Under the terms of that agreement, Travelport paid $2 million to Blackstone on our behalf for advisory services upon completion of the sale. As a result, in 2007, we recorded a $2 million capital contribution from Travelport in our consolidated balance sheet.

Related Party Transactions with Affiliates of Blackstone and TCV

In the normal course of conducting business, we have entered into various agreements with affiliates of Blackstone and TCV. We believe that these agreements have been executed on terms comparable to those of unrelated third parties. For example, we have agreements with certain hotel management companies that are affiliates of Blackstone and that provide us with access to their inventory. We also purchase services from certain Blackstone and TCV affiliates such as telecommunications and advertising. We have also entered into various outsourcing agreements with Intelenet, an affiliate of Blackstone, that provide us with call center and telesales, back office administrative, information technology and financial services. In addition, various Blackstone and TCV affiliates utilize our partner marketing programs and corporate travel services.

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of December 31, 2009 and December 31, 2008, reflected in our consolidated balance sheets:

	December 31, 2009	December 31, 2008
	(in millions)

Accounts payable	$5	$5
Accrued expenses	2	1
Accrued merchant payable	6	—

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, reflected in our consolidated statements of operations:

	Years Ended December 31,
	2009	2008	2007
	(in millions)

Net revenue	$17	$14	$12
Cost of revenue(b)	26	30	—
Selling, general and administrative expense(c)	3	5	1
Marketing expense	—	—	1

(b)	These amounts shown represent call center and telesales costs incurred under our outsourcing agreements with Intelenet.

(c)	Of the amounts shown for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, $3 million, $5 million and $0, respectively, represent costs incurred under our outsourcing agreements with Intelenet for back office administrative, information technology and financial services.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Value Measurements

We adopted the FASB’s new fair value guidance for our financial assets and financial liabilities on January 1, 2008 and for our non-financial assets and non-financial liabilities on January 1, 2009 (see Note 2 — Summary of Significant Accounting Policies). Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). This guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

We have derivative financial instruments that must be measured under this guidance. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. The guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. In accordance with the fair value hierarchy, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008, which are classified as other current liabilities and other non-current liabilities in our consolidated balance sheets:

	Fair Value Measurements as of
	December 31, 2009				December 31, 2008
		Quoted	Significant			Quoted	Significant
		prices in	other	Significant		prices in	other	Significant
	Balance at	active	observable	unobservable	Balance at	active	observable	unobservable
	December 31,	markets	inputs	inputs	December 31,	markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)	2008	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign currency hedge liability (see Note 14 — Derivative Financial Instruments)	$1	$1	$—	$—	$1	$1	$—	$—

Interest rate swap liabilities (see Note 14 — Derivative Financial Instruments)	$6	$—	$6	$—	$15	$—	$15	$—

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

The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the year ended December 31, 2009. These non-financial assets, which included our goodwill and trademarks and trade names, were required to be measured at fair value as of

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009 in connection with the interim impairment test we performed on our goodwill and trademarks and trade names in the first quarter of 2009 (see Note 3 — Impairment of Goodwill and Intangible Assets).

		Fair Value Measurements Using
			Significant
		Quoted	other	Significant
		prices in	observable	unobservable
	Balance at	active markets	inputs	inputs	Total
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(in millions)

Goodwill	$698	$—	$—	$698	$(250)

Trademarks and trade names	$150	$—	$—	$150	$(82)

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued merchant payable and accrued expenses, the carrying value approximates or equals fair value due to their short-term nature.

The carrying value of the Term Loan was $577 million at December 31, 2009, compared with a fair value of approximately $538 million. At December 31, 2008, the carrying value of the Term Loan was $593 million, compared with a fair value of $261 million. The fair values were determined based on quoted market ask prices.

20.	Segment Information

We determine operating segments based on how our chief operating decision maker manages the business, including making operating decisions and evaluating operating performance. We operate in one segment and have one reportable segment.

We maintain operations in the U.S., U.K., Australia, Germany, Sweden, France, Finland, Ireland, the Netherlands, Switzerland and other international territories. The table below presents net revenue by geographic area: the U.S. and all other countries. We allocate net revenue based on where the booking originated.

	Years Ended December 31,
	2009	2008	2007
	(in millions)

Net revenue
United States	$585	$686	$679
All other countries	153	184	180

Total	$738	$870	$859

The table below presents property and equipment, net, by geographic area: the U.S. and all other countries.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009	December 31, 2008	December 31, 2007
	(in millions)

Long-lived assets
United States	$168	$181	$174
All other countries	13	9	10

Total	$181	$190	$184

21.	Quarterly Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters in the period ended December 31, 2009.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009(a)
	(in millions, except per share data)

Net revenue	$175	$187	$188	$188
Cost and expenses	169	165	166	511
Operating income (loss)	6	22	22	(323)
Net (loss) income attributable to Orbitz Worldwide, Inc.	(18)	7	10	(336)
Basic and diluted net (loss) income per share attributable to Orbitz Worldwide, Inc. common shareholders	(0.21)	0.08	0.12	(4.02)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008(a)	2008	2008
	(in millions, except per share data)

Net revenue	$180	$240	$231	$219
Cost and expenses	156	516	216	220
Operating income (loss)	24	(276)	15	(1)
Net income (loss) attributable to Orbitz Worldwide, Inc.	8	(287)	(5)	(15)
Basic and diluted net income (loss) per share attributable to Orbitz Worldwide, Inc. common shareholders	0.10	(3.44)	(0.06)	(0.18)

(a)	During the three months ended March 31, 2009 and September 30, 2008, we recorded non-cash impairment charges related to goodwill and intangible assets in the amount of $332 million and $297 million, respectively (see Note 3 — Impairment of Goodwill and Intangible Assets).

22.	Global Access Agreement Amendment

On July 28, 2009, ebookers and Amadeus entered into an amendment to the Global Access Agreement, dated January 1, 2004, extending the term of the agreement to December 31, 2012. Under this agreement, as amended, Amadeus provides certain of our ebookers websites with access to travel supplier content, including air, hotel and car reservation information. We receive incentive payments based on the number of reservation segments we process annually through Amadeus.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Subsequent Events

On January 26, 2010, PAR and Travelport each completed their purchases of additional common shares of the Company. PAR exchanged $50 million aggregate principal amount of term loans outstanding under our senior secured credit agreement for 8,141,402 newly-issued shares of our common stock. We immediately retired the term loans received from PAR in accordance with the amendment to the Credit Agreement that we entered into with our lenders in June 2009. As a result, the amount outstanding on the Term Loan was reduced to $527 million. Concurrently, Travelport purchased 9,025,271 newly-issued shares of our common stock for $50 million in cash. In connection with these transactions, PAR and Travelport have each exercised their right to appoint a director to our Board of Directors. The appointees will be named at a later date. See Note 8 — Exchange Agreement and Stock Purchase Agreement.

On January 29, 2010, we entered into two interest rate swaps that effectively convert $200 million of the Term Loan from a variable to a fixed rate. The first swap was effective on January 29, 2010, has a notional amount of $100 million and matures on January 31, 2012. We pay a fixed rate of 1.15% on the swap and in exchange receive a variable rate based on one-month LIBOR. The second swap was effective on January 29, 2010, has a notional amount of $100 million and matures on January 31, 2012. We pay a fixed rate of 1.21% on the swap and in exchange receive a variable rate based on three-month LIBOR.

In January 2010, certain regulatory requirements required us to provide additional letters of credit of $16 million, $11 million of which were denominated in U.S. Dollars and issued by Travelport on our behalf and the equivalent of $5 million of which were denominated in Pounds Sterling and issued under our revolving credit facility.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to
	Beginning of	Costs and	Charged to				Balance at
	Period	Expenses	Other Accounts		Deductions		End of Period
	(In millions)

Tax Valuation Allowance
Year Ended December 31, 2009	$320	$35	$(20	)(a)	$(5	)(c)	$330
Year Ended December 31, 2008	330	27	(37	)(a)	—		320
Year Ended December 31, 2007	415	46	(117	)(b)	(14	)(d)	330

(a)	Represents foreign currency translation adjustments to the valuation allowance. In addition, the 2009 amount also includes a reclassification adjustment between our gross deferred tax assets and the corresponding valuation allowance.

(b)	Represents adjustments made to reflect the decreases in the valuation allowance related to the tax sharing agreement with the Founding Airlines.

(c)	Represents the surrender of $17 million of net operating losses generated in 2007 to Donvand Limited, a subsidiary of Travelport, as permitted under the U.K. group relief provisions. A full valuation allowance had previously been established for these net operating losses. As a result, upon surrender, we reduced our gross deferred tax assets and the corresponding valuation allowance by $5 million.

(d)	Represents the expiration of a U.S. federal income tax capital loss carryforward.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2009. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2009 and, therefore, concluded that our internal control over financial reporting was effective. Management’s Report on Internal Control over Financial Reporting is included in Item 8, “Financial Statements and Supplementary Data.”

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 — Election of Directors” in the 2010 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance — Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

Code of Business Conduct

We have adopted the Orbitz Worldwide, Inc. Code of Business Conduct and Ethics (the “Code of Business Conduct”) which applies to all of our directors and employees, including our chief executive officer, chief financial officer and principal accounting officer. In addition, we have adopted a Code of Ethics for our chief executive officer and senior financial officers. The Code of Business Conduct and the Code of Ethics are available on the corporate governance page of our Investor Relations website at www.orbitz-ir.com. Amendments to, or waivers from, the Code of Business Conduct applicable to these senior executives will be posted on our website and provided to you without charge upon written request to Orbitz Worldwide, Inc., Attention: Corporate Secretary, 500 W. Madison Street, Suite 1000, Chicago, Illinois 60661.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is included in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance — Independence of Directors” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Deloitte & Touche LLP” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following financial statements are included in Item 8 herein:

(a)(2)	Financial Statement Schedules: The following financial statement schedule is included in Item 8 herein:

Schedule II. Valuation and Qualifying Accounts	119

All other schedules are omitted because they are either not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.2	Amended and Restated Bylaws of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.3	Amendment to the Amended and Restated By-laws of Orbitz Worldwide, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 5, 2007).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
10.1	Form of Second Amended and Restated Airline Charter Associate Agreement between Orbitz, LLC and the Founding Airlines (incorporated by reference to Exhibit 10.1 to Amendment No. 5 to the Orbitz, Inc. Registration Statement on Form S-1 (Registration No. 333-88646) filed on November 25, 2003).
10.2	Second Amendment to the Second Amended and Restated Airline Charter Associate Agreement, dated as of July 7, 2009, between Orbitz, LLC and United Air Lines, Inc. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10.3	Form of Supplier Link Agreement between Orbitz Worldwide, Inc. and certain airlines (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on June 13, 2007).
10.4	Amendment to the Orbitz Supplier Link Agreement, dated as of July 7, 2009, between Orbitz, LLC and United Air Lines, Inc. (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10.5	Tax Agreement, dated as of November 25, 2003, between Orbitz, Inc. and American Airlines, Inc., Continental Airlines, Inc., Omicron Reservations Management, Inc., Northwest Airlines, Inc. and UAL Loyalty Services, Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 5 to the Orbitz, Inc. Registration Statement on Form S-1 (Registration No. 333-88646) filed on November 25, 2003).
10.6	Global Agreement, dated as of January 1, 2004, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 13, 2007).
10.7	Amendment to Global Agreement, dated as of July 30, 2004, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on June 29, 2007).
10.8	Complementary and Amendment Agreement to Global Agreement, effective as of September 1, 2006, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 13, 2007).
10.9	Amendment, effective October 1, 2007, between Amadeus IT Group, S.A. and ebookers Limited (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period Ended March 31, 2008).
10.10	Amendment, effective February 1, 2008, between Amadeus IT Group, S.A. and ebookers Limited (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period Ended September 30, 2008).

Exhibit No.	Description

10.11	Complimentary and Amendment Agreement, effective as of July 1, 2009, between Amadeus IT Group S.A. and ebookers Limited (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 30, 2009).
10.12	Credit Agreement, dated as of July 25, 2007, among Orbitz Worldwide, Inc., UBS AG, Stamford Branch, as administrative agent, collateral agent and an L/C issuer, UBS Loan Finance LLC, as swing line lender, Credit Suisse Securities (USA) LLC, as syndication agent, and Lehman Brothers Inc., as documentation agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.13	Amendment No. 1, dated as of June 2, 2009, by and among Orbitz Worldwide, Inc., the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 4, 2009).
10.14	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.15	First Amendment to Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on May 6, 2008).
10.16	Second Amendment to Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.12 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).
10.17	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.18	Master License Agreement, dated as of July 23, 2007, by and among Galileo International Technology, LLC, Galileo International, LLC, Orbitz, LLC, ebookers Limited, Donvand Limited, Travelport for Business, Inc., Orbitz Development, LLC and Neat Group Corporation (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.19	Master Supply and Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.20	Amendment No. 1, dated as of December 31, 2009, to Master Supply and Services Agreement, dated as of July 23, 2007, among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited.
10.21	Software License Agreement, dated as of July 23, 2007, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.8 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.22	Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.23	First Amendment, dated as of February 9, 2008, to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended March 31, 2008).
10.24	Second Amendment, dated as of April 4, 2008, to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended June 30, 2008).

Exhibit No.		Description

10.25		Third Amendment, dated as of January 23, 2009, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport International, L.L.C. (f/k/a Galileo International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.24 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).
10.26		Fourth Amendment, dated as of July 8, 2009, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport International, L.L.C. (f/k/a Galileo International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10.27		Fifth Amendment, dated as of November 5, 2009, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport International, L.L.C. (f/k/a Galileo International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.
10.28		Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 27, 2007).
10.29		Amendment, effective as of January 16, 2008, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.16 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007).
10.30		Exchange Agreement, dated as of November 4, 2009, between Orbitz Worldwide, Inc. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on November 10, 2009).
10.31		Amendment No. 1, dated as of January 15, 2010, to Exchange Agreement, by and among Orbitz Worldwide, Inc. and PAR Investment Partners, L.P.
10.32		Stock Purchase Agreement, dated as of November 4, 2009, between Orbitz Worldwide, Inc. and Travelport Limited (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on November 10, 2009).
10.33		Shareholders’ Agreement, dated as of November 4, 2009, among Orbitz Worldwide, Inc, PAR Investment Partners, L.P. and Travelport Limited (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on November 10, 2009).
10.34		Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated, effective June 2, 2009 (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 4, 2009).
10	.35*	Employment Agreement (including Form of Option Award Agreement), dated as of January 6, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.2 to Orbitz Worldwide, Inc. Current Report on Form 8-K filed on January 12, 2009).
10	.36*	Amendment to Employment Agreement, effective as of July 17, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10	.37*	Amended and Restated Employment Agreement, dated as of December 5, 2008, between Orbitz Worldwide, Inc. and Marsha Williams (incorporated by reference to Exhibit 10.29 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).
10	.38*	Separation Agreement, dated as of January 6, 2009, by and between Orbitz Worldwide, Inc. and Steven D. Barnhart (incorporated by reference to Exhibit 10.1 to Orbitz Worldwide, Inc. Current Report on Form 8-K filed on January 12, 2009).
10	.39*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Mike Nelson (incorporated by reference to Exhibit 10.10 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).

Exhibit No.		Description

10	.40*	Letter Agreement, effective as of August 14, 2007, between Orbitz Worldwide, Inc. and James P. Shaughnessy (incorporated by reference to Exhibit 10.32 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).
10	.41*	Letter Agreement, dated March 3, 2009, between Orbitz Worldwide, Inc. and James P. Shaughnessy (incorporated by reference to Exhibit 10.33 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).
10	.42*	Letter Agreement, dated July 31, 2009, between Orbitz Worldwide, Inc. and James P. Shaughnessy (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10	.43*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Frank Petito.
10	.44*	Form of Option Award Agreement (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).
10	.45*	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).
10	.46*	Form of Restricted Stock Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.13 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.47*	Form of Restricted Stock Unit Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.14 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.48*	Form of Restricted Stock Unit Award Agreement for Senior Management (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
10	.49*	Form of Option Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.15 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.50*	Form of Stock Option Award Agreement (Executive Officers) — 2008 Equity Grants (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.51*	Form of Restricted Stock Unit Award Agreement (Executive Officers) — 2008 Equity Grants (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.52*	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.53*	Form of CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10	.54*	Amended and Restated Orbitz Worldwide, Inc. Performance-Based Annual Incentive Plan, effective June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 4, 2009).
10	.55*	Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.56*	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
21.1		List of Subsidiaries.
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC

Date: March 3, 2010	By: /s/ Barney Harford Barney Harford President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2010	By: /s/ Barney Harford Barney Harford President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 3, 2010	By: /s/ Marsha C. Williams Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 3, 2010	By: /s/ John W. Bosshart John W. Bosshart Vice President of Global Accounting (Principal Accounting Officer)

Date: March 3, 2010	By: /s/ Jeff Clarke Jeff Clarke Chairman of the Board of Directors

Date: March 3, 2010	By: /s/ William C. Cobb William C. Cobb Director

Date: March 3, 2010	By: /s/ Richard P. Fox Richard P. Fox Director

Date: March 3, 2010	By: /s/ Jill A. Greenthal Jill A. Greenthal Director

Date: March 3, 2010	By: /s/ William J.G. Griffith William J.G. Griffith Director

Date: March 3, 2010	By: /s/ Paul C. Schorr IV Paul C. Schorr IV Director

Date: March 3, 2010	By: /s/ Jaynie Miller Studenmund Jaynie Miller Studenmund Director