Form 10-Q
period 2010-03-31
Orbitz Worldwide, Inc.
filed 2010-05-06
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33599

ORBITZ WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5337455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. Madison Street Suite 1000	60661 (Zip Code)
Chicago, Illinois
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

As of May 3, 2010, 101,153,354 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2010 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2009 Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2009

Net revenue	$187,153	$188,393
Cost and expenses
Cost of revenue	38,250	35,356
Selling, general and administrative	63,790	66,428
Marketing	57,657	64,269
Depreciation and amortization	18,986	14,388
Impairment of other assets (see Note 9)	1,704	—
Impairment of goodwill and intangible assets	—	331,527

Total operating expenses	180,387	511,968

Operating income (loss)	6,766	(323,575)
Other (expense)
Net interest expense	(11,311)	(14,513)
Other expense	(399)	(35)

Total other (expense)	(11,710)	(14,548)

Loss before income taxes	(4,944)	(338,123)
Provision (benefit) for income taxes	317	(1,967)

Net loss	$(5,261)	$(336,156)

Net loss per share — basic and diluted:
Net loss per share	$(0.05)	$(4.02)

Weighted average shares outstanding	96,736,876	83,593,448

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	March 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$161,930	$88,656
Accounts receivable (net of allowance for doubtful accounts of $1,156 and $935, respectively)	67,979	54,708
Prepaid expenses	17,841	17,399
Due from Travelport, net	13,540	3,188
Other current assets	4,072	5,702

Total current assets	265,362	169,653
Property and equipment, net	172,935	180,962
Goodwill	714,483	713,123
Trademarks and trade names	155,261	155,090
Other intangible assets, net	14,528	18,562
Deferred income taxes, non-current	9,057	9,954
Other non-current assets	55,745	46,898

Total Assets	$1,387,371	$1,294,242

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,606	$30,279
Accrued merchant payable	310,493	219,073
Accrued expenses	111,058	112,771
Deferred income	45,233	30,924
Term loan, current	19,768	20,994
Other current liabilities	3,434	5,162

Total current liabilities	520,592	419,203
Term loan, non-current	486,250	555,582
Line of credit	—	42,221
Tax sharing liability	108,513	108,736
Unfavorable contracts	10,325	9,901
Other non-current liabilities	26,767	28,096

Total Liabilities	1,152,447	1,163,739

Commitments and contingencies (see Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 101,027,029 and 83,831,561 shares issued and outstanding, respectively	1,010	838
Treasury stock, at cost, 24,913 and 24,521 shares held, respectively	(50)	(48)
Additional paid in capital	1,022,509	921,425
Accumulated deficit	(790,633)	(785,372)
Accumulated other comprehensive income (loss) (net of accumulated tax benefit of $2,558 and $2,558, respectively)	2,088	(6,340)

Total Shareholders’ Equity	234,924	130,503

Total Liabilities and Shareholders’ Equity	$1,387,371	$1,294,242

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Operating activities:
Net loss	$(5,261)	$(336,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	389	—
Depreciation and amortization	18,986	14,388
Impairment of other assets	1,704	—
Impairment of goodwill and intangible assets	—	331,527
Amortization of unfavorable contract liability	(825)	(825)
Non-cash net interest expense	4,017	4,196
Deferred income taxes	291	(3,787)
Stock compensation	2,901	4,767
Provision for bad debts	141	255
Changes in assets and liabilities:
Accounts receivable	(14,720)	(4,796)
Deferred income	14,477	16,818
Due to/from Travelport, net	(10,442)	8,567
Accrued merchant payable	96,073	67,879
Accounts payable, accrued expenses and other current liabilities	(7,947)	10,803
Other	(3,793)	3,076

Net cash provided by operating activities	95,991	116,712

Investing activities:
Property and equipment additions	(7,367)	(11,757)
Changes in restricted cash	(14)	—

Net cash (used in) investing activities	(7,381)	(11,757)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	48,950	—
Payment of fees to repurchase a portion of the term loan	(248)	—
Payments on the term loan	(20,994)	(1,500)
Payments to satisfy employee tax withholding obligations upon vesting of equity-based awards	(60)	(36)
Proceeds from exercise of employee stock options	65	—
Proceeds from line of credit	—	99,457
Payments on line of credit	(42,221)	(59,823)

Net cash (used in) provided by financing activities	(14,508)	38,098

Effects of changes in exchange rates on cash and cash equivalents	(828)	(1,328)

Net increase in cash and cash equivalents	73,274	141,725
Cash and cash equivalents at beginning of period	88,656	31,193

Cash and cash equivalents at end of period	$161,930	$172,918

Supplemental disclosure of cash flow information:
Income tax payments, net	$1,072	$1,437
Cash interest payments, net of capitalized interest of $10 and $43, respectively	$6,695	$10,506
Non-cash financing activity:
Repayment of term loan in connection with debt-equity exchange	$49,564	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(5,261)	$(336,156)
Other comprehensive income, net of income taxes
Currency translation adjustment	8,147	23
Unrealized gains on floating to fixed interest rate swaps	281	1,867

Other comprehensive income	8,428	1,890

Comprehensive income (loss)	$3,167	$(334,266)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity

Balance at December 31, 2009	83,831,561	$838	24,521	$(48)	$921,425	$(785,372)	$(6,340)	$130,503
Net loss	—	—	—	—	—	(5,261)	—	(5,261)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	2,843	—	—	2,843
Common shares issued pursuant to Exchange Agreement and Stock Purchase Agreement (see Note 7)	17,166,673	172	—	—	98,176	—	—	98,348
Common shares issued upon vesting of restricted stock units	18,585	—	—	—	—	—	—	—
Common shares issued upon exercise of stock options	10,602	—	—	—	65	—	—	65
Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	(392)	—	392	(2)	—	—	—	(2)
Other comprehensive income	—	—	—	—	—	—	8,428	8,428

Balance at March 31, 2010	101,027,029	$1,010	24,913	$(50)	$1,022,509	$(790,633)	$2,088	$234,924

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

Description of the Business

Orbitz, Inc. (“Orbitz”) was formed in early 2000 by American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the “Founding Airlines”). In November 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), whose online travel distribution businesses included the HotelClub and RatesToGo brands (collectively referred to as “HotelClub” in this Form 10-Q) and the CheapTickets brand. In February 2005, Cendant acquired ebookers Limited, an international online travel brand which currently has operations in 12 countries throughout Europe (“ebookers”).

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”). We refer to this acquisition as the “Blackstone Acquisition” in this Form 10-Q.

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At March 31, 2010 and December 31, 2009, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially owned approximately 56% and 57% of our outstanding common stock, respectively.

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub based in Sydney, Australia, which has operations globally. We provide customers with the ability to book a comprehensive set of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K filed with the SEC on March 3, 2010. Our consolidated financial statements were presented in millions in our previous SEC filings. Beginning with this Form 10-Q, our consolidated financial statements are now presented in thousands.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. Our estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of our condensed

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from our estimates.

During the three months ended March 31, 2010, we had a change in estimate related to the timing of our recognition of travel insurance revenue. Historically, we recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. In the first quarter of 2010, our travel insurance supplier implemented more timely reporting, and as a result, we are now able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. This change in estimate resulted in a $3.4 million increase in net revenue and net income for the three months ended March 31, 2010.

2.	Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that allows companies to allocate arrangement consideration in a multiple element arrangement in a way that better reflects the transaction economics. It provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined. When this evidence cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance also expands the disclosure requirements to require that an entity provide both qualitative and quantitative information about the significant judgments made in applying this guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011. We are currently assessing the impact of this guidance on our financial position and results of operations.

In January 2010, the FASB issued guidance that requires expanded disclosures about fair value measurements. This guidance adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations. The applicable disclosures are included in Note 16 — Fair Value Measurements.

3.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)

Capitalized software	$226,337	$221,261
Furniture, fixtures and equipment	69,145	68,896
Leasehold improvements	13,364	13,443
Construction in progress	14,026	13,482

Gross property and equipment	322,872	317,082
Less: accumulated depreciation and amortization	(149,937)	(136,120)

Property and equipment, net	$172,935	$180,962

We recorded depreciation and amortization expense related to property and equipment in the amount of $14.9 million and $10.1 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$714,483	$713,123
Trademarks and trade names	155,261	155,090

The changes in the carrying amount of goodwill during the three months ended March 31, 2010 were as follows:

Amount
(in thousands)

Balance at December 31, 2009, net of accumulated impairment of $459,199	$713,123
Impact of foreign currency translation (a)	1,360

Balance at March 31, 2010, net of accumulated impairment of $459,199	$714,483

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

Finite-lived intangible assets consisted of the following:

	March 31, 2010				December 31, 2009
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
		(in thousands)		(in years)		(in thousands)		(in years)

Finite-Lived Intangible Assets:
Customer relationships	$65,936	$(53,985)	$11,951	4	$66,190	$(50,329)	$15,861	4
Vendor relationships and other	5,177	(2,600)	2,577	7	5,072	(2,371)	2,701	7

Total Finite-Lived Intangible Assets	$71,113	$(56,585)	$14,528	5	$71,262	$(52,700)	$18,562	5

We recorded amortization expense related to finite-lived intangible assets in the amount of $4.1 million and $4.3 million for the three months ended March 31, 2010 and March 31, 2009, respectively. These amounts are included in depreciation and amortization expense in our condensed consolidated statements of operations.

The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in thousands)

2010 (remaining 9 months)	$7,116
2011	2,661
2012	2,392
2013	1,642
2014	717

Total	$14,528

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)

Advertising and marketing	$23,551	$17,897
Tax sharing liability, current	21,176	17,390
Employee costs (a)	18,802	32,684
Professional fees	6,227	4,414
Rebates	5,941	5,928
Customer service costs	5,577	5,575
Technology costs	5,250	4,413
Contract exit costs	4,906	4,858
Unfavorable contracts, current	3,755	3,300
Facilities costs	1,590	2,588
Other	14,283	13,724

Total accrued expenses	$111,058	$112,771

(a)	The change in the employee costs line item from December 31, 2009 to March 31, 2010 primarily represents the payment of employee bonuses during the first quarter of 2010.

The employee costs line item includes accrued severance associated with the resignation of our former President and Chief Executive Officer in January 2009 and work force reductions we undertook in the fourth quarter of 2009 to better align the staffing levels of ebookers with its business objectives. At March 31, 2010 and December 31, 2009, total accrued severance costs were $1.5 million and $3.2 million, respectively. The majority of these costs are expected to be paid during the remainder of 2010.

6.	Term Loan and Revolving Credit Facility

On July 25, 2007, concurrent with the IPO, we entered into a $685.0 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600.0 million term loan facility (“Term Loan”) and a six-year $85.0 million revolving credit facility, which was effectively reduced to a $72.5 million revolving credit facility following the bankruptcy of Lehman Commercial Paper Inc. in October 2008 (“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The principal amount of the Term Loan is payable in quarterly installments of $1.3 million, with the final installment (equal to the remaining outstanding balance) due upon maturity in July 2014. In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2009, we made a $21.0 million prepayment on the Term Loan in the first quarter of 2010 as required. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. As a result, we are not required to make any other principal payments on the Term Loan during the remainder of 2010. Based on our current financial projections for the year ending December 31, 2010, we estimate that we will be required to make a $19.8 million

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepayment on the Term Loan in the first quarter of 2011. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of March 31, 2010.

The changes in the Term Loan during the three months ended March 31, 2010 were as follows:

Amount
(in thousands)

Balance at December 31, 2009	$576,576
Principal prepayments	(20,994)
Retirements (a)	(49,564)

Balance at March 31, 2010	$506,018

(a)	On January 26, 2010, PAR Investment Partners, L.P. (“PAR”) exchanged $49.6 million aggregate principal amount of term loans outstanding under the Credit Agreement for 8,141,402 shares of our common stock (see Note 7 — Exchange Agreement and Stock Purchase Agreement). We immediately retired the term loans received from PAR in accordance with the amendment to the Credit Agreement that we entered into with our lenders in June 2009.

At March 31, 2010, we had interest rate swaps outstanding that effectively converted $400.0 million of the Term Loan to a fixed interest rate (see Note 13 — Derivative Financial Instruments). As a result of these interest rate swaps, at March 31, 2010, $100.0 million of the Term Loan effectively bears interest at a fixed rate of 6.39%, an additional $100.0 million of the Term Loan effectively bears interest at a fixed rate of 5.98%, an additional $100.0 million of the Term Loan effectively bears interest at a fixed rate of 4.15% and an additional $100.0 million of the Term Loan effectively bears interest at a fixed rate of 4.21%. The remaining $106.0 million of the Term Loan bears interest at a variable rate of LIBOR plus 300 basis points, or 3.25%, as of March 31, 2010.

Revolver

The Revolver provides for borrowings and letters of credit of up to $72.5 million ($42.6 million in U.S. dollars and the equivalent of $29.9 million denominated in Euros and Pounds Sterling) and bears interest at a variable rate, at our option, of LIBOR plus a margin of 250 basis points or an Alternative Base Rate plus a margin of 150 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We incur a commitment fee of 50 basis points on any unused amounts on the Revolver. The Revolver matures in July 2013.

At March 31, 2010, there were no outstanding borrowings under the Revolver. At December 31, 2009, $42.2 million of borrowings were outstanding under the Revolver, all of which were denominated in U.S. dollars. In addition, at March 31, 2010 and December 31, 2009, there was the equivalent of $8.6 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. We had $63.9 million and $25.8 million of availability under the Revolver at March 31, 2010 and December 31, 2009, respectively. Commitment fees on unused amounts under the Revolver were $0.1 million for each of the three months ended March 31, 2010 and March 31, 2009.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the aggregate maturities of the Term Loan over the next five years, excluding any mandatory prepayments that could be required under the Term Loan beyond the first quarter of 2011. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of March 31, 2010. There were no amounts outstanding under the Revolver as of March 31, 2010.

Year	(in thousands)

2010 (remaining 9 months)	$—
2011	19,768
2012	—
2013	—
2014	486,250

Total	$506,018

7.	Exchange Agreement and Stock Purchase Agreement

On January 26, 2010, PAR and Travelport each completed its purchase of additional common shares of the Company. Pursuant to an Exchange Agreement we entered into with PAR, as amended, PAR exchanged $49.6 million aggregate principal amount of term loans outstanding under the Credit Agreement for 8,141,402 shares of our common stock. We immediately retired the term loans received from PAR in accordance with the amendment to the Credit Agreement that we entered into with our lenders in June 2009. The fair value of the common shares issued in the exchange was $49.4 million. After taking into account the write-off of unamortized debt issuance costs of $0.4 million and $0.2 million of other miscellaneous fees incurred to purchase the debt, we recorded a $0.4 million loss on extinguishment, which is included in other expense in our condensed consolidated statement of operations for the three months ended March 31, 2010.

Concurrently, pursuant to a Stock Purchase Agreement we entered into with Travelport, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash. We incurred $1.1 million of issuance costs associated with these equity investments by PAR and Travelport, which are included in additional paid in capital in our condensed consolidated balance sheet at March 31, 2010.

8.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of March 31, 2010, the estimated remaining payments that may be due under this agreement were approximately $213.9 million. We estimate that the net present value of our obligation to pay tax benefits to the Founding Airlines was $129.7 million and $126.1 million at March 31, 2010 and December 31, 2009, respectively. The table below shows the changes in the tax sharing liability during the three months ended March 31, 2010:

Amount
(in thousands)

Balance at December 31, 2009	$126,126
Accretion of interest expense (a)	3,563

Balance at March 31, 2010	$129,689

(a)	We accreted interest expense related to the tax sharing liability of $3.6 million and $3.7 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $21.2 million and $17.4 million is included in accrued expenses in our condensed consolidated balance sheets

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at March 31, 2010 and December 31, 2009, respectively. The long-term portion of the tax sharing liability of $108.5 million and $108.7 million is reflected as the tax sharing liability in our condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively. At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we recorded a receivable of $37.0 million which is included in other non-current assets in our condensed consolidated balance sheets at March 31, 2010 and December 31, 2009.

The table below shows the estimated payments under our tax sharing liability over the next five years:

Year	(in thousands)

2010 (remaining 9 months)	$22,049
2011	20,358
2012	16,817
2013	17,524
2014	18,092
Thereafter	119,095

Total	$213,935

9.	Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements (“Charter Associate Agreements”) with the Founding Airlines as well as US Airways (“Charter Associate Airlines”). These agreements pertain to our Orbitz business, which was owned by the Founding Airlines at the time we entered into the agreements. Under the Charter Associate Agreements, we must pay a portion of the global distribution system (“GDS”) incentive revenue we earn from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter Associate Airline are booked through the Orbitz.com website utilizing Worldspan. We also receive in-kind marketing and promotional support from the Charter Associate Airlines under the Charter Associate Agreements. The rebate structure under the Charter Associate Agreements was considered unfavorable when compared with market conditions at the time of the Blackstone Acquisition. As a result, a net unfavorable contract liability was established on the acquisition date. The amount of this liability was determined based on the discounted cash flows of the expected future rebate payments we would be required to make to the Charter Associate Airlines, net of the fair value of the expected in-kind marketing and promotional support we would receive from the Charter Associate Airlines. The portion of the net unfavorable contract liability related to the expected future rebate payments is amortized as an increase to net revenue, whereas the partially offsetting asset for the expected in-kind marketing and promotional support is amortized as an increase to marketing expense in our condensed consolidated statements of operations, both on a straight-line basis over the remaining contractual term.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the changes in the unfavorable contracts liability during the three months ended March 31, 2010:

Amount
(in thousands)

Balance at December 31, 2009	$13,201
Amortization (a)	(825)
Impairment (b)	1,704

Balance at March 31, 2010	$14,080

(a)	We recognized net amortization for the unfavorable portion of the Charter Associate Agreements in the amount of $0.8 million ($2.3 million was recorded as an increase to net revenue and $1.5 million was recorded as an increase to marketing expense) for each of the three months ended March 31, 2010 and March 31, 2009.

(b)	During the three months ended March 31, 2010, we recorded a non-cash charge to impair the portion of the asset related to the expected in-kind marketing and promotional support to be received from Northwest Airlines under our Charter Associate Agreement with that airline. As a result of the completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines will no longer be obligated to provide us with in-kind marketing and promotional support after June 1, 2010. This impairment charge is reflected as impairment of other assets in our condensed consolidated statement of operations for the three months ended March 31, 2010.

At March 31, 2010 and December 31, 2009, the net unfavorable contract liability was $14.1 million and $13.2 million, respectively. The current portion of the liability of $3.8 million and $3.3 million was included in accrued expenses in our condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively. The long term portion of the liability of $10.3 million and $9.9 million is reflected as unfavorable contracts in our condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively.

10.	Commitments and Contingencies

Our commitments as of March 31, 2010 did not materially change from the amounts set forth in our 2009 Annual Report on Form 10-K, except for the following:

	2010 (remaining
	9 months)	2011	2012	2013	2014	Thereafter	Total
			(in thousands)

Telecommunications service agreement (a)	$1,600	$2,500	$2,500	$—	$—	$—	$6,600

(a)	In January 2010, we entered into a new three-year telecommunications service agreement, which requires a minimum annual commitment of $2.5 million.

In addition to the commitment shown above, the amount and timing of future principal payments on the Term Loan (see Note 6 — Term Loan and Revolving Credit Facility) and the timing of future payments in connection with the tax sharing agreement with the Founding Airlines has changed (see Note 8 — Tax Sharing Liability). Also, in January 2010 we repaid the $42.2 million of borrowings that were outstanding on the Revolver as of December 31, 2009. There were no outstanding borrowings under the Revolver at March 31, 2010.

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the South Carolina Department of Revenue; the Colorado Department of Revenue; the West Virginia Department of Revenue; the Hawaii Department of Taxation; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Colorado Springs and Steamboat Springs, Colorado; and the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval and Osceola, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against the Company, individually ranging from almost nil to approximately $3.2 million, and totaling approximately $10.7 million. Assessments that are administratively final and subject to judicial review have been issued by the cities of Anaheim and San Francisco, California; the counties of Miami-Dade and Broward, Florida; the Indiana Department of Revenue and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the cities of Los Angeles and San Diego, California; the city of Philadelphia, Pennsylvania, the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; and the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. We have established a nominal reserve relating to a discovery sanction that is expected to be entered in a case pending in Columbus, Georgia. This is the only reserve we have established related to the hotel occupancy tax matters, and it is unrelated to the merits of the case. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters based upon advice of counsel, unfavorable resolutions could occur. While we cannot estimate our range of loss and believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $1.3 million and $1.5 million for the

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended March 31, 2010 and March 31, 2009, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, as of March 31, 2010, we had not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At March 31, 2010 and December 31, 2009, there were $0.8 million of surety bonds outstanding. At March 31, 2010 and December 31, 2009, there were $2.2 million and $1.5 million of bank guarantees outstanding, respectively.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as amended, (the “Separation Agreement”) entered into in connection with the IPO. The letter of credit fees were $0.9 million and $1.0 million for the three months ended March 31, 2010 and March 31, 2009, respectively. At March 31, 2010 and December 31, 2009, there were $68.7 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 15 — Related Party Transactions). In addition, at March 31, 2010 and December 31, 2009, there was the equivalent of $8.6 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling.

11.	Income Taxes

We have established a liability for unrecognized tax benefits that management believes to be adequate. The table below shows the changes in this liability during the three months ended March 31, 2010:

Amount
(in thousands)

Balance at December 31, 2009	$4,910
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(80)
Impact of foreign currency translation	(15)

Balance at March 31, 2010	$4,815

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1.1 million at March 31, 2010. We do not expect to make any cash tax payments nor do we expect any statutes of limitations to lapse related to our liability for unrecognized tax benefits within the next twelve months.

We recognized interest and penalties of $0 during each of the three months ended March 31, 2010 and March 31, 2009. Accrued interest and penalties were $0.6 million at March 31, 2010 and December 31, 2009.

In computing the tax provision for the three months ended March 31, 2010, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the three months ended March 31, 2010 and are expected to generate pre-tax book income during the remainder of fiscal year 2010. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three months ended March 31, 2010 and are expected to be able to realize the benefits associated with these losses during the remainder of fiscal year 2010 or are expected to recognize a deferred tax asset related to such losses at December 31, 2010.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Equity-Based Compensation

We currently issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. We recognized total equity-based compensation expense of $2.9 million and $4.8 million during the three months ended March 31, 2010 and March 31, 2009, respectively, none of which has provided us a tax benefit.

There was no significant activity related to restricted stock, restricted stock units, stock options, performance-based restricted stock units (“PSUs”) or deferred stock units during the three months ended March 31, 2010. As of March 31, 2010, the Company expects that none of the PSUs will vest.

13.	Derivative Financial Instruments

Interest Rate Hedges

At March 31, 2010, we had the following interest rate swaps that effectively converted $400.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

			Fixed Interest	Variable Interest
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received

$100.0 million	May 30, 2008	May 31, 2011	3.39%	Three-month LIBOR
$100.0 million	September 30, 2008	September 30, 2010	2.98%	One-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.15%	One-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.21%	Three-month LIBOR

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

The interest rate swaps are reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment is recorded to accumulated other comprehensive income (loss). The following table shows the fair value of our interest rate swaps at March 31, 2010 and December 31, 2009:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2010	December 31, 2009
		(in thousands)

Liability Derivatives:
Interest rate swaps	Other current liabilities	$1,337	$1,899
Interest rate swaps	Other non-current liabilities	3,718	3,437

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the market adjustments recorded during the three months ended March 31, 2010 and March 31, 2009:

Gain (Loss)
Recognized in
			(Loss) Reclassified		Income (Ineffective
	Gain in Other		From Accumulated		Portion and the
	Comprehensive		OCI into		Amount Excluded
	Income		Interest Expense		from Effectiveness
	(“OCI”)		(Effective Portion)		Testing)
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
(in thousands)

Interest rate swaps	$281	$1,867	$(1,783)	$(2,887)	$—	$—

The amount of loss recorded in accumulated other comprehensive income at March 31, 2010 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $5.7 million after-tax.

Foreign Currency Hedges

We enter into foreign currency forward contracts (“forward contracts”) to manage exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. As of March 31, 2010, we had forward contracts outstanding with a total net notional amount of $156.1 million, which matured in April 2010. The forward contracts do not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the forward contracts are recorded in net income, as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges at March 31, 2010 and December 31, 2009:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2010	December 31, 2009
		(in thousands)

Asset Derivatives:
Foreign currency hedges	Other current assets	$166	$—
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$974	$1,208

The following table shows the changes in the fair value of our forward contracts recorded in net income during the three months ended March 31, 2010 and March 31, 2009:

	Gain (Loss) in
	Selling, General &
	Administrative Expense
	Three Months Ended March 31,
	2010	2009
	(in thousands)

Foreign currency hedges (a)	$3,364	$(80)

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	We recorded transaction losses associated with the re-measurement of our foreign denominated assets and liabilities of $(8.0) million and $(1.8) million in the three months ended March 31, 2010 and March 31, 2009, respectively. Transaction losses are included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of transaction losses associated with the re-measurement of our foreign denominated assets and liabilities and gains (losses) incurred on our foreign currency hedges was a net loss of $(4.6) million and $(1.9) million in the three months ended March 31, 2010 and March 31, 2009, respectively.

14.	Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except share and per share data)

Net loss	$(5,261)	$(336,156)

Net loss per share:
Weighted average shares outstanding for basic and diluted net loss per share (a)	96,736,876	83,593,448

Basic and Diluted	$(0.05)	$(4.02)

(a)	Stock options, restricted stock, restricted stock units and PSUs are not included in the calculation of diluted net loss per share for the three months ended March 31, 2010 and March 31, 2009 because we had a net loss for each period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted net loss per share.

The following equity awards are not included in the diluted net loss per share calculation above because they would have had an antidilutive effect:

	As of March 31,
Antidilutive Equity Awards	2010	2009

Stock options	4,181,812	5,076,084
Restricted stock units	5,572,023	2,602,316
Restricted stock	1,098	15,552
Performance-based restricted stock units	227,679	249,108

Total	9,982,612	7,943,060

15.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of March 31, 2010 and December 31, 2009, reflected in our condensed consolidated balance sheets. We net settle amounts due to and from Travelport.

	March 31, 2010	December 31, 2009
	(in thousands)

Due from Travelport, net	$13,540	$3,188

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three months ended March 31, 2010 and March 31, 2009, reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Net revenue (a)	$31,937	$29,599
Cost of revenue	147	—
Selling, general and administrative expense	23	474
Interest expense	945	986

(a)	These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gullivers Travel Associates, “GTA”) for the periods presented.

The tables above reflect amounts resulting from agreements with Travelport and its subsidiaries, including our transition services agreement, master license agreement, equipment, services and use agreements, GDS service agreement, hotel sourcing and franchise agreement and corporate travel agreement.

Travelport is also obligated to issue letters of credit on our behalf so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock, in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars). At March 31, 2010 and December 31, 2009, there were $68.7 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 10 — Commitments and Contingencies).

Stock Purchase Agreement

On January 26, 2010, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash (see Note 7 — Exchange Agreement and Stock Purchase Agreement).

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

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of March 31, 2010 and December 31, 2009, reflected in our condensed consolidated balance sheets:

	March 31, 2010	December 31, 2009
	(in thousands)

Accounts receivable	$67	$62
Prepaid expenses	20	78
Accounts payable	5,251	5,432
Accrued expenses	2,464	2,461
Accrued merchant payable	5,912	6,131

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the three months ended March 31, 2010 and March 31, 2009, reflected in our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Net revenue	$4,669	$2,728
Cost of revenue (a)	7,591	6,011
Selling, general and administrative expense (b)	692	998

(a)	The amounts shown represent call center and telesales costs incurred under our outsourcing agreements with Intelenet.

(b)	Of the amounts shown for the three months ended March 31, 2010 and March 31, 2009, $0.6 million and $0.9 million, respectively, represent costs incurred under our outsourcing agreements with Intelenet for back office administrative, information technology and financial services.

16.	Fair Value Measurements

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, which are classified as other current assets, other current liabilities and other non-current liabilities in our condensed consolidated balance sheets. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements as of
	March 31, 2010				December 31, 2009
		Quoted	Significant			Quoted	Significant
		prices in	other	Significant		prices in	other	Significant
	Balance at	active	observable	unobservable	Balance at	active	observable	unobservable
	March 31,	markets	inputs	inputs	December 31,	markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)	2009	(Level 1)	(Level 2)	(Level 3)
				(in thousands)

Foreign currency hedge asset (see Note 13 — Derivative Financial Instruments)	$166	$166	$—	$—	$—	$—	$—	$—

Foreign currency hedge liability (see Note 13 — Derivative Financial Instruments)	$974	$974	$—	$—	$1,208	$1,208	$—	$—

Interest rate swap liabilities (see Note 13 — Derivative Financial Instruments)	$5,055	$—	$5,055	$—	$5,336	$—	$5,336	$—

We value our foreign currency hedges based on the difference between the foreign currency forward contract rate and widely available foreign currency forward rates as of the measurement date. Our foreign currency hedges consist of forward contracts that are short-term in nature, generally maturing within 30 days.

We value our interest rate hedges using valuations that are calibrated to the initial trade prices. Using a market-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rates, credit spreads and volatilities.

During the three months ended March 31, 2010, we were required to measure the asset related to expected in-kind marketing and promotional support to be received from Northwest Airlines at fair value. As Northwest Airlines is no longer obligated to provide us with this in-kind marketing and promotional support

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after June 1, 2010, we recorded a $1.7 million charge to impair this asset (see Note 9 — Unfavorable Contracts).

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued merchant payable and accrued expenses, the carrying value approximates or equals fair value due to their short-term nature.

The carrying value of the Term Loan was $506.0 million at March 31, 2010, compared with a fair value of approximately $487.4 million. At December 31, 2009, the carrying value of the Term Loan was $576.6 million, compared with a fair value of $537.9 million. The fair values were determined based on quoted market ask prices.

17.	Subsequent Event

On May 3, 2010, we commenced an offer to 19 eligible employees to exchange certain out-of-the-money options to purchase our common stock for a lesser number of new stock options. As of that date, there were 1,291,040 outstanding stock options eligible for exchange in the exchange offer. The fair value of the new stock options granted in the exchange offer will approximate the fair value of the old stock options and will have an exercise price equal to the fair market value of a share of our common stock at the completion of the exchange offer. We are not able to predict how many or which eligible employees will exchange their eligible stock options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2009 Annual Report on Form 10-K filed with the SEC on March 3, 2010.

OVERVIEW

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub based in Sydney, Australia, which has operations globally. We provide customers with the ability to book a comprehensive set of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

We generate revenue primarily from the booking of travel products and services on our websites. We provide customers the ability to book travel products and services on both a stand-alone basis and as part of a vacation package, primarily through our merchant and retail business models. Under our merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Under our retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. In addition, under both the merchant and retail business models, we may, depending upon the brand and the travel product, earn revenue by charging customers a service fee for booking their travel reservation on our websites (see “Industry Trends” below). We also receive incentive payments for air, car and hotel segments that are processed through a GDS.

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

Our strategic focus for 2010 is on driving global hotel transaction growth, supporting our mission to become one of the three primary hotel distribution platforms globally. Specifically, we think of our activities as they relate to hotels as falling into three areas: demand, supply and retailing.

Demand

We are focused on generating demand through both business-to-consumer and business-to-business channels. In 2010, we intend to further increase brand awareness and loyalty such that consumers come directly to our websites to book their travel. We are also focused on continuing to optimize our search engine marketing (“SEM”) spending to drive consumers to our websites in a cost effective manner. We are actively pursuing strategies to increase the amount of traffic coming to our websites through search engine optimization (“SEO”), customer relationship management (“CRM”), our private label business and our corporate travel business, Orbitz for Business.

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

Industry Trends

The economic recession significantly impacted the travel industry during 2009. Although economic conditions appear to have stabilized or even improved in the first quarter of 2010, there is still uncertainty surrounding the timing of an economic recovery. As a result, we have limited visibility into when travel industry fundamentals may fully recover.

In 2009, in response to lower demand for air travel, certain domestic and international airlines reduced ticket prices to drive volume and reduced their capacity to levels significantly below 2008. There is uncertainty as to whether airline capacity will remain constant or will increase in 2010. However, consolidation in the airline industry could put additional pressure on capacity. Air fares began to increase in the first quarter of 2010 in response to improved demand for air travel. We expect air fares to continue to rise above 2009 levels throughout the remainder of 2010.

In 2009, certain OTCs who historically charged booking fees, including us, eliminated booking fees on most, if not all, flights and reduced booking fees on hotels. The elimination of air booking fees on OTCs’ websites has significantly reduced the net revenue that OTCs generate from airline tickets. However, these fee cuts resulted in a significant increase in air transactions for OTCs.

Fundamentals in the U.S. hotel industry also began to show signs of improvement in the first quarter of 2010. In the first quarter of 2010, we saw a slight year-over-year increase in average daily rates (“ADRs”) for hotel rooms booked for the first time since September 2008. Higher ADRs increase the net revenue that OTCs earn on hotel bookings. Based on recent trends, our expectation is that ADRs will remain above 2009 levels throughout 2010. Fundamentals in the European and Asia Pacific hotel industries have also showed signs of improvement.

The economic recession also significantly impacted the car rental industry last year. In 2009, car rental companies had limited access to financing, and as a result, reduced their rental car fleets. The overall reduction in rental car fleets resulted in a significant increase in ADRs for domestic car rentals in 2009. In the first quarter of 2010, although fleet sizes remained fairly constant, ADRs declined on a year over year basis. There is uncertainty surrounding rental car fleet sizes and the corresponding trends in ADRs for car rentals for the remainder of 2010.

OTCs experienced growth as a result of fee removals and the significant promotional environment associated with weak economic conditions. Going forward, we believe that growth rates in the domestic online travel market will be more closely aligned with the growth rates of the overall travel industry. Internationally, the online travel industry continues to benefit from rapidly increasing internet usage and growing acceptance of online booking. As a result, we expect that international growth rates for the online travel industry will continue to outpace growth rates for online travel domestically.

OTCs make significant investments in marketing through both online and traditional offline channels. Key areas of online marketing include SEM, travel research, display advertising, affiliate programs and CRM.

Online marketing costs have been rising in the U.S. over time. We are actively pursuing strategies to improve the efficiency of our marketing efforts. These strategies include increasing the amount of non-paid traffic coming to our websites through SEO and CRM and enhancing the profitability of our SEM and travel research spending.

Recent Developments

In April 2010, volcanic ash from an eruption in Iceland significantly disrupted air travel to and from European destinations. As a result of the volcanic ash, a significant portion of European airspace was closed and several airports halted flights. While we do not believe this travel disruption will materially impact our financial results for the second quarter of 2010, it has resulted in lost revenue due to flight cancellations and concerns about the continuing effects the volcano will have on travel, higher customer service costs and higher customer refunds.

RESULTS OF OPERATIONS

Key Operating Metrics

Our operating results are driven by certain key metrics, including transaction growth, hotel room night growth, gross bookings and net revenue. Transaction growth is defined as the year-over-year change in booked transactions. Hotel room night growth represents the year-over-year change in stayed hotel room nights and includes both stand-alone hotel room nights and hotel room nights booked as part of a vacation package. Gross bookings are defined as the total amount paid by consumers for travel products booked on our websites. Net revenue includes: commissions earned from suppliers under our retail model; the difference between the total amount the consumer pays us for travel and the negotiated net rate plus estimated taxes that the supplier charges us for that travel under our merchant model; service fees earned from consumers under both our merchant and retail models; advertising revenue and certain other fees and commissions.

Transactions, hotel room nights and gross bookings provide insight into changes in overall travel demand, both industry-wide and on our websites. We track net revenue trends for our various brands, geographies and products to gain insight into the performance of our business across these categories. The table below shows our transaction growth, hotel room night growth, gross bookings and net revenue for the three months ended March 31, 2010 and March 31, 2009. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance. Air net revenue is comprised of net revenue from stand-alone air bookings, while non-air net revenue includes net revenue from hotel bookings, vacation packages, advertising and media and other sources.

	Three Months Ended
	March 31,		$	%
	2010	2009	Change	Change
	(in thousands)

Gross bookings
Domestic
Air	$1,845,225	$1,439,161	$406,064	28%
Non-air	661,406	630,362	31,044	5%

Total domestic gross bookings	2,506,631	2,069,523	437,108	21%
International
Air	321,562	228,366	93,196	41%
Non-air	183,432	130,798	52,634	40%

Total international gross bookings	504,994	359,164	145,830	41%

Total gross bookings (a)	$3,011,625	$2,428,687	$582,938	24%

Net revenue
Domestic
Air	$52,846	$66,063	$(13,217)	(20)%
Non-air	91,149	90,958	191	—

Total domestic net revenue	143,995	157,021	(13,026)	(8)%
International
Air	18,779	15,265	3,514	23%
Non-air	24,379	16,107	8,272	51%

Total international net revenue	43,158	31,372	11,786	38%

Total net revenue (b)	$187,153	$188,393	$(1,240)	(1)%

Transaction and hotel room night growth
Transaction growth	20%	(12)%
Hotel room night growth	13%	(1)%

(a)	In the first quarter of 2010, we revised our methodology for the calculation of gross bookings for our ebookers brand. As a result, the prior period amounts in the table above have been updated to reflect this new methodology, which is consistent with how we now review our global gross bookings.

(b)	For the three months ended March 31, 2010 and March 31, 2009, $33.1 million and $28.7 million of our total net revenue, respectively, was attributed to incentive payments earned for air, car and hotel segments processed through global distribution systems.

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings increased $437.1 million, or 21%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. Of the $437.1 million increase, $406.1 million was due to an increase in domestic air gross bookings, which was driven by higher transaction volume and, to a lesser extent, a higher average price per airline ticket. Transaction volume increased primarily due to the removal of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites. The higher average price per airline ticket was primarily due to higher average air fares.

Non-air gross bookings increased $31.0 million, or 5%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. This increase was primarily driven by higher gross bookings for hotels, car rentals and travel insurance, partially offset by lower gross bookings for cruises and vacation packages. Gross bookings for hotels increased primarily due to higher transaction volume, partially offset by a lower average price per transaction. The average price per transaction decreased due to a significant reduction in hotel booking fees charged on our websites, which was partially offset by a slight increase in ADRs. Gross bookings for car rentals increased due to higher transaction volume, partially offset by a lower average price per transaction. The average price per transaction decreased primarily due to lower ADRs. Gross bookings for travel insurance increased primarily due to higher air transaction volume. Gross bookings for cruises declined due to lower transaction volume. Vacation packaging gross bookings declined primarily due to lower volume resulting from a higher average price per package. Lower vacation packaging volume was partially offset by a higher average price per transaction due mainly to the increase in average air fares.

For our international business, which is comprised principally of ebookers and HotelClub, total gross bookings increased $145.8 million, or 41%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. Of this increase, $44.5 million was due to foreign currency fluctuations. The remaining $101.3 million increase was due to a $76.5 million increase in air gross bookings and a $24.8 million increase in non-air gross bookings. The increase in air gross bookings was primarily due to higher transaction volume, partially offset by a lower average price per airline ticket. The decrease in average price per airline ticket is primarily due to a shift towards short-haul flights.

The $24.8 million increase in non-air gross bookings was primarily driven by higher gross bookings for vacation packages, partially offset by lower gross bookings for hotels. Gross bookings for vacation packages increased due to higher transaction volume and, to a lesser extent, a higher average price per transaction. A decline in hotel gross bookings for our HotelClub brand, partially offset by an increase in hotel gross bookings for our ebookers brand, drove the decrease in hotel gross bookings. The decrease in hotel bookings for our HotelClub brand was driven by a lower average price per transaction, due to a shift in the geographic mix of bookings towards markets where average booking values are lower, and lower volume in European destinations. The increase in hotel gross bookings for our ebookers brand was primarily due to the strength of our new technology platform in Europe and improvements in our European hotel supply offering.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Transaction and Hotel Room Night Growth

Our transaction growth rate accelerated 32 percentage points, from negative 12% year-over-year growth in the first quarter of 2009 to positive 20% year-over-year growth in the first quarter of 2010. Our stayed hotel room night growth rate accelerated 14 percentage points, from negative 1% year-over-year growth in the first quarter of 2009 to positive 13% year-over-year growth in the first quarter of 2010.

The acceleration in our transaction and stayed hotel room night growth rates is largely the result of improvements we made to our customer value proposition throughout the course of 2009. In April 2009 we removed air booking fees on most flights and significantly reduced hotel booking fees on our Orbitz.com and CheapTickets.com websites, and in September 2009 we eliminated our hotel change and cancellation fees on these same websites. In addition, we launched two industry-leading, hotel-focused innovations, Orbitz Hotel Price Assurance and Total Price hotel search results. Internationally, the strength of our new technology platform at ebookers and improvements in our European supply offering have helped to accelerate our transaction and stayed hotel room night growth rates. As we reached the anniversary of the removal of most domestic air booking fees in April 2010, we expect that our transaction growth rates will slow for the remainder of 2010.

Results of Operations

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

	Three Months Ended
	March 31,		$	%
	2010	2009	Change	Change
		(in thousands)

Net revenue
Air	$71,625	$81,328	$(9,703)	(12)%
Hotel	43,468	39,441	4,027	10%
Vacation packaging	27,853	28,905	(1,052)	(4)%
Advertising and media	12,218	14,006	(1,788)	(13)%
Other	31,989	24,713	7,276	29%

Total net revenue	187,153	188,393	(1,240)	(1)%
Cost and expenses
Cost of revenue	38,250	35,356	2,894	8%
Selling, general and administrative	63,790	66,428	(2,638)	(4)%
Marketing	57,657	64,269	(6,612)	(10)%
Depreciation and amortization	18,986	14,388	4,598	32%
Impairment of other assets	1,704	—	1,704	**
Impairment of goodwill and intangible assets	—	331,527	(331,527)	(100)%

Total operating expenses	180,387	511,968	(331,581)	(65)%

Operating income (loss)	6,766	(323,575)	330,341	**
Other (expense)
Net interest expense	(11,311)	(14,513)	3,202	(22)%
Other expense	(399)	(35)	(364)	**

Total other (expense)	(11,710)	(14,548)	2,838	(20)%

Loss before income taxes	(4,944)	(338,123)	333,179	(99)%
Provision (benefit) for income taxes	317	(1,967)	2,284	**

Net loss	$(5,261)	$(336,156)	$330,895	(98)%

As a percent of net revenue
Cost of revenue	20%	19%
Selling, general and administrative expense	34%	35%
Marketing expense	31%	34%

**	Not meaningful.

Net Revenue

Net revenue decreased $1.2 million, or 1%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009.

Air.  Net revenue from air bookings decreased $9.7 million, or 12%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. Foreign currency fluctuations increased air net revenue by $1.2 million. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $10.9 million.

Domestic air net revenue declined $26.4 million due to lower average net revenue per airline ticket. Net revenue per airline ticket declined primarily due to the elimination of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites. This decline was partially offset by a

$13.2 million increase in domestic air net revenue due to higher transaction volume, which resulted primarily from the removal of booking fees.

International air net revenue increased $2.3 million (excluding the impact of foreign currency fluctuations) primarily due to higher transaction volume, offset by lower net revenue per airline ticket. Lower net revenue per airline ticket was primarily driven by lower air override revenue and a shift towards short-haul flights.

Hotel.  Net revenue from hotel bookings increased $4.0 million, or 10%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. Foreign currency fluctuations drove $3.2 million of this increase. The increase in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $0.8 million.

Lower average net revenue per hotel transaction resulted in a $5.6 million decrease in domestic hotel net revenue. Average net revenue per transaction declined primarily due to a significant reduction in hotel booking fees charged on our domestic websites and a reduction in hotel breakage revenue. The decrease in average net revenue per transaction was largely offset by a $5.4 million increase in domestic hotel net revenue due to higher transaction volume, which resulted primarily from improvements to our overall customer value proposition, including the launch of industry-leading innovations such as Hotel Price Assurance and Total Price search results and the significant reduction in hotel booking fees.

The increase in international hotel net revenue of $1.0 million (excluding the impact of foreign currency fluctuations) was primarily due to higher volume and higher average net revenue per hotel transaction for our ebookers brand. Higher volume was driven by improved functionality as a result of our new technology platform in Europe and improvements to our European hotel supply offering. Higher net revenue per transaction primarily resulted from a shift in the mix of bookings from retail hotels towards merchant hotels, for which we earn higher margins. The increase in hotel net revenue for our ebookers brand was partially offset by a decline in hotel net revenue for our HotelClub brand due to lower volume in European destinations and lower average net revenue per hotel transaction. The lower net revenue per transaction at HotelClub was primarily driven by a shift in the geographic mix of its bookings towards markets where average booking values are lower and where we earn lower margins.

Vacation packaging.  Net revenue from vacation packaging bookings decreased $1.1 million, or 4%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. Foreign currency fluctuations increased vacation packaging net revenue by $0.1 million. The decrease in net revenue from vacation packaging bookings, excluding the impact of foreign currency fluctuations, was $1.2 million.

Lower transaction volume drove a $1.5 million decrease in domestic net revenue from vacation packaging. Volume for vacation packaging decreased due to a higher average price per package in the first quarter of 2010 compared with the first quarter of 2009. Lower average net revenue per transaction drove an additional $1.0 million decline in domestic net revenue from vacation packaging. Net revenue per transaction decreased mainly due to a reduction in hotel breakage revenue, partially offset by higher average air fares.

International net revenue from vacation packaging (excluding the impact of foreign currency fluctuations) increased $1.3 million primarily due to higher transaction volume.

Advertising and media.  Advertising and media net revenue decreased $1.8 million, or 13%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. This decrease is primarily due to a decline in net revenue from third party referral programs, specifically membership discount programs. Effective March 31, 2010, we ended the third party membership discount program previously offered on our domestic websites and terminated our relationship with our supplier for these programs. As a result, we do not expect to generate any material revenue from third party membership discount programs on our websites in the future. During the year ended December 31, 2009, revenue from third party referral programs offered on our domestic websites was $14.4 million.

Other.  Other net revenue is comprised primarily of net revenue from car bookings, cruise bookings, destination services, travel insurance and our hosting business. Other net revenue increased $7.3 million, or 29%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. Foreign currency fluctuations increased other net revenue by $0.4 million. The increase in other net revenue, excluding the impact of foreign currency fluctuations, was $6.9 million.

An increase in global travel insurance revenue, domestic car net revenue and revenue from fees on credit card transactions in Europe drove the increase in other net revenue. The increase in travel insurance revenue was primarily due to a change in estimate related to the timing of our recognition of this revenue. Historically, we recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. However, in the first quarter of 2010, our travel insurance supplier implemented more timely reporting, and as a result, we are now able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. Travel insurance revenue further increased due to higher air transaction volume, higher attachment and higher air fares. The increase in domestic car net revenue was driven by higher volume, partially offset by lower net revenue per car transaction due to lower ADRs.

Cost of Revenue

Our cost of revenue is primarily comprised of costs to operate our customer service call centers, credit card processing fees and other costs such as ticketing and fulfillment, customer refunds and charge-backs, affiliate commissions and connectivity and other processing costs.

	Three Months Ended
	March 31,		$	%
	2010	2009	Change	Change
	(in thousands)

Cost of revenue
Customer service costs	$14,413	$12,570	$1,843	15%
Credit card processing fees	11,726	10,674	1,052	10%
Other	12,111	12,112	(1)	—

Total cost of revenue	$38,250	$35,356	$2,894	8%

The increase in cost of revenue was primarily driven by a $1.8 million increase in customer service costs, a $1.1 million increase in credit card processing costs and a $1.2 million increase in customer refunds and charge-backs, partially offset by a $1.3 million decrease in connectivity and processing costs.

Customer service costs increased primarily due to higher customer service staffing levels to support the increased volume of air transactions since our elimination of booking fees in April 2009 on most flights booked through our Orbitz.com and CheapTickets.com websites. The increase in credit card processing costs and customer refunds and charge-backs was primarily due to an increase in our merchant gross bookings during the first quarter of 2010.

Connectivity and processing costs decreased primarily due to more favorable terms with one of our GDS providers. In addition, during the first quarter of 2009, our volume of domestic passenger itineraries fell below the contractual minimum for one of our search providers, and as a result, our effective cost per itinerary for search-related costs was higher in the first quarter of 2009 than it was in the first quarter of 2010.

Selling, General and Administrative

Our selling, general and administrative expense is primarily comprised of wages and benefits, contract labor costs and network communications, systems maintenance and equipment costs.

	Three Months Ended
	March 31,		$	%
	2010	2009	Change	Change
	(in thousands)

Selling, general and administrative
Wages and benefits (a)	$36,802	$40,620	$(3,818)	(9)%
Contract labor (a)	4,637	5,243	(606)	(12)%
Network communications, systems maintenance and equipment	6,530	7,212	(682)	(9)%
Other	15,821	13,353	2,468	18%

Total selling, general and administrative	$63,790	$66,428	$(2,638)	(4)%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

The decrease in selling, general and administrative expense was primarily driven by a $3.8 million decrease in wages and benefits expense, a $0.6 million decrease in contract labor costs and a $0.7 million decrease in network communications, systems maintenance and equipment costs, partially offset by a $2.7 million increase in foreign currency losses and hedging costs.

Wages and benefits decreased as a result of the global work force reductions that we undertook during 2009 and due to lower severance and equity-based compensation expense. The decrease in wages and benefits expense was partially offset by a decrease in capitalized wages. Contract labor and network communications, systems maintenance and equipment costs declined due to cost cutting efforts undertaken by us.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising, and offline marketing costs, such as television, radio and print advertising. Our investment in online marketing is significantly greater than our investment in offline marketing. Marketing expense decreased $6.6 million, or 10%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009.

Marketing expense for our domestic brands decreased $9.6 million for the three months ended March 31, 2010 compared with the three months ended March 31, 2009, while marketing expense for our international brands increased $3.0 million during this same period. The decrease in marketing expense for our domestic brands was due to lower online and offline marketing costs. The decrease in online marketing costs was primarily driven by a change in our approach to online marketing, placing greater emphasis on attracting more traffic to our websites through SEO and CRM and improving the efficiency of our SEM and travel research spending. The decrease in offline marketing costs was mainly due to a quarterly shift in timing of marketing spending in 2010 relative to 2009. The increase in marketing costs for our international brands was primarily due to higher online marketing costs driven by higher transaction volume, partially offset by lower cost per transaction as a result of improvements in our marketing efficiency.

Depreciation and Amortization

Depreciation and amortization increased $4.6 million, or 32%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. The increase in depreciation and amortization was due in part to additional assets placed in service.

Impairment of Other Assets

During the three months ended March 31, 2010, we recorded a non-cash charge of $1.7 million to impair an asset related to in-kind marketing and promotional support we expected to receive from Northwest Airlines under our Charter Associate Agreement with them. As a result of the completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines will no longer be obligated to provide us with in-kind marketing and promotional support after June 1, 2010 (see Note 9 — Unfavorable Contracts of the Notes to Condensed Consolidated Financial Statements).

Impairment of Goodwill and Intangible Assets

During the three months ended March 31, 2009, we experienced a significant decline in our stock price, and economic and industry conditions continued to weaken. These factors, coupled with an increase in competitive pressures, indicated potential impairment of our goodwill and trademarks and trade names. As a result, in connection with the preparation of our condensed consolidated financial statements for the first quarter of 2009, we recorded a non-cash impairment charge of $331.5 million, of which $249.4 million related to goodwill and $82.1 million related to trademarks and trade names. Due to the current economic uncertainty and other factors, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be further impaired in future periods.

Net Interest Expense

Net interest expense decreased by $3.2 million, or 22%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. The decrease in net interest expense was primarily due to lower interest expense incurred on the Term Loan, which was primarily driven by lower interest rates and a reduction in the amount outstanding. During the three months ended March 31, 2010 and March 31, 2009, $4.0 million and $4.2 million of the total net interest expense recorded was non-cash, respectively.

Provision (benefit) for Income Taxes

We recorded a tax provision of $0.3 million for the three months ended March 31, 2010 and a tax benefit of $2.0 million for the three months ended March 31, 2009. The provision for income taxes for the three months ended March 31, 2010 was primarily due to the tax effect of the income of certain international subsidiaries that have not established valuation allowances.

The tax benefit recorded for the three months ended March 31, 2009 was disproportionate to the amount of pre-tax net loss incurred during that period primarily because we were not able to realize any tax benefits on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the first quarter of 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and borrowings under the Revolver. At March 31, 2010 and December 31, 2009, our cash and cash equivalents balances were $161.9 million and $88.7 million, respectively. We had $63.9 million and $25.8 million of availability under the Revolver at March 31, 2010 and December 31, 2009, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $225.8 million and $114.5 million at March 31, 2010 and December 31, 2009, respectively. The March 31, 2010 cash and cash equivalents balance includes $50.0 million of proceeds from the sale of our common stock to Travelport in January 2010.

We require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. The majority of these letters of credit have been issued by Travelport on our behalf. At March 31, 2010 and December 31, 2009, there were $68.7 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively, pursuant to the Separation Agreement. In addition, at March 31, 2010 and December 31, 2009, there was the equivalent of $8.6 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

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

Historically, under both our merchant and retail models, we charged customers a service fee for booking airline tickets, hotel stays and certain other travel products on our websites, and cash generated by these booking fees represented a significant portion of our operating cash flow and a source of liquidity for us. In April 2009, we removed booking fees on most flights booked through Orbitz.com and CheapTickets.com, and we significantly reduced booking fees on all hotel stays booked through Orbitz.com and CheapTickets.com. The combination of our cost reductions, our improved marketing efficiency and the increase in air transactions we have experienced since removing fees enabled us to offset some of the decrease in our operating cash flow in the first quarter of 2010 due to lower booking fees. If we are unable to effectively continue to offset the impact of the booking fee reductions, our cash flow and liquidity could be materially reduced.

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

On January 26, 2010, we completed two transactions that improved our overall liquidity and financial position. In the first transaction, PAR exchanged $49.6 million aggregate principal amount of term loans outstanding under the Credit Agreement for 8,141,402 shares of our common stock. We immediately retired the term loans received from PAR in accordance with the amendment to the credit agreement that we entered into with our lenders in June 2009. Concurrently, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash (see Note 7 — Exchange Agreement and Stock Purchase Agreement of the Notes to

Condensed Consolidated Financial Statements). We intend to use the proceeds from the stock purchase for general corporate purposes, which could include additional capital investments and/or further debt reduction.

As of March 31, 2010, we had a working capital deficit of $255.2 million as compared with a deficit of $249.6 million as of December 31, 2009. Over time, we expect to continue to decrease this deficit through growth in our business and generating positive cash flow from operations, which we expect to achieve by increasing our global hotel transactions, continuing to offer new and innovative functionality on our websites, improving our operating efficiency and simplifying the way we do business.

We generated positive cash flow from operations for the years ended December 31, 2007 through 2009 and the three months ended March 31, 2010, despite experiencing net losses, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ended December 31, 2010, we expect our capital expenditures to be between $40.0 million and $45.0 million, most of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We currently believe that cash flow generated from operations, cash on hand and cash available under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations over at least the next twelve months. However, in the future, our liquidity could be reduced as a result of changes in our business model, including changes to payment terms or other requirements imposed by suppliers or regulatory agencies, lower than anticipated operating cash flows or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy proceedings, certain jurisdictions’ requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court. The liquidity provided by cash flows from our merchant model gross bookings could be negatively impacted if our merchant model gross bookings decline as a result of economic conditions or other factors or if suppliers or regulatory agencies impose other requirements on us, such as requiring us to provide letters of credit or to establish cash reserves. If as a result of these requirements, we require letters of credit which exceed the availability under the facility provided by Travelport, or if the Travelport facility is no longer available to us, we would be required to issue these letters of credit under the Revolver or to establish cash reserves which would reduce our available liquidity.

In regards to our long-term liquidity needs, we believe that cash flow generated from operations, cash on hand and cash available under the Revolver through its maturity in July 2013 will provide sufficient liquidity to fund our operating activities and capital expenditures. However, unless we re-finance the Term Loan before the July 2014 maturity date, we will be required to pay the final installment (equal to the remaining outstanding balance) on the Term Loan, and our cash flow generated from operations and cash on hand may not be adequate to fund this payment in full. As a result, we may need to raise additional funds through debt or equity offerings. We also may be required to raise additional capital if we require more liquidity in the future than is available under the Revolver.

Cash Flows

Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Beginning cash and cash equivalents	$88,656	$31,193

Cash provided by (used in):
Operating activities	95,991	116,712
Investing activities	(7,381)	(11,757)
Financing activities	(14,508)	38,098
Effect of changes in exchange rates on cash and cash equivalents	(828)	(1,328)

Net increase in cash and cash equivalents	73,274	141,725

Ending cash and cash equivalents	$161,930	$172,918

Operating Activities

Cash provided by operating activities consists of our net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accounts receivable, accrued expenses, accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $96.0 million for the three months ended March 31, 2010 compared with $116.7 million for the three months ended March 31, 2009. The changes in our working capital accounts, which are partially due to the changes in the timing of payments received from certain vendors, contributed to the decrease in our operating cash flow. During the first quarter of 2010, we also made payments related to employee incentive compensation costs accrued in 2009. There were no such payments in the first quarter of 2009. The decrease in operating cash flow was also due to the elimination of most air booking fees and the significant reduction of hotel booking fees in April 2009.

The decreases in operating cash flow above were partially offset by increases in operating cash flow due to higher merchant hotel gross bookings in the first quarter of 2010 compared with the first quarter of 2009, improvements in our overall marketing efficiency and a decrease in cash interest payments.

Investing Activities

Cash flow used in investing activities decreased $4.4 million, to $7.4 million for the three months ended March 31, 2010 from $11.8 million for the three months ended March 31, 2009 due to lower capital spending.

Financing Activities

Cash flow used in financing activities was $14.5 million for the three months ended March 31, 2010 compared with cash flow provided by financing activities of $38.1 million for the three months ended March 31, 2009. This change was primarily due to a decrease in net borrowings made under the Revolver and an increase in principal payments made on the Term Loan due to our requirement to make a prepayment from excess cash flow in March 2010 (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements). The increase in cash flow used in financing activities was partially offset by cash received, net of issuance costs, from the additional equity investments made by PAR and Travelport in January 2010 (see Note 7 — Exchange Agreement and Stock Purchase Agreement of the Notes to Condensed Consolidated Financial Statements).

Financing Arrangements

On July 25, 2007, concurrent with the IPO, we entered into the Credit Agreement consisting of the Term Loan and the Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At March 31, 2010 and December 31, 2009, $506.0 million and $576.6 million was outstanding on the Term Loan, respectively. At March 31, 2010, there were no outstanding borrowings under the Revolver. At December 31, 2009, $42.2 million of borrowings were outstanding under the Revolver, all of which were denominated in U.S. dollars.

In addition, at March 31, 2010 and December 31, 2009, there was the equivalent of $8.6 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

On June 2, 2009, we entered into an amendment (the “Amendment”) to the Credit Agreement, which permits us to purchase portions of the outstanding Term Loan on a non-pro rata basis using cash up to $10.0 million and future cash proceeds from equity issuances and in exchange for equity interests on or prior to June 2, 2010. Any portion of the Term Loan purchased by us will be retired pursuant to the terms of the Amendment. On January 26, 2010, we completed the purchase of $49.6 million aggregate principal amount of the Term Loan (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not to exceed a maximum total leverage ratio, each as defined in the Credit Agreement. The minimum fixed charge coverage ratio that we are required to maintain for the remaining term of the Credit Agreement is 1 to 1. The maximum total leverage ratio that we are required not to exceed is 3.5 to 1 and declines to 3 to 1 effective March 31, 2011. As of March 31, 2010, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2009, we made a $21.0 million prepayment on the Term Loan in the first quarter of 2010. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. As a result, we are not required to make any other principal payments on the Term Loan during the remainder of 2010. Based on our current financial projections for the year ending December 31, 2010, we estimate that we will be required to make a $19.8 million prepayment on the Term Loan in the first quarter of 2011. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of March 31, 2010. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of March 31, 2010.

When we were a wholly owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At March 31, 2010 and December 31, 2009, there were $68.7 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Under the Separation Agreement, Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

Financial Obligations

Commitments and Contingencies

We and certain of our affiliates are parties to cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 10 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements).

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $1.3 million and $1.5 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As a result, as of March 31, 2010, we have not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not received reimbursement.

Contractual Obligations

Our contractual obligations as of March 31, 2010 did not materially change from the amounts set forth in our 2009 Annual Report on Form 10-K, except for the following:

	2010
	(remaining
	9 months)	2011	2012	2013	2014	Thereafter	Total
	(in thousands)

Term Loan (a)	$—	$19,768	$—	$—	$486,250	$—	$506,018
Interest (b)	17,441	19,125	15,951	15,793	8,969	—	77,279
Tax sharing liability (c)	22,049	20,358	16,817	17,524	18,092	119,095	213,935
Telecommunications service agreement (d)	1,600	2,500	2,500	—	—	—	6,600

Total contractual obligations	$41,090	$61,751	$35,268	$33,317	$513,311	$119,095	$803,832

(a)	We are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. The potential amount of prepayments from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of March 31, 2010. As a result, the table above excludes prepayments that could be required from excess cash flow beyond the first quarter of 2011, and the timing of future payments shown in the table above could change.

(b)	Represents estimated interest payments on the variable portion of the Term Loan based on the one-month LIBOR as of March 31, 2010 and fixed interest payments under interest rate swaps.

(c)	We expect to make approximately $213.9 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 8 — Tax Sharing Liability of the Notes to Condensed Consolidated Financial Statements).

(d)	In January 2010, we entered into a new three-year telecommunications service agreement, which requires a minimum annual commitment of $2.5 million.

In addition, in January 2010 we repaid the $42.2 million of borrowings that were outstanding on the Revolver as of December 31, 2009. There were no outstanding borrowings under the Revolver at March 31, 2010.

Other Commercial Commitments and Off-Balance Sheet Arrangements

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties (see Note 10 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements).

We are also required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. See “Financing Arrangements” above for further discussion of our outstanding letters of credit.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2009 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions.

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

Transaction Exposure

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under our revolving credit facility. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The forward contracts utilized by us do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these forward contracts are recognized in selling, general and administrative expense in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2010 and December 31, 2009, we had outstanding foreign currency forward contracts with net notional values equivalent to approximately $156.1 million and $130.4 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at March 31, 2010 and December 31, 2009 was a net translation gain of $4.6 million and a net translation loss of $(3.6) million, respectively. This gain or loss is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income (loss).

Interest Rate Risk

The Term Loan and the Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $400.0 million as of March 31, 2010 to hedge fluctuations in LIBOR (see Note 13 — Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used March 31, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $11.8 million at March 31, 2010 compared with $8.5 million at December 31, 2009. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% change in market rates of interest on interest expense would be $0 and $0.1 million at March 31, 2010 and December 31, 2009, respectively, which represents the effect on interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended March 31, 2010, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as described below.

In re Orbitz Taxes and Fees Litigation

This case was a purported national class action brought by persons who paid a fee in connection with paying for a hotel room through the Orbitz website from March 19, 2003 to the present. On January 27, 2010, the Illinois Supreme Court denied the plaintiff’s Petition for Leave to File an Appeal, concluding this matter.

Litigation Relating to Hotel Occupancy Taxes

Jefferson County, Arkansas — On February 19, 2010, the Circuit Court of Jefferson County, Arkansas, Fifth Division, set aside its January 20, 2010 order dismissing the Pine Bluff Advertising and Promotion Commission’s and Jefferson County, Arkansas’ complaint following the plaintiff’s filing of a motion to reconsider. The basis of the plaintiff’s motion for reconsideration was that the plaintiff had failed to inform the Court that the parties had previously agreed to an extension to file the plaintiff’s response to the defendant

Internet travel companies’ motion to dismiss. The defendants’ motion to dismiss is currently pending before the Court.

Brevard County, Florida — On February 24, 2010, the District Court for the Middle District of Florida granted in part and denied in part the defendant Internet travel companies’ motion to dismiss. The Court dismissed Count II (unjust enrichment), Count III (conversion) and Count IV (permanent injunction) of the complaint.

City of Gallup, New Mexico — On March 1, 2010, the District Court for the District of New Mexico denied the City of Gallup’s Amended Motion for Partial Summary Judgment on Liability and Governing Statute of Limitations and Request for Imposition of Constructive Trust. The Court found that the hotel occupancy taxes are owed only on amounts “paid to vendors,” not on the defendant Internet travel companies’ total charges. In addition, the Court found that the City failed to show that the defendant Internet travel companies are trustees of any unpaid taxes or that they intentionally misrepresented or concealed information.

Village of Rosemont, Illinois — On March 10, 2010, the Circuit Court of Cook County, Illinois granted Orbitz, LLC’s and Trip Network, Inc.’s (d/b/a Cheaptickets.com) motion to dismiss the plaintiff’s statutory claims in Count II (unjust enrichment) and Count III (conversion) of the complaint.

Monroe County, Florida — On March 15, 2010, the United States District Court for the Southern District of Florida granted the plaintiff’s motion for class certification.

Columbus, Georgia — On March 24, 2010, the Superior Court of Muscogee County held a hearing related to the plaintiff’s motion for discovery sanctions.

Lake County Convention and Visitor Bureau and Marshall County, Indiana — On March 30, 2010, the United States District Court for the Northern District of Indiana granted the defendant Internet travel companies’ Motion for Summary Judgment finding that the Court lacked subject matter jurisdiction over the plaintiffs’ claims and dismissed the complaint.

City of Houston, Texas — On April 1, 2010, the District Court of Harris County, Texas denied the City of Houston, Texas’ motion for reconsideration of the Court’s January 19, 2010 Order granting the defendant Internet travel companies’ motion for summary judgment.

Birmingham, Alabama — On April 1, 2010, the Circuit Court of Jefferson County, Alabama denied without prejudice the defendant Internet travel companies’ motion to dismiss the plaintiff’s complaint.

City of Anaheim, California — On April 7, 2010, the Superior Court for the County of Los Angeles, California denied the City of Anaheim’s motion for reconsideration of the Court’s February 1, 2010 Order which granted a writ of mandate finding that the City of Anaheim’s ordinance does not impose transient occupancy tax on the service provided by OTCs, including Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a Lodging.com).

City of Bowling Green, Kentucky — On April 8, 2010, the Circuit Court of Warren County, Kentucky granted the defendant Internet travel companies’ motion to dismiss finding that the City of Bowling Green’s ordinance does not apply to the defendants’ facilitation of hotel reservations.

City of Goodlettsville, Tennessee — On April 20, 2010, the United States District Court for the Middle District of Tennessee granted the plaintiff’s motion for class certification.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2010:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs (b)	Plans or Programs (b)

January 1, 2010 to January 31, 2010	—	—	—	—
February 1, 2010 to February 28, 2010	392	$6.01	—	—
March 1, 2010 to March 31, 2010	—	—	—	—

Total	392	$6.01	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

(b)	During the first quarter of 2010, we did not have a publicly announced plan or program for the repurchase of our common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.		Description

10	.1†	Sixth Amendment, dated as of February 18, 2010, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.
10.2		Seventh Amendment, dated as of April 1, 2010, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.
10	.3†	Amendment to the Global Agreement, effective as of July 1, 2008, between Amadeus IT Group, S.A. and ebookers Limited.
10	.4†	Amendment to the Global Agreement, effective as of March 8, 2010, between Amadeus IT Group, S.A. and ebookers Limited.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC

Date: May 6, 2010	By: /s/ Barney Harford Barney Harford President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2010	By: /s/ Marsha C. Williams Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2010	By: /s/ John W. Bosshart John W. Bosshart Vice President of Global Accounting (Principal Accounting Officer)