Form 10-Q
period 2010-06-30
Orbitz Worldwide, Inc.
filed 2010-08-06
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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

As of August 2, 2010, 102,288,912 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenue	$193,491	$187,959	$380,644	$376,352
Cost and expenses
Cost of revenue	37,349	34,099	75,599	69,455
Selling, general and administrative	59,635	59,496	123,425	125,924
Marketing	55,282	53,558	112,939	117,827
Depreciation and amortization	19,683	18,284	38,669	32,672
Impairment of other assets (see Note 8)	—	—	1,704	—
Impairment of goodwill and intangible assets	—	—	—	331,527

Total operating expenses	171,949	165,437	352,336	677,405

Operating income (loss)	21,542	22,522	28,308	(301,053)
Other (expense) income
Net interest expense	(10,943)	(14,598)	(22,254)	(29,111)
Other income	417	2,148	18	2,113

Total other (expense)	(10,526)	(12,450)	(22,236)	(26,998)

Income (loss) before income taxes	11,016	10,072	6,072	(328,051)
Provision (benefit) for income taxes	1,283	(204)	1,600	(2,171)

Net income (loss)	$9,733	$10,276	$4,472	$(325,880)

Net income (loss) per share — basic:
Net income (loss) per share	$0.10	$0.12	$0.05	$(3.89)

Weighted average shares outstanding	101,927,549	83,873,230	99,346,552	83,734,112

Net income (loss) per share — diluted:
Net income (loss) per share	$0.09	$0.12	$0.04	$(3.89)

Weighted average shares outstanding	105,671,169	84,208,662	103,244,429	83,734,112

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$144,520	$88,656
Accounts receivable (net of allowance for doubtful accounts of $686 and $935, respectively)	62,420	54,708
Prepaid expenses	16,917	17,399
Due from Travelport, net	20,972	3,188
Other current assets	5,341	5,702

Total current assets	250,170	169,653
Property and equipment, net	166,679	180,962
Goodwill	709,131	713,123
Trademarks and trade names	153,514	155,090
Other intangible assets, net	10,271	18,562
Deferred income taxes, non-current	9,101	9,954
Other non-current assets	53,370	46,898

Total Assets	$1,352,236	$1,294,242

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,784	$30,279
Accrued merchant payable	282,793	219,073
Accrued expenses	119,482	112,771
Deferred income	42,365	30,924
Term loan, current	9,956	20,994
Other current liabilities	5,719	5,162

Total current liabilities	485,099	419,203
Term loan, non-current	482,065	555,582
Line of credit	—	42,221
Tax sharing liability	103,257	108,736
Unfavorable contracts	9,386	9,901
Other non-current liabilities	23,174	28,096

Total Liabilities	1,102,981	1,163,739

Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 101,378,775 and 83,831,561 shares issued and outstanding, respectively	1,014	838
Treasury stock, at cost, 25,237 and 24,521 shares held, respectively	(52)	(48)
Additional paid in capital	1,027,142	921,425
Accumulated deficit	(780,900)	(785,372)
Accumulated other comprehensive income (loss) (net of accumulated tax benefit of $2,558 and $2,558, respectively)	2,051	(6,340)

Total Shareholders’ Equity	249,255	130,503

Total Liabilities and Shareholders’ Equity	$1,352,236	$1,294,242

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Operating activities:
Net income (loss)	$4,472	$(325,880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on extinguishment of debt	(57)	(2,172)
Depreciation and amortization	38,669	32,672
Impairment of other assets	1,704	—
Impairment of goodwill and intangible assets	—	331,527
Amortization of unfavorable contract liability	(1,764)	(1,650)
Non-cash net interest expense	7,984	8,128
Deferred income taxes	114	(4,218)
Stock compensation	8,575	8,289
Provision for bad debts	(289)	230
Changes in assets and liabilities:
Accounts receivable	(9,456)	(3,414)
Deferred income	12,340	15,971
Due to/from Travelport, net	(17,962)	9,543
Accrued merchant payable	75,306	52,638
Accounts payable, accrued expenses and other current liabilities	(1,888)	(9,296)
Other	(3,088)	(13,573)

Net cash provided by operating activities	114,660	98,795

Investing activities:
Property and equipment additions	(17,099)	(20,544)
Changes in restricted cash	(914)	—

Net cash (used in) investing activities	(18,013)	(20,544)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	48,930	—
Payment of fees to repurchase a portion of the term loan	(248)	—
Payments on the term loan	(20,994)	(2,975)
Payments to extinguish debt	(13,488)	(7,774)
Payments to satisfy employee tax withholding obligations upon vesting of equity-based awards	(1,099)	(235)
Proceeds from exercise of employee stock options	65	—
Payments on tax sharing liability	(10,239)	(8,087)
Proceeds from line of credit	—	99,457
Payments on line of credit	(42,221)	(59,823)
Proceeds from note payable	800	—

Net cash (used in) provided by financing activities	(38,494)	20,563

Effects of changes in exchange rates on cash and cash equivalents	(2,289)	1,380

Net increase in cash and cash equivalents	55,864	100,194
Cash and cash equivalents at beginning of period	88,656	31,193

Cash and cash equivalents at end of period	$144,520	$131,387

Supplemental disclosure of cash flow information:
Income tax payments, net	$1,902	$2,065
Cash interest payments, net of capitalized interest of $18 and $75, respectively	$13,781	$21,175
Non-cash investing activity:
Capital expenditures incurred not yet paid	$613	$2,300
Non-cash financing activity:
Repayment of term loan in connection with debt-equity exchange	$49,564	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$9,733	$10,276	$4,472	$(325,880)
Other comprehensive (loss) income, net of income taxes
Currency translation adjustment	(656)	(2,939)	7,491	(2,916)
Unrealized gains on floating to fixed interest rate swaps	619	2,371	900	4,238

Other comprehensive (loss) income	(37)	(568)	8,391	1,322

Comprehensive income (loss)	$9,696	$9,708	$12,863	$(324,558)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity

Balance at December 31, 2009	83,831,561	$838	24,521	$(48)	$921,425	$(785,372)	$(6,340)	$130,503
Net income	—	—	—	—	—	4,472	—	4,472
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	7,480	—	—	7,480
Common shares issued pursuant to Exchange Agreement and Stock Purchase Agreement (see Note 6)	17,166,673	172	—	—	98,176	—	—	98,348
Common shares issued upon vesting of restricted stock units	370,655	4	—	—	(4)	—	—	—
Common shares issued upon exercise of stock options	10,602	—	—	—	65	—	—	65
Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	(716)	—	716	(4)	—	—	—	(4)
Other comprehensive income	—	—	—	—	—	—	8,391	8,391

Balance at June 30, 2010	101,378,775	$1,014	25,237	$(52)	$1,027,142	$(780,900)	$2,051	$249,255

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At June 30, 2010 and December 31, 2009, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially owned approximately 56% and 57% of our outstanding common stock, respectively.

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub based in Sydney, Australia, which has operations globally. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K filed with the SEC on March 3, 2010. Our consolidated financial statements were presented in millions in our SEC filings for periods prior to the first quarter of 2010. Beginning with our first quarter 2010 Form 10-Q, our consolidated financial statements are presented in thousands.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. Our estimates and assumptions affect the reported amounts of

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities, the disclosure of contingent assets and liabilities as of the date of our condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from our estimates.

During the first quarter of 2010, we had a change in estimate related to the timing of our recognition of travel insurance revenue. Prior to the first quarter of 2010, we recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. Our travel insurance supplier implemented more timely reporting, and as a result, beginning with the first quarter of 2010, we were able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. This change in estimate resulted in a $3.4 million increase in our net revenue and net income for the six months ended June 30, 2010.

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

In January 2010, the FASB issued guidance that requires expanded disclosures about fair value measurements. This guidance adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations. The applicable disclosures are included in Note 15 — Fair Value Measurements.

3.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)

Capitalized software	$234,104	$221,261
Furniture, fixtures and equipment	69,719	68,896
Leasehold improvements	12,947	13,443
Construction in progress	13,296	13,482

Gross property and equipment	330,066	317,082
Less: accumulated depreciation and amortization	(163,387)	(136,120)

Property and equipment, net	$166,679	$180,962

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded depreciation and amortization expense related to property and equipment in the amount of $15.7 million and $14.0 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and $30.6 million and $24.1 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

4.	Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$709,131	$713,123
Trademarks and trade names	153,514	155,090

The changes in the carrying amount of goodwill during the six months ended June 30, 2010 were as follows:

Amount
(in thousands)

Balance at December 31, 2009, net of accumulated impairment of $459,199	$713,123
Impact of foreign currency translation (a)	(3,992)

Balance at June 30, 2010, net of accumulated impairment of $459,199	$709,131

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

Finite-lived intangible assets consisted of the following:

	June 30, 2010				December 31, 2009
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
		(in thousands)		(in years)		(in thousands)		(in years)

Finite-Lived Intangible Assets:
Customer relationships	$65,519	$(57,454)	$8,065	4	$66,190	$(50,329)	$15,861	4
Vendor relationships and other	4,764	(2,558)	2,206	7	5,072	(2,371)	2,701	7

Total Finite-Lived Intangible Assets	$70,283	$(60,012)	$10,271	5	$71,262	$(52,700)	$18,562	5

We recorded amortization expense related to finite-lived intangible assets in the amount of $4.0 million and $4.3 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and $8.1 million and $8.6 million for the six months ended June 30, 2010 and June 30, 2009, respectively. These amounts are included in depreciation and amortization expense in our condensed consolidated statements of operations.

The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in thousands)

2010 (remaining 6 months)	$3,021
2011	2,608
2012	2,341
2013	1,591
2014	710

Total	$10,271

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)

Advertising and marketing	$29,658	$17,897
Employee costs (a)	21,210	32,684
Tax sharing liability, current	19,726	17,390
Professional fees	6,626	4,414
Customer service costs	6,548	5,575
Contract exit costs	5,967	4,858
Rebates	5,889	5,928
Technology costs	4,200	4,413
Unfavorable contracts, current	3,755	3,300
Facilities costs	1,387	2,588
Other	14,516	13,724

Total accrued expenses	$119,482	$112,771

(a)	The change in employee costs from December 31, 2009 to June 30, 2010 primarily represents the payment of employee bonuses during the first quarter of 2010.

At June 30, 2010 and December 31, 2009, the employee costs line item included accrued severance costs of $1.7 million and $3.2 million, respectively, of which $0.8 million and $3.2 million, respectively, were associated with actions taken in 2009. The majority of the costs related to these 2009 actions are expected to be paid during the remainder of 2010.

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

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The principal amount of the Term Loan is payable in quarterly installments of $1.3 million, with the final installment (equal to the remaining outstanding balance) due upon maturity in July 2014. In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2009, we made a $21.0 million prepayment on the Term Loan in the first quarter of 2010. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. As a result, we are not required to make any scheduled

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal payments on the Term Loan during the remainder of 2010. Based on our current financial projections for the year ending December 31, 2010, we estimate that we will be required to make a $10.0 million prepayment on the Term Loan in the first quarter of 2011. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of June 30, 2010.

The changes in the Term Loan during the six months ended June 30, 2010 were as follows:

Amount
(in thousands)

Balance at December 31, 2009	$576,576
Principal prepayments	(20,994)
Repurchases (a)	(63,561)

Balance at June 30, 2010	$492,021

(a)	On January 26, 2010, pursuant to an Exchange Agreement we entered into with PAR Investment Partners, L.P. (“PAR”), as amended, PAR exchanged $49.6 million aggregate principal amount of the Term Loan for 8,141,402 shares of our common stock. We immediately retired the portion of the Term Loan purchased from PAR in accordance with the amendment (the “Amendment”) to the Credit Agreement that we entered into in June 2009. The fair value of our common shares issued in the exchange was $49.4 million. After taking into account the write-off of unamortized debt issuance costs of $0.4 million and $0.2 million of other miscellaneous fees incurred to purchase this portion of the Term Loan, we recorded a $0.4 million loss on extinguishment of this portion of the Term Loan, which is included in other income in our condensed consolidated statement of operations for the six months ended June 30, 2010. Concurrently, pursuant to a Stock Purchase Agreement we entered into with Travelport, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash. We incurred $1.1 million of issuance costs associated with these equity investments by PAR and Travelport, which are included in additional paid in capital in our condensed consolidated balance sheet at June 30, 2010.

In May 2010, we used a portion of the cash proceeds received from Travelport’s purchase of shares of our common stock in January 2010 to purchase $14.0 million in principal amount of the Term Loan. We immediately retired this portion of the Term Loan in accordance with the Amendment. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of $0.1 million) exceeded the amount we paid to purchase this portion of the Term Loan by $0.4 million. Accordingly, we recorded a $0.4 million gain on extinguishment of a portion of the Term Loan, which is included in other income in our condensed consolidated statements of operations for each of the three and six months ended June 30, 2010.

At June 30, 2010, we had interest rate swaps outstanding that effectively converted $400.0 million of the Term Loan to a fixed interest rate (see Note 12 — Derivative Financial Instruments). As a result of these interest rate swaps, at June 30, 2010, $100.0 million of the Term Loan effectively had a fixed interest rate of 6.39%, an additional $100.0 million of the Term Loan effectively had a fixed interest rate of 5.98%, an additional $100.0 million of the Term Loan effectively had a fixed interest rate of 4.15% and an additional $100.0 million of the Term Loan effectively had a fixed interest rate of 4.21%. The remaining $92.0 million of the Term Loan had a variable interest rate as of June 30, 2010. Of the remaining $92.0 million, $33.3 million had an interest rate of 3.54%, which is based on the three-month LIBOR, $32.3 million had an interest rate of 3.35%, which is based on the one-month LIBOR, and $26.4 million had an interest rate of 3.34%, which is based on the three-month LIBOR.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolver

The Revolver provides for borrowings and letters of credit of up to $72.5 million ($42.6 million in U.S. dollars and the equivalent of $29.9 million denominated in Euros and Pounds Sterling) and bears interest at a variable rate, at our option, of LIBOR plus a margin of 200 basis points or an Alternative Base Rate plus a margin of 100 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We incur a commitment fee of 50 basis points on any unused amounts on the Revolver. The Revolver matures in July 2013.

At June 30, 2010, there were no outstanding borrowings under the Revolver and the equivalent of $8.5 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. At December 31, 2009, there were $42.2 million of borrowings outstanding under the Revolver, all of which were denominated in U.S. dollars, and the equivalent of $4.5 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. We had $64.0 million and $25.8 million of availability under the Revolver at June 30, 2010 and December 31, 2009, respectively. Commitment fees on unused amounts under the Revolver were $0.1 million and $0 for the three months ended June 30, 2010 and June 30, 2009, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

The table below shows the aggregate maturities of the Term Loan over the next five years, excluding any mandatory prepayments that could be required under the Term Loan beyond the first quarter of 2011. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of June 30, 2010.

Year	(in thousands)

2010 (remaining 6 months)	$—
2011	9,956
2012	—
2013	—
2014	482,065

Total	$492,021

7.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of June 30, 2010, the estimated remaining payments that may be due under this agreement were approximately $203.8 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $123.0 million and $126.1 million at June 30, 2010 and December 31, 2009, respectively. The table below shows the changes in the tax sharing liability during the six months ended June 30, 2010:

Amount
(in thousands)

Balance at December 31, 2009	$126,126
Accretion of interest expense (a)	7,096
Cash payments	(10,239)

Balance at June 30, 2010	$122,983

(a)	We accreted interest expense related to the tax sharing liability of $3.5 million and $3.4 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and $7.1 million for each of the six months ended June 30, 2010 and June 30, 2009.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $19.7 million and $17.4 million is included in accrued expenses in our condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively. The long-term portion of the tax sharing liability of $103.3 million and $108.7 million is reflected as the tax sharing liability in our condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively.

At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we have recorded a receivable of $37.0 million for such amounts, which is included in other non-current assets in our condensed consolidated balance sheets at June 30, 2010 and December 31, 2009.

The table below shows the estimated payments under the tax sharing agreement over the next five years:

Year	(in thousands)

2010 (remaining 6 months)	$10,326
2011	21,891
2012	16,824
2013	17,530
2014	18,098
Thereafter	119,112

Total	$203,781

8.	Unfavorable Contracts

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the changes in the unfavorable contracts liability during the six months ended June 30, 2010:

Amount
(in thousands)

Balance at December 31, 2009	$13,201
Amortization (a)	(1,764)
Impairment (b)	1,704

Balance at June 30, 2010	$13,141

(a)	We recognized net amortization for the unfavorable portion of the Charter Associate Agreements in the amount of $1.0 million ($2.2 million was recorded as an increase to net revenue and $1.2 million was recorded as an increase to marketing expense) for the three months ended June 30, 2010 and $0.9 million ($2.4 million was recorded as an increase to net revenue and $1.5 million was recorded as an increase to marketing expense) for the three months ended June 30, 2009. We recognized net amortization for the unfavorable portion of the Charter Associate Agreements in the amount of $1.8 million ($4.5 million was recorded as an increase to net revenue and $2.7 million was recorded as an increase to marketing expense) for the six months ended June 30, 2010 and $1.7 million ($4.7 million was recorded as an increase to net revenue and $3.0 million was recorded as an increase to marketing expense) for the six months ended June 30, 2009.

(b)	During the first quarter of 2010, we recorded a non-cash charge to impair the portion of the asset related to the expected in-kind marketing and promotional support to be received from Northwest Airlines under our Charter Associate Agreement with that airline. As a result of the completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines was no longer obligated to provide us with in-kind marketing and promotional support after June 1, 2010. This impairment charge is reflected as impairment of other assets in our condensed consolidated statement of operations for the six months ended June 30, 2010.

At June 30, 2010 and December 31, 2009, the net unfavorable contract liability was $13.1 million and $13.2 million, respectively. The current portion of the liability of $3.7 million and $3.3 million is included in accrued expenses in our condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively. The long term portion of the liability of $9.4 million and $9.9 million is reflected as unfavorable contracts in our condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively.

9.	Commitments and Contingencies

Our commitments as of June 30, 2010 did not materially change from the amounts set forth in our 2009 Annual Report on Form 10-K, except for the following:

	2010 (remaining
	6 months)	2011	2012	2013	2014	Thereafter	Total
	(in thousands)

Telecommunications service agreement (a)	$454	$2,500	$2,500	$—	$—	$—	$5,454

(a)	In January 2010, we entered into a new three-year telecommunications service agreement, which requires a minimum annual commitment of $2.5 million.

In addition to the commitment shown above, the amount and timing of future principal payments on the Term Loan (see Note 6 — Term Loan and Revolving Credit Facility) and the amount and timing of future payments in connection with the tax sharing agreement with the Founding Airlines has changed (see Note 7 — Tax Sharing Liability). Also, in January 2010 we repaid the $42.2 million of borrowings that were outstanding under the Revolver as of December 31, 2009. There were no outstanding borrowings under the Revolver at June 30, 2010.

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the South Carolina Department of Revenue; the Colorado Department of Revenue; the Montana Department of Revenue; the Hawaii Department of Taxation; an entity representing 84 cities and 14 counties in Alabama; 42 cities in California; the cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Colorado Springs and Steamboat Springs, Colorado; St. Louis, Missouri; and the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval and Osceola, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against the Company, individually ranging from almost nil to approximately $10.0 million, and totaling approximately $20.7 million. Assessments that are administratively final and subject to judicial review have been issued by the cities of Anaheim, San Francisco and San Diego, California; the counties of Miami-Dade and Broward, Florida; the Indiana Department of Revenue and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the West Virginia Department of Revenue; the cities of Los Angeles and Santa Monica, California; the city of Denver, Colorado; the city of Philadelphia, Pennsylvania; the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; and the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of June 30, 2010, we have established a $1.3 million accrual related to various legal proceedings. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters based upon advice of counsel, unfavorable resolutions could occur. While we cannot estimate

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our range of loss and believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $2.0 million and $1.6 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and $3.3 million and $3.1 million for the six months ended June 30, 2010 and June 30, 2009, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, as of June 30, 2010, we had not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At June 30, 2010 and December 31, 2009, there were $0.8 million of surety bonds outstanding. At June 30, 2010 and December 31, 2009, there were $2.1 million and $1.5 million of bank guarantees outstanding, respectively.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as amended (the “Separation Agreement”), entered into in connection with the IPO. At June 30, 2010 and December 31, 2009, there were $68.5 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 14 — Related Party Transactions). In addition, at June 30, 2010 and December 31, 2009, there were the equivalent of $8.5 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. The total letter of credit fees were $0.9 million for each of the three months ended June 30, 2010 and June 30, 2009, and $1.8 million and $1.9 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

10.	Income Taxes

We have established a liability for unrecognized tax benefits that management believes to be adequate. The table below shows the changes in this liability during the six months ended June 30, 2010:

Amount
(in thousands)

Balance at December 31, 2009	$4,910
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(80)
Impact of foreign currency translation	(60)

Balance at June 30, 2010	$4,770

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1.0 million at June 30, 2010. We do not expect to make any cash tax payments nor do we expect any statutes of limitations to lapse related to our liability for unrecognized tax benefits within the next twelve months.

We recognized interest and penalties of $0.1 million during each of the three and six months ended June 30, 2010 and June 30, 2009. Accrued interest and penalties were $0.6 million at June 30, 2010 and December 31, 2009.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In computing the tax provision for the six months ended June 30, 2010, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the six months ended June 30, 2010 and are expected to generate pre-tax book income during the remainder of fiscal year 2010. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the six months ended June 30, 2010 and are expected to be able to realize the benefits associated with these losses during the remainder of fiscal year 2010 or are expected to recognize a deferred tax asset related to such losses at December 31, 2010.

11.	Equity-Based Compensation

We currently issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. At our Annual Meeting of Shareholders on June 2, 2010, our shareholders approved an amendment to the Plan, increasing the number of shares of our common stock available for issuance under the Plan from 15,100,000 shares to 18,100,000 shares, subject to adjustment as provided by the Plan. As of June 30, 2010, 5,380,079 shares were available for future issuance under the Plan.

Stock Options

The table below summarizes the stock option activity under the Plan during the six months ended June 30, 2010:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
		Exercise Price	Contractual Term	Value
	Shares	(per share)	(in years)	(in thousands)

Outstanding at December 31, 2009	4,236,083	$9.46	6.5	$4,737
Granted	850,000	$4.90	6.9
Granted in connection with stock option exchange (a)	433,488	$5.22	7.1
Exercised	(10,602)	$6.11	5.0
Forfeited	(530,535)	$13.95	6.8
Cancelled in connection with stock option exchange (a)	(1,260,598)	$15.00	7.1

Outstanding at June 30, 2010	3,717,836	$5.42	5.9	$3

Exercisable at June 30, 2010	1,333,178	$5.85	5.6	—

(a)	On May 3, 2010, we commenced an offer to eligible employees to exchange certain out-of-the-money options to purchase our common stock for a lesser number of new stock options with an exercise price equal to the fair market value of our common stock at the completion of the exchange offer. Stock options eligible for the exchange were those with an exercise price per share of $15.00 that were granted at the time of the IPO. The offering period closed on May 28, 2010. On that date, 1,260,598 stock options were tendered and exchanged for 433,488 new stock options with an exercise price of $5.22 per share. No incremental compensation expense was recognized in connection with the exchange because the fair value of the new stock options granted approximated the fair value of the stock options exchanged. The vesting terms and contractual expiration of the new stock options granted did not change as a result of the exchange. However, the option holders who elected to participate in the exchange are required to wait until the six-month anniversary of the completion of the exchange before exercising any of their new stock options, including those new stock options that vest during that six-month period.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. The stock options granted at the time of the IPO as additional compensation to our employees who previously held equity awards under Travelport’s long-term incentive plan vested quarterly over a three-year period and became fully vested in May 2010. All other stock options vest annually over a four-year period, or vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly basis thereafter. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for stock options granted during the six months ended June 30, 2010, excluding the stock options granted in connection with the stock option exchange, are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. We use historical turnover to estimate employee forfeitures.

Assumptions:

Dividend yield	—
Expected volatility	43%
Expected life (in years)	4.68
Risk-free interest rate	2.17%

Based on the above assumptions, the weighted average grant-date fair value of stock options granted during the six months ended June 30, 2010 was $1.90.

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan for the six months ended June 30, 2010:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	(per share)

Unvested at December 31, 2009	5,650,750	$4.31
Granted	1,225,000	$5.01
Vested (a)	(554,200)	$4.71
Forfeited	(308,058)	$6.21

Unvested at June 30, 2010	6,013,492	$4.30

(a)	We issued 370,655 shares of common stock in connection with the vesting of restricted stock units during the six months ended June 30, 2010, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

The restricted stock units granted at the time of the IPO upon conversion of unvested equity-based awards previously held by our employees under Travelport’s long-term incentive plan vested quarterly over a three-year period and became fully vested in May 2010. All other restricted stock units cliff vest at the end of either

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a two-year or three-year period, or vest annually over a three-year or four-year period. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period.

The total number of restricted stock units that vested during the six months ended June 30, 2010 and the total fair value thereof was 554,200 restricted stock units and $2.6 million, respectively.

Performance-Based Restricted Stock Units

The table below summarizes activity regarding unvested performance-based restricted stock units (“PSUs”) under the Plan for the six months ended June 30, 2010:

		Weighted Average
	Performance-Based	Grant Date
	Restricted	Fair Value
	Stock Units	(per share)

Unvested at December 31, 2009	227,679	$6.28
Granted (a)	387,000	$4.90

Unvested at June 30, 2010	614,679	$5.41

(a)	On June 2, 2010, the Compensation Committee approved a grant of PSUs to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU, subject to the satisfaction of a performance condition. The performance condition requires that the Company’s adjusted EBITDA for fiscal year 2010 equal or exceed a certain threshold, or each PSU will be forfeited. If this performance condition is met, the PSUs will vest annually over a four-year period. As of June 30, 2010, the Company expects that the performance condition will be satisfied.

Restricted Stock

There was no significant activity related to restricted stock during the six months ended June 30, 2010. As of June 30, 2010, there was no restricted stock outstanding.

Non-Employee Directors Deferred Compensation Plan

The table below summarizes the deferred stock unit activity under the Plan for the six months ended June 30, 2010:

		Weighted Average
		Grant Date
	Deferred	Fair Value
	Stock Units	(per share)

Outstanding at December 31, 2009	692,066	$4.13
Granted	230,486	$4.89

Outstanding at June 30, 2010	922,552	$4.32

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

Compensation Expense

We recognized total equity-based compensation expense of $5.7 million and $3.5 million during the three months ended June 30, 2010 and June 30, 2009, respectively, and $8.6 million and $8.3 million during the six months ended June 30, 2010 and June 30, 2009, respectively, none of which has provided us a tax benefit.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2010, a total of $17.1 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units and unvested PSUs are expected to be recognized over the remaining weighted-average period of 3 years.

12.	Derivative Financial Instruments

Interest Rate Hedges

At June 30, 2010, we had the following interest rate swaps that effectively converted $400.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

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

The interest rate swaps are reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment is recorded to accumulated other comprehensive income (loss). The following table shows the fair value of our interest rate swaps at June 30, 2010 and December 31, 2009:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2010	December 31, 2009
		(in thousands)

Liability Derivatives:
Interest rate swaps	Other current liabilities	$3,150	$1,899
Interest rate swaps	Other non-current liabilities	1,286	3,437

The following table shows the market adjustments recorded during the three and six months ended June 30, 2010 and June 30, 2009:

Gain (Loss)
Recognized in
			(Loss) Reclassified		Income (Ineffective
	Gain in Other		from Accumulated		Portion and the
	Comprehensive		OCI into		Amount Excluded
	Income		Interest Expense		from Effectiveness
	(‘‘OCI”)		(Effective Portion)		Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
(in thousands)

Interest rate swaps	$619	$2,371	$(1,894)	$(3,253)	$—	$—

Gain (Loss)
			(Loss) Reclassified		Recognized in
	Gain in Other		from Accumulated		Income (Ineffective
	Comprehensive		OCI into		Portion and the
	Income		Interest Expense		Amount Excluded
	(‘‘OCI”)		(Effective Portion)		from Effectiveness
	Six Months Ended		Six Months Ended		Testing)
	June 30,		June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
(in thousands)

Interest rate swaps	$900	$4,238	$(3,677)	$(6,140)	$—	$—

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of loss recorded in accumulated other comprehensive income at June 30, 2010 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $4.5 million after-tax.

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. As of June 30, 2010, we had foreign currency contracts outstanding with a total net notional amount of $164.8 million, almost all of which matured in July 2010. The foreign currency contracts do not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the foreign currency contracts are recorded in net income (loss), as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges at June 30, 2010 and December 31, 2009:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2010	December 31, 2009
		(in thousands)

Liability Derivatives:
Foreign currency hedges	Other current liabilities	$927	$1,208

The following table shows the changes in the fair value of our foreign currency contracts recorded in net income (loss) during the three and six months ended June 30, 2010 and June 30, 2009:

	Gain (Loss) in
	Selling, General &
	Administrative Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Foreign currency hedges (a)	$1,994	$(6,993)	$5,358	$(7,073)

(a)	We recorded transaction (losses) gains associated with the re-measurement of our foreign denominated assets and liabilities of $(1.2) million and $8.9 million in the three months ended June 30, 2010 and June 30, 2009, respectively, and $(9.2) million and $7.1 million in the six months ended June 30, 2010 and June 30, 2009, respectively. Transaction (losses) gains are included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of transaction (losses) gains associated with the re-measurement of our foreign denominated assets and liabilities and gains (losses) incurred on our foreign currency hedges was a net gain of $0.8 million and $1.9 million in the three months ended June 30, 2010 and June 30, 2009, respectively, and a net loss of $(3.8) million in the six months ended June 30, 2010 and $0 in the six months ended June 30, 2009.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)

Net income (loss)	$9,733	$10,276	$4,472	$(325,880)
Net income (loss) per share:
Basic	$0.10	$0.12	$0.05	$(3.89)
Diluted	$0.09	$0.12	$0.04	$(3.89)
Weighted average shares outstanding:
Basic	101,927,549	83,873,230	99,346,552	83,734,112
Dilutive effect of:
Stock options	84,017	—	143,549	—
Restricted stock units	3,659,202	334,901	3,753,754	—
Restricted stock	401	531	574	—

Diluted (a)	105,671,169	84,208,662	103,244,429	83,734,112

(a)	Stock options, restricted stock, restricted stock units and PSUs are not included in the calculation of diluted net loss per share for the six months ended June 30, 2009 because we had a net loss for the period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted net loss per share.

The following equity awards are not included in the diluted net income (loss) per share calculation above because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
Antidilutive Equity Awards	2010	2009	2010	2009

Stock options	2,655,638	4,430,466	2,655,638	4,430,466
Restricted stock units	334,963	2,079,308	388,535	2,977,671
Restricted stock	—	4,391	—	4,391
Performance-based restricted stock units	614,679	227,679	614,679	227,679

Total	3,605,280	6,741,844	3,658,852	7,640,207

14.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of June 30, 2010 and December 31, 2009, reflected in our condensed consolidated balance sheets. We net settle amounts due to and from Travelport.

	June 30, 2010	December 31, 2009
	(in thousands)

Due from Travelport, net	$20,972	$3,188

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three and six months ended June 30, 2010 and June 30, 2009, reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)

Net revenue (a)	$31,738	$33,432	$63,675	$63,031
Cost of revenue	114	243	261	243
Selling, general and administrative expense	140	250	163	724
Interest expense	841	870	1,786	1,856

(a)	These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gullivers Travel Associates, “GTA”) for the periods presented.

The tables above reflect amounts resulting from agreements with Travelport and its subsidiaries, including our transition services agreement, master license agreement, equipment, services and use agreements, GDS service agreement, hotel sourcing and franchise agreement, corporate travel agreement and travel agent agreement.

Letters of Credit

Travelport is obligated to issue letters of credit on our behalf so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock, in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars). At June 30, 2010 and December 31, 2009, there were $68.5 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 9 — Commitments and Contingencies).

Stock Purchase Agreement

On January 26, 2010, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash (see Note 6 — Term Loan and Revolving Credit Facility).

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

We have also entered into various outsourcing agreements with Intelenet Global Services (“Intelenet”), an affiliate of Blackstone, that provide us with call center and telesales, back office administrative, information technology and financial services. In April 2010, we entered into an agreement with Intelenet pursuant to which Intelenet loaned us $0.8 million to finance the cost of outsourcing customer service functions for certain of our ebookers websites to Intelenet. This loan is interest-free and is payable in equal monthly installments beginning in October 2010 through its maturity in March 2014.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of June 30, 2010 and December 31, 2009, reflected in our condensed consolidated balance sheets:

	June 30, 2010	December 31, 2009
	(in thousands)

Accounts receivable	$47	$62
Prepaid expenses	—	78
Accounts payable	6,208	5,432
Accrued expenses	2,254	2,461
Accrued merchant payable	7,866	6,131
Other current liabilities	171	—
Other non-current liabilities	629	—

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the three and six months ended June 30, 2010 and June 30, 2009, reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(in thousands)

Net revenue	$5,872	$4,933	$10,541	$7,661
Cost of revenue (a)	7,872	4,748	15,463	10,759
Selling, general and administrative expense (b)	738	864	1,430	1,862

(a)	The amounts shown represent call center and telesales costs incurred under our outsourcing agreements with Intelenet.

(b)	Of the amounts shown for the three months ended June 30, 2010 and June 30, 2009 and the six months ended June 30, 2010 and June 30, 2009, $0.6 million, $0.7 million, $1.2 million and $1.6 million, respectively, represent costs incurred under our outsourcing agreements with Intelenet for back office administrative, information technology and financial services.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Fair Value Measurements

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, which are classified as other current liabilities and other non-current liabilities in our condensed consolidated balance sheets. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements as of
	June 30, 2010				December 31, 2009
		Quoted	Significant			Quoted	Significant
		prices in	other	Significant		prices in	other	Significant
	Balance at	active	observable	unobservable	Balance at	active	observable	unobservable
	June 30,	markets	inputs	inputs	December 31,	markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)	2009	(Level 1)	(Level 2)	(Level 3)
				(in thousands)

Foreign currency hedge liabilities (see Note 12 — Derivative Financial Instruments)	$927	$927	$—	$—	$1,208	$1,208	$—	$—

Interest rate swap liabilities (see Note 12 — Derivative Financial Instruments)	$4,436	$—	$4,436	$—	$5,336	$—	$5,336	$—

We value our foreign currency hedges based on the difference between the foreign currency contract rate and widely available foreign currency rates as of the measurement date. Our foreign currency hedges are short-term in nature, generally maturing within 30 days.

We value our interest rate hedges using valuations that are calibrated to the initial trade prices. Using a market-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rates, credit spreads and volatilities.

During the first quarter of 2010, we were required to measure the asset related to expected in-kind marketing and promotional support to be received from Northwest Airlines at fair value. As Northwest Airlines was no longer obligated to provide us with this in-kind marketing and promotional support after June 1, 2010, we recorded a $1.7 million charge to impair this asset (see Note 8 — Unfavorable Contracts).

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued merchant payable and accrued expenses, the carrying value approximates or equals fair value due to their short-term nature.

The carrying value of the Term Loan was $492.0 million at June 30, 2010, compared with a fair value of approximately $461.1 million. At December 31, 2009, the carrying value of the Term Loan was $576.6 million, compared with a fair value of $537.9 million. The fair values were determined based on quoted market ask prices.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2009 Annual Report on Form 10-K filed with the SEC on March 3, 2010.

OVERVIEW

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network and Orbitz for Business in the Americas; ebookers in Europe; and HotelClub based in Sydney, Australia, which has operations globally. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

We generate revenue primarily from the booking of travel products and services on our websites. We provide customers the ability to book travel products and services on both a stand-alone basis and as part of a vacation package, primarily through our merchant and retail business models. Under our merchant model, we generate revenue based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Under our retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. Under both the merchant and retail business models, we may, depending upon the brand and the product, earn revenue by charging customers a service fee for booking their travel on our websites (see “Industry Trends” below). We also receive incentive payments for air, car and hotel segments that are processed through a GDS.

We also generate advertising revenue through display advertising, performance-based advertising and other marketing programs available on our websites. In addition, we generate revenue from our private label business through revenue sharing arrangements for travel booked on third-party websites. We also have an airline hosting business which earns revenue through licensing or fee arrangements.

Our strategic focus for 2010 is to drive global hotel transaction growth, supporting our mission to become one of the three primary hotel distribution platforms globally. Specifically, we organize our hotel activities into three categories: demand, supply and retailing.

Demand

We seek to generate demand through both business-to-consumer and business-to-business channels. In 2010, our goal is to further increase brand awareness and loyalty so that consumers come directly to our websites to book their travel. We are also focused on further optimizing our search engine marketing (“SEM”) spending to drive consumers to our websites in a cost effective manner. We are actively pursuing strategies to increase the amount of traffic coming to our websites through search engine optimization (“SEO”), customer relationship management (“CRM”), our private label business and our corporate travel business, Orbitz for Business.

Supply

We work with our suppliers to provide our customers with a broad range of highly competitive travel products and services on our websites. In 2010, we are particularly focused on improving our hotel infrastructure and supplier connectivity. We also intend to expand our supply footprint in markets where online penetration is low.

Retailing

We are focused on ways to improve our ability to convert website visitors into customers. We are enhancing the customer shopping experience on our websites by developing new tools and technologies to help users research options, by improving the quality of the hotel content we make available (such as editorial descriptions, photographs and user-generated reviews) and by developing systems and technologies that will allow us to use historical data to provide customers with more relevant search results. We are also building upon our existing telesales capabilities to drive incremental volume for higher margin travel products.

Industry Trends

The recession significantly impacted the travel industry during 2009. Although the economy appeared to have stabilized or slightly improved in the first half of 2010, there is still uncertainty surrounding the timing and sustainability of a recovery. As a result, we have limited visibility into when travel industry fundamentals will fully recover.

In 2009, in response to lower demand for air travel, certain domestic and international airlines reduced ticket prices to drive volume and significantly reduced their capacity. In the first half of 2010, airlines added back limited amounts of capacity. There is uncertainty about when and to what extent capacity will further increase. Consolidation in the airline industry could put additional pressure on capacity.

Air fares increased significantly in the first half of 2010 in response to improved demand for travel, particularly for corporate travel. We expect air fares will remain above 2009 levels throughout the remainder of 2010. In general, OTCs benefit from low air fares because low fares encourage leisure travel, which represents the majority of our bookings, and our air net revenue is primarily driven by the number of tickets we sell rather than ticket prices.

In 2009, certain OTCs who historically charged booking fees, including us, eliminated booking fees on most, if not all, flights and reduced booking fees on hotels. The elimination of air booking fees has significantly reduced the net revenue that OTCs generate from airline tickets. However, these fee cuts resulted in a significant increase in airline tickets sold through OTCs during the last three quarters of 2009 and the first quarter of 2010. The anniversary of the air booking fee removals on our websites was in early April 2010. As a result, our air transaction growth rate slowed as we expected in the second quarter of 2010.

Recently, fundamentals in the U.S. hotel industry have begun to improve. In the first half of 2010, we saw a slight year-over-year increase in average daily rates (“ADRs”) for hotel rooms booked on our websites. This is the first increase we have seen in this metric since September 2008. Higher ADRs increase the net revenue that OTCs earn on hotel bookings. Based on recent trends, we expect ADRs will remain above 2009 levels for the remainder of 2010. Fundamentals in the European and Asia Pacific hotel markets have also modestly improved.

The recession also significantly impacted the car rental industry last year. In 2009, car rental companies had limited access to financing, which caused them to reduce their rental car fleets. This reduction in rental car fleets resulted in a significant increase in ADRs for domestic car rentals in 2009. In the first half of 2010, fleet sizes remained fairly constant, while ADRs declined year over year. There is uncertainty surrounding rental car fleet sizes and the corresponding trends in ADRs for car rentals for the remainder of 2010.

Going forward, we believe that growth rates in the domestic online travel market will be more closely aligned with the growth rates of the overall travel industry. Internationally, the online travel industry continues to benefit from increasing internet usage and growing acceptance of online booking. As a result, we expect that international growth rates for the online travel industry will continue to outpace growth rates for online travel domestically.

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

Recent Developments

In April 2010, volcanic ash from an eruption in Iceland significantly disrupted air travel to and from European destinations. As a result of the volcanic ash, a significant portion of European airspace was closed and several airports halted flights. While we do not believe this travel disruption materially impacted our financial results for the second quarter of 2010, it did result in lost revenue due to flight and hotel cancellations, higher customer service costs and higher customer refunds.

RESULTS OF OPERATIONS

Key Operating Metrics

Our operating results are driven by certain key metrics, which include transaction growth, hotel room night growth, gross bookings and net revenue. Transaction growth is defined as the year-over-year change in transactions booked on our websites. Hotel room night growth represents the year-over-year change in stayed hotel room nights and includes both stand-alone hotel room nights and hotel room nights booked as part of a vacation package. Gross bookings are defined as the total amount paid by consumers for travel products booked on our websites. Net revenue includes: commissions earned from suppliers under our retail model; the difference between the total amount the consumer pays us for travel and the negotiated net rate plus estimated taxes that the supplier charges us for that travel under our merchant model; service fees earned from consumers under both our merchant and retail models; advertising revenue and certain other fees and commissions.

Transactions, hotel room nights and gross bookings provide insight into changes in overall travel demand, both industry-wide and on our websites. We track net revenue trends for our various brands, geographies and products to gain insight into the performance of our business across these categories. The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three and six months ended June 30, 2010 and June 30, 2009. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance. Air net revenue is comprised of net revenue from stand-alone air bookings, while non-air net revenue includes net revenue from hotel bookings, vacation packages, advertising and media and other sources.

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
		(in thousands)				(in thousands)

Gross bookings
Domestic
Air	$2,073,924	$1,714,962	$358,962	21%	$3,890,061	$3,136,013	$754,048	24%
Non-air	584,194	553,532	30,662	6%	1,205,454	1,147,560	57,894	5%

Total domestic gross bookings	2,658,118	2,268,494	389,624	17%	5,095,515	4,283,573	811,942	19%
International
Air	274,593	222,218	52,375	24%	590,700	448,350	142,350	32%
Non-air	144,928	129,252	15,676	12%	321,667	253,413	68,254	27%

Total international gross bookings	419,521	351,470	68,051	19%	912,367	701,763	210,604	30%

Total gross bookings (a)	$3,077,639	$2,619,964	$457,675	17%	$6,007,882	$4,985,336	$1,022,546	21%

Net revenue
Domestic
Air	$53,867	$53,577	$290	1%	$106,713	$119,640	$(12,927)	(11)%
Non-air	97,443	95,465	1,978	2%	188,592	186,423	2,169	1%

Total domestic net revenue	151,310	149,042	2,268	2%	295,305	306,063	(10,758)	(4)%
International
Air	16,996	15,389	1,607	10%	35,775	30,654	5,121	17%
Non-air	25,185	23,528	1,657	7%	49,564	39,635	9,929	25%

Total international net revenue	42,181	38,917	3,264	8%	85,339	70,289	15,050	21%

Total net revenue (b)	$193,491	$187,959	$5,532	3%	$380,644	$376,352	$4,292	1%

Transaction and hotel room night growth
Transaction growth (a)	5%	3%			12%	(4)%
Hotel room night growth	9%	2%			11%	—

(a)	In the second quarter of 2010, we revised our methodology for calculating global gross bookings and transactions to reduce these amounts for all cancellations made through our websites, regardless of the cancellation date. Historically, we reported these amounts net of same-day cancellations only. As a result, the prior period amounts in the table above have been updated to reflect this new methodology, which more closely corresponds with the way we report net revenue and is consistent with how management now reviews global gross bookings and transactions.

(b)	For the three months ended June 30, 2010 and June 30, 2009, $32.1 million and $31.6 million of our total net revenue, respectively, was attributed to incentive payments earned for air, car and hotel segments processed through GDSs. For the six months ended June 30, 2010 and June 30, 2009, $65.2 million and $60.3 million of our total net revenue, respectively, was attributed to incentive payments earned for air, car and hotel segments processed through GDSs.

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings increased $389.6 million, or 17%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. Of the $389.6 million increase, $359.0 million was due to an increase in domestic air gross bookings, which was driven by a higher average price per airline ticket and, to a much lesser extent, higher transaction volume. The higher average price per airline ticket was primarily due to higher average air fares.

Non-air gross bookings increased $30.6 million, or 6%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. This increase was primarily driven by higher gross bookings for hotels and car rentals, partially offset by lower gross bookings for vacation packages. Gross bookings for hotels increased primarily due to higher transaction volume and, to a lesser extent, a higher average price per transaction. The average price per transaction increased due to an increase in ADRs, partially offset by a significant reduction in hotel booking fees charged on our websites and a lower average length of stay. Gross bookings for car rentals increased due to higher transaction volume, partially offset by a lower average price per transaction primarily as a result of lower ADRs. Vacation package gross bookings declined primarily due to lower volume, partially offset by a higher average price per transaction as a result of higher average air fares and hotel ADRs.

For our international business, which is comprised principally of ebookers and HotelClub, total gross bookings increased $68.1 million, or 19%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. Foreign currency fluctuations decreased international gross bookings by $1.2 million. Of the remaining $69.3 million increase, $60.9 million was due to an increase in air gross bookings and $8.4 million was due to an increase in non-air gross bookings. The increase in air gross bookings was primarily due to higher transaction volume, partially offset by a lower average price per airline ticket as a result of a shift towards short-haul flights and markets where average booking values are lower.

The $8.4 million increase in non-air gross bookings was primarily driven by higher gross bookings for vacation packages, partially offset by lower gross bookings for hotels. Gross bookings for vacation packages increased due to higher transaction volume and, to a lesser extent, a higher average price per transaction. A decline in hotel gross bookings for our HotelClub brand, partially offset by an increase in hotel gross bookings for our ebookers brand, drove the decrease in hotel gross bookings. The decrease in hotel bookings for our HotelClub brand was driven by a lower average price per transaction, due to a shift in the geographic mix of bookings towards markets where average booking values are lower, and lower volume in European destinations. The increase in hotel gross bookings for our ebookers brand was primarily due to the strength of our new technology platform in Europe, improvements in our European hotel supply offering and higher investments in online marketing.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Transaction and Hotel Room Night Growth

Our transaction growth rate accelerated two percentage points, from 3% year-over-year growth in the three months ended June 30, 2009 to 5% year-over-year growth in the three months ended June 30, 2010. Our stayed hotel room night growth rate accelerated seven percentage points, from 2% year-over-year growth in the three months ended June 30, 2009 to 9% year-over-year growth in the three months ended June 30, 2010.

The acceleration in our transaction and stayed hotel room night growth rates is largely the result of improvements we made to our customer value proposition and our continued focus on driving global hotel transaction growth. In April 2009, we removed most air booking fees and significantly reduced hotel booking fees on our Orbitz.com and CheapTickets.com websites, and in September 2009 we eliminated our hotel change and cancellation fees on these same websites. In addition, we launched two industry-leading, hotel-focused innovations, Orbitz Hotel Price Assurance and Total Price hotel search results. At ebookers, the strength of our new technology platform, improvements in our European supply offering and higher investments in online marketing have helped to accelerate our transaction and stayed hotel room night growth rates. As we passed the anniversary of the removal of most domestic air booking fees in April 2010, our transaction growth rates have slowed.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

Gross Bookings

For our domestic business, total gross bookings increased $811.9 million, or 19%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. Of the $811.9 million increase, $754.0 million was due to an increase in domestic air gross bookings, which was driven by higher transaction volume and a higher average price per airline ticket. Transaction volume increased primarily due to the removal of most domestic air booking fees in April 2009. The higher average price per airline ticket was primarily due to higher average air fares.

Non-air gross bookings increased $57.9 million, or 5%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. This increase was primarily driven by higher gross bookings for hotels and car rentals, partially offset by lower gross bookings for vacation packages. Gross bookings for hotels increased primarily due to higher transaction volume. Gross bookings for car rentals increased due to higher transaction volume, partially offset by a lower average price per transaction as a result of lower ADRs. Vacation package gross bookings declined primarily due to lower volume, partially offset by a higher average price per transaction as a result of higher average air fares.

For our international business, total gross bookings increased $210.6 million, or 30%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. Of this increase, $41.8 million was due to foreign currency fluctuations. The remaining $168.8 million increase was due to a $134.3 million increase in air gross bookings and a $34.5 million increase in non-air gross bookings. The increase in air gross bookings was primarily due to higher transaction volume, partially offset by a lower average price per airline ticket as a result of a shift towards short-haul flights and markets where average booking values are lower.

The $34.5 million increase in non-air gross bookings was primarily driven by higher gross bookings for vacation packages, partially offset by lower gross bookings for hotels. Gross bookings for vacation packages increased due to higher transaction volume and, to a lesser extent, a higher average price per transaction. A decline in hotel gross bookings for our HotelClub brand, partially offset by an increase in hotel gross bookings for our ebookers brand, drove the decrease in hotel gross bookings. The decrease in hotel bookings for our HotelClub brand was driven by a lower average price per transaction, due to a shift in the geographic mix of bookings towards markets where average booking values are lower, and lower volume in European destinations. The increase in hotel gross bookings for our ebookers brand was primarily due to the strength of our new technology platform in Europe, improvements in our European hotel supply offering and higher investments in online marketing.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Transaction and Hotel Room Night Growth

Our transaction growth rate accelerated 16 percentage points, from negative 4% year-over-year growth in the six months ended June 30, 2009 to positive 12% year-over-year growth in the six months ended June 30, 2010. Our stayed hotel room night growth rate accelerated 11 percentage points, from flat year-over-year growth in the six months ended June 30, 2009 to 11% year-over-year growth in the six months ended June 30, 2010.

The acceleration in our transaction and stayed hotel room night growth rates is largely the result of improvements we made to our customer value proposition and our continued focus on driving global hotel transaction growth. In April 2009, we removed most air booking fees and significantly reduced hotel booking fees on our Orbitz.com and CheapTickets.com websites, and in September 2009 we eliminated our hotel change and cancellation fees on these same websites. In addition, we launched two industry-leading, hotel-focused innovations, Orbitz Hotel Price Assurance and Total Price hotel search results. At ebookers, the strength of our new technology platform, improvements in our European supply offering and higher investments in online marketing have helped to accelerate our transaction and stayed hotel room night growth rates. As we passed the anniversary of the removal of most domestic air booking fees in April 2010, our transaction growth rates have slowed.

Results of Operations

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

	Three Months Ended
	June 30,		$	%
	2010	2009	Change	Change
	(in thousands)

Net revenue
Air	$70,863	$68,966	$1,897	3%
Hotel	52,105	46,074	6,031	13%
Vacation package	31,161	31,492	(331)	(1)%
Advertising and media	12,420	14,289	(1,869)	(13)%
Other	26,942	27,138	(196)	(1)%

Total net revenue	193,491	187,959	5,532	3%
Cost and expenses
Cost of revenue	37,349	34,099	3,250	10%
Selling, general and administrative	59,635	59,496	139	—
Marketing	55,282	53,558	1,724	3%
Depreciation and amortization	19,683	18,284	1,399	8%

Total operating expenses	171,949	165,437	6,512	4%

Operating income	21,542	22,522	(980)	(4)%
Other (expense) income
Net interest expense	(10,943)	(14,598)	3,655	(25)%
Other income	417	2,148	(1,731)	(81)%

Total other (expense)	(10,526)	(12,450)	1,924	(15)%

Income before income taxes	11,016	10,072	944	9%
Provision (benefit) for income taxes	1,283	(204)	1,487	**

Net income	$9,733	$10,276	$(543)	(5)%

As a percent of net revenue
Cost of revenue	19%	18%
Selling, general and administrative expense	31%	32%
Marketing expense	29%	28%

**	Not meaningful.

Net Revenue

Net revenue increased $5.5 million, or 3%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009.

Air.  Net revenue from air bookings increased $1.9 million, or 3%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. Foreign currency fluctuations decreased air net revenue by $0.5 million. The increase in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $2.4 million.

Domestic air net revenue increased $0.2 million due to higher transaction volume and $0.1 million due to higher average net revenue per airline ticket.

International air net revenue increased $2.1 million (excluding the impact of foreign currency fluctuations) primarily due to higher transaction volume, offset by lower average net revenue per airline ticket. Lower average net revenue per airline ticket was primarily driven by a shift in air bookings towards markets where average booking values are lower and where we earn lower margins, and lower air override revenue. Air override revenue represents additional commission received from suppliers when certain volume levels are achieved.

Hotel.  Net revenue from hotel bookings increased $6.0 million, or 13%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. Foreign currency fluctuations drove $1.7 million of this increase. The increase in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $4.3 million.

Higher transaction volume, primarily due to improvements to our overall customer value proposition and our continued focus on driving global hotel transaction growth, resulted in a $4.9 million increase in domestic hotel net revenue. Higher average net revenue per transaction increased domestic hotel net revenue by $0.1 million.

The decrease in international hotel net revenue of $0.7 million (excluding the impact of foreign currency fluctuations) was primarily due to a decline in hotel net revenue for our HotelClub brand due to lower volume in European destinations and lower average net revenue per hotel transaction. The lower net revenue per transaction at HotelClub was primarily driven by a shift in the geographic mix of its bookings towards markets where average booking values are lower and where we earn lower margins. Higher volume and higher average net revenue per hotel transaction for our ebookers brand partially offset the decrease. Higher volume was driven by improved functionality as a result of our new technology platform in Europe, improvements to our European hotel supply offering and higher investments in online marketing.

Vacation package.  Net revenue from vacation package bookings decreased $0.3 million, or 1%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. Foreign currency fluctuations decreased vacation package net revenue by $0.1 million. The decrease in net revenue from vacation package bookings, excluding the impact of foreign currency fluctuations, was $0.2 million.

Lower transaction volume drove a $4.2 million decrease in domestic net revenue from vacation packages. Volume for vacation packages decreased primarily due to a higher average price per package year-over-year in the second quarter of 2010. This decline was partially offset by a $1.8 million increase in domestic net revenue from vacation packages due to higher average net revenue per transaction, which resulted from higher average air fares and higher ADRs, partially offset by lower hotel breakage revenue.

International net revenue from vacation packages (excluding the impact of foreign currency fluctuations) increased $2.2 million primarily due to higher average net revenue per transaction and, to a lesser extent, higher transaction volume.

Advertising and media.  Advertising and media net revenue decreased $1.9 million, or 13%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. This decrease is primarily due to a decline in net revenue from membership discount programs which we discontinued on our domestic websites effective March 31, 2010. We do not expect to generate any material revenue from third party membership discount programs on our websites in the future. During the three months ended June 30, 2009, revenue from third party membership discount programs we offered on our domestic websites was $3.9 million.

Other.  Other net revenue is comprised primarily of net revenue from car bookings, cruise bookings, destination services, travel insurance and our airline hosting business. Other net revenue decreased $0.2 million, or 1%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. Foreign currency fluctuations decreased other net revenue by $0.2 million. Excluding the impact of foreign currency fluctuations, other net revenue was flat year-over-year.

Global travel insurance revenue increased due to a higher attachment rate and higher average air fares. This increase was offset by a decline in net revenue from our airline hosting business due to the termination of one of our hosting agreements in 2010.

Cost of Revenue

Our cost of revenue is primarily comprised of costs to operate our customer service call centers, credit card processing fees, customer refunds and charge-backs, affiliate commissions and connectivity and other processing costs.

	Three Months Ended
	June 30,		$	%
	2010	2009	Change	Change
	(in thousands)

Cost of revenue
Customer service costs	$14,463	$13,209	$1,254	9%
Credit card processing fees	10,917	9,652	1,265	13%
Other	11,969	11,238	731	7%

Total cost of revenue	$37,349	$34,099	$3,250	10%

The increase in cost of revenue was primarily driven by a $1.3 million increase in customer service costs, a $1.3 million increase in credit card processing costs and a $0.4 million increase in customer refunds and charge-backs.

Customer service costs increased primarily due to higher customer service staffing levels required to support the higher volume of air transactions since we eliminated most air booking fees on our domestic websites in April 2009. Our customer service staffing levels were lower in the second quarter of 2009 compared with the second quarter of 2010, as it took us several months to increase staffing levels at our call centers to support the sharply higher transaction volumes we experienced following these fee removals. Customer service costs also increased due to higher call volumes as a result of the travel disruptions caused by the volcano eruption in Iceland in April 2010. The increase in credit card processing costs was primarily driven by an increase in our merchant hotel gross bookings during the second quarter of 2010. Customer refunds increased primarily as a result of the volcano eruption.

Selling, General and Administrative

Our selling, general and administrative expense is primarily comprised of wages and benefits, contract labor costs and network communications, systems maintenance and equipment costs.

	Three Months Ended
	June 30,		$	%
	2010	2009	Change	Change
	(in thousands)

Selling, general and administrative
Wages and benefits (a)	$40,305	$39,798	$507	1%
Contract labor (a)	4,576	5,672	(1,096)	(19)%
Network communications, systems maintenance and equipment	6,152	6,731	(579)	(9)%
Other	8,602	7,295	1,307	18%

Total selling, general and administrative	$59,635	$59,496	$139	—

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

The increase in selling, general and administrative expense was primarily driven by a $1.1 million decrease in net foreign currency gains, a $0.6 million increase in travel expenses and a $0.5 million increase in wages and benefits expense, partially offset by a $1.1 million decrease in contract labor costs, a $0.6 million decrease in network communications, systems maintenance and equipment costs and a $0.6 million decrease in audit fees.

Wages and benefits increased as a result of additional equity-based compensation expense incurred due to the acceleration of expense for certain equity-based awards during the second quarter of 2010. The increase in wages and benefits was partially offset by lower severance expense and a decrease in employee incentive compensation expense. Contract labor and network communications, systems maintenance and equipment costs declined due to cost cutting efforts undertaken by us.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising, and offline marketing costs, such as television, radio and print advertising. Our investment in online marketing is significantly greater than our investment in offline marketing. Marketing expense increased $1.7 million, or 3%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. The increase in marketing expense was primarily due to a more aggressive online marketing strategy for our ebookers brand, which resulted in higher transactions and a higher cost per transaction. Offline marketing costs were relatively flat year-over-year.

Depreciation and Amortization

Depreciation and amortization increased $1.4 million, or 8%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. The increase in depreciation and amortization was primarily due to the acceleration of depreciation on certain assets whose useful lives were shortened during the three months ended June 30, 2010, and to a lesser extent, due to additional assets placed in service during the period.

Net Interest Expense

Net interest expense decreased by $3.7 million, or 25%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. The decrease in net interest expense was primarily due to lower interest expense incurred on the Term Loan, which was primarily driven by both lower interest rates and lower amounts outstanding. During the three months ended June 30, 2010 and June 30, 2009, $4.0 million and $3.9 million of the total net interest expense recorded was non-cash, respectively.

Other Income

Other income decreased by $1.7 million, or 81%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 due to a decrease in the net gain on Term Loan repurchases. During the three months ended June 30, 2010, we recorded a $0.4 million gain on extinguishment of a portion of the Term Loan compared with a $2.2 million gain on extinguishment of a portion of the Term Loan during the three months ended June 30, 2009 (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

Provision (Benefit) for Income Taxes

We recorded a tax provision of $1.3 million for the three months ended June 30, 2010 and a tax benefit of $0.2 million for the three months ended June 30, 2009, respectively. The provision for income taxes for the three months ended June 30, 2010 was primarily due to the state income tax and the U.S. federal alternative minimum tax effects on the income of our domestic operations. The benefit for income taxes for the three months ended June 30, 2009 includes the tax effect of the net income or net loss of those subsidiaries that had not established valuation allowances.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

	Six Months Ended
	June 30,		$	%
	2010	2009	Change	Change
		(in thousands)

Net revenue
Air	$142,488	$150,294	$(7,806)	(5)%
Hotel	95,573	85,515	10,058	12%
Vacation package	59,014	60,397	(1,383)	(2)%
Advertising and media	24,638	28,295	(3,657)	(13)%
Other	58,931	51,851	7,080	14%

Total net revenue	380,644	376,352	4,292	1%
Cost and expenses
Cost of revenue	75,599	69,455	6,144	9%
Selling, general and administrative	123,425	125,924	(2,499)	(2)%
Marketing	112,939	117,827	(4,888)	(4)%
Depreciation and amortization	38,669	32,672	5,997	18%
Impairment of other assets	1,704	—	1,704	**
Impairment of goodwill and intangible assets	—	331,527	(331,527)	(100)%

Total operating expenses	352,336	677,405	(325,069)	(48)%

Operating income (loss)	28,308	(301,053)	329,361	**
Other (expense) income
Net interest expense	(22,254)	(29,111)	6,857	(24)%
Other income	18	2,113	(2,095)	(99)%

Total other (expense)	(22,236)	(26,998)	4,762	(18)%

Income (loss) before income taxes	6,072	(328,051)	334,123	**
Provision (benefit) for income taxes	1,600	(2,171)	3,771	**

Net income (loss)	$4,472	$(325,880)	$330,352	**

As a percent of net revenue
Cost of revenue	20%	18%
Selling, general and administrative expense	32%	33%
Marketing expense	30%	31%

**	Not meaningful.

Net Revenue

Net revenue increased $4.3 million, or 1%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009.

Air.  Net revenue from air bookings decreased $7.8 million, or 5%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. Foreign currency fluctuations increased air net revenue by $0.8 million. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $8.6 million.

Domestic air net revenue declined $23.9 million due to lower average net revenue per airline ticket, driven primarily by the elimination of most air booking fees on our domestic websites in April 2009. This was partially offset by higher net revenue per ticket from merchant air transactions and higher commissions from those airlines with variable commission structures, both of which resulted from higher average air fares. This decline was partially offset by an $11.0 million increase in domestic air net revenue due to higher transaction volume, which was primarily driven by the removal of booking fees.

International air net revenue increased $4.3 million (excluding the impact of foreign currency fluctuations) primarily due to higher transaction volume, offset by lower average net revenue per airline ticket. Lower average net revenue per airline ticket was primarily driven by lower air override revenue and a shift in air bookings towards markets where average booking values are lower and where we earn lower margins.

Hotel.  Net revenue from hotel bookings increased $10.1 million, or 12%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. Foreign currency fluctuations drove $4.9 million of this increase. The increase in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $5.2 million.

Higher transaction volume, primarily due to improvements to our overall customer value proposition and our continued focus on driving global hotel transaction growth, resulted in a $10.1 million increase in domestic hotel net revenue. The increase in domestic hotel net revenue was partially offset by a $5.2 million decrease due to lower average net revenue per hotel transaction driven by a significant reduction in hotel booking fees charged on our domestic websites and lower hotel breakage revenue, partially offset by a reduction in promotional activity and more timely receipt of customer refund reimbursements from hotels.

The increase in international hotel net revenue of $0.3 million (excluding the impact of foreign currency fluctuations) was primarily due to higher volume and higher average net revenue per hotel transaction for our ebookers brand. Higher volume was driven by improved functionality as a result of our new technology platform in Europe and improvements to our European hotel supply offering. Higher net revenue per transaction primarily resulted from higher hotel breakage revenue. The increase in hotel net revenue for our ebookers brand was partially offset by a decline in hotel net revenue for our HotelClub brand due to lower volume in European destinations and lower average net revenue per hotel transaction. The lower net revenue per transaction at HotelClub was primarily driven by a shift in the geographic mix of its bookings towards markets where average booking values are lower and where we earn lower margins.

Vacation package.  Net revenue from vacation package bookings decreased $1.4 million, or 2%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. Foreign currency fluctuations increased vacation package net revenue by $0.1 million. The decrease in net revenue from vacation package bookings, excluding the impact of foreign currency fluctuations, was $1.5 million.

Lower transaction volume drove a $6.0 million decrease in domestic net revenue from vacation packages. Volume for vacation packages decreased due in part to a higher average price per package year-over-year in the first half of 2010. This decline was partially offset by a $1.1 million increase in domestic vacation package net revenue due to higher average net revenue per transaction, which resulted primarily from higher average air fares and higher ADRs, partially offset by lower hotel breakage revenue.

International net revenue from vacation packages (excluding the impact of foreign currency fluctuations) increased $3.4 million due to higher transaction volume and higher average net revenue per transaction.

Advertising and media.  Advertising and media net revenue decreased $3.7 million, or 13%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. This decrease is primarily due to a decline in net revenue from membership discount programs which we discontinued on our domestic websites effective March 31, 2010. We do not expect to generate any material revenue from third party membership discount programs on our websites in the future. During the six months ended June 30, 2009, revenue from third party membership discount programs we offered on our domestic websites was $7.2 million.

Other.  Other net revenue increased $7.1 million, or 14%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. Foreign currency fluctuations increased other net revenue by $0.2 million. The increase in other net revenue, excluding the impact of foreign currency fluctuations, was $6.9 million.

An increase in global travel insurance revenue and domestic car net revenue drove the increase in other net revenue. The increase in travel insurance revenue was primarily due to a change in estimate related to the timing of our recognition of this revenue. Historically, we recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. However, in the first quarter of 2010, our travel insurance supplier implemented more timely reporting, and as a result, we are now able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. Travel insurance revenue further increased due to higher air transaction volume, a higher attachment rate and higher average air fares. The increase in domestic car net revenue was primarily driven by higher volume. These increases were offset by a decline in net revenue from our airline hosting business due to the termination of one of our hosting agreements in 2010.

Cost of Revenue

	Six Months Ended
	June 30,		$	%
	2010	2009	Change	Change
		(in thousands)

Cost of revenue
Customer service costs	$28,876	$25,779	$3,097	12%
Credit card processing fees	22,643	20,326	2,317	11%
Other	24,080	23,350	730	3%

Total cost of revenue	$75,599	$69,455	$6,144	9%

The increase in cost of revenue was primarily driven by a $3.1 million increase in customer service costs, a $2.3 million increase in credit card processing costs and a $1.6 million increase in customer refunds and charge-backs, partially offset by a $1.1 million decrease in connectivity and processing costs.

Customer service costs increased primarily due to higher customer service staffing levels required to support the higher volume of air transactions since we eliminated most air booking fees on our domestic websites in April 2009. Our customer service staffing levels were also lower in the first half of 2009 compared with the first half of 2010, as it took us several months to increase staffing levels at our call centers to support the sharply higher transaction volumes we experienced following these fee removals. Customer service costs also increased due to higher call volumes as a result of the travel disruptions caused by the volcano eruption in Iceland in April 2010. The increase in credit card processing costs and customer refunds and charge-backs was primarily due to higher merchant hotel gross bookings in the first half of 2010. Customer refunds also increased as a result of the volcano eruption. Connectivity and processing costs decreased primarily due to more favorable pricing terms with one of our GDS providers.

Selling, General and Administrative

	Six Months Ended
	June 30,		$	%
	2010	2009	Change	Change
		(in thousands)

Selling, general and administrative
Wages and benefits (a)	$77,107	$80,418	$(3,311)	(4)%
Contract labor (a)	9,213	10,915	(1,702)	(16)%
Network communications, systems maintenance and equipment	12,682	13,943	(1,261)	(9)%
Other	24,423	20,648	3,775	18%

Total selling, general and administrative	$123,425	$125,924	$(2,499)	(2)%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

The decrease in selling, general and administrative expense was primarily driven by a $3.3 million decrease in wages and benefits expense, a $1.7 million decrease in contract labor costs, a $1.3 million decrease in network communications, systems maintenance and equipment costs and a $0.6 million decrease in bad debt expense, partially offset by a $3.8 million increase in foreign currency losses and hedging costs and a $1.0 million increase in legal expenses.

Wages and benefits decreased due to lower severance and lower employee incentive compensation expense. Contract labor and network communications, systems maintenance and equipment costs declined due to cost cutting efforts undertaken by us. Legal expenses increased primarily due to accruals established related to certain legal proceedings.

Marketing

Marketing expense decreased $4.9 million, or 4%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. The decrease in marketing expense was due to lower online and offline marketing costs. The decrease in online marketing costs was primarily driven by a change in our approach to online marketing, placing greater emphasis on attracting more traffic to our websites through SEO and CRM and improving the efficiency of our SEM and travel research spending. The decrease in offline marketing costs was mainly due to a shift in the timing of our marketing spending in 2010 relative to 2009.

Depreciation and Amortization

Depreciation and amortization increased $6.0 million, or 18%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. The increase in depreciation and amortization was due in part to additional assets placed in service and the acceleration of depreciation on certain assets whose useful lives were shortened during the six months ended June 30, 2010.

Impairment of Other Assets

During the six months ended June 30, 2010, we recorded a non-cash charge of $1.7 million to impair an asset related to in-kind marketing and promotional support we expected to receive from Northwest Airlines under our Charter Associate Agreement with them. As a result of the completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines was no longer obligated to provide us with in-kind marketing and promotional support after June 1, 2010 (see Note 8 — Unfavorable Contracts of the Notes to Condensed Consolidated Financial Statements). There was no similar impairment charge recorded during the six months ended June 30, 2009.

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

There was no similar impairment charge recorded during the six months ended June 30, 2010. Due to the current economic uncertainty and other factors, particularly if the performance of HotelClub deteriorates, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be impaired in future periods.

Net Interest Expense

Net interest expense decreased by $6.9 million, or 24%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. The decrease in net interest expense was primarily due to lower interest expense incurred on the Term Loan, which was primarily driven by both lower interest rates and lower amounts outstanding. During the six months ended June 30, 2010 and June 30, 2009, $8.0 million and $8.1 million of the total net interest expense recorded was non-cash, respectively.

Other Income

Other income decreased by $2.1 million, or 99%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 due to a decrease in the net gain on Term Loan repurchases. During the six months ended June 30, 2010, we recorded a net gain of $0 on the extinguishment of a portion of the Term Loan compared with a $2.2 million gain on extinguishment of a portion of the Term Loan during the six months ended June 30, 2009 (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

Provision (Benefit) for Income Taxes

We recorded a tax provision of $1.6 million during the six months ended June 30, 2010 compared with a tax benefit of $2.2 million for the six months ended June 30, 2009. The provision for income taxes for the six months ended June 30, 2010 was primarily due to the state income tax and the U.S. federal alternative minimum tax effects on the income of our domestic operations.

The tax benefit recorded for the six months ended June 30, 2009 was disproportionate to the amount of pre-tax net loss incurred during that period primarily because we were not able to realize any tax benefits on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the first quarter of 2009. The benefit for income taxes for the six months ended June 30, 2009 only includes the tax effect of the net income or net loss of those subsidiaries that had not established valuation allowances.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 14 — Related Party Transactions of the Notes to Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and borrowings under the Revolver. At June 30, 2010 and December 31, 2009, our cash and cash equivalents balances were $144.5 million and $88.7 million, respectively. We had $64.0 million and $25.8 million of availability under the Revolver at June 30, 2010 and December 31, 2009, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $208.5 million and $114.5 million at June 30, 2010 and December 31, 2009, respectively.

We require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. The majority of these letters of credit have been issued by Travelport on our behalf. At June 30, 2010 and December 31, 2009, there were $68.5 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively, pursuant to the Separation Agreement. In addition, at June 30, 2010 and December 31, 2009, there were the equivalent of $8.5 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

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

Historically, under both our merchant and retail models, we charged customers a service fee for booking airline tickets, hotel stays and certain other travel products on our websites, and cash generated by these booking fees represented a significant portion of our operating cash flow and a source of liquidity for us. In April 2009, we removed booking fees on most flights booked through Orbitz.com and CheapTickets.com, and we significantly reduced booking fees on all hotel stays booked through Orbitz.com and CheapTickets.com. If we are unable to effectively continue to offset the impact of these booking fee reductions, our cash flow and liquidity could be materially reduced.

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

On January 26, 2010, we completed two transactions that improved our overall liquidity and financial position. In the first transaction, PAR exchanged $49.6 million aggregate principal amount of the Term Loan for 8,141,402 shares of our common stock. We immediately retired the portion of the Term Loan purchased from PAR in accordance with the Amendment to the Credit Agreement that we entered into in June 2009. Concurrently, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements). We used a portion of the proceeds from Travelport’s stock purchase to purchase an additional $14.0 million aggregate principal amount of the Term Loan in May 2010. We intend to use the remaining proceeds from Travelport’s stock purchase for general corporate purposes.

As of June 30, 2010, we had a working capital deficit of $234.9 million as compared with a deficit of $249.6 million as of December 31, 2009. Over time, we expect to continue to decrease this deficit through growth in our business and generating positive cash flow from operations, which we expect to achieve by increasing our global hotel transactions, continuing to offer new and innovative functionality on our websites, improving our operating efficiency and simplifying the way we do business.

We generated positive cash flow from operations for the years ended December 31, 2007 through 2009 and the six months ended June 30, 2010, despite experiencing net losses in some of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ended December 31, 2010, we expect our capital expenditures to be between $36.0 million and $42.0 million, most of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

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

Cash Flows

Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)

Beginning cash and cash equivalents	$88,656	$31,193

Cash provided by (used in):
Operating activities	114,660	98,795
Investing activities	(18,013)	(20,544)
Financing activities	(38,494)	20,563
Effect of changes in exchange rates on cash and cash equivalents	(2,289)	1,380

Net increase in cash and cash equivalents	55,864	100,194

Ending cash and cash equivalents	$144,520	$131,387

Operating Activities

Cash provided by operating activities consists of our net income (loss), adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accounts receivable, accrued expenses, accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $114.7 million for the six months ended June 30, 2010 compared with $98.8 million for the six months ended June 30, 2009. The increase in operating cash flow was mainly due to higher merchant gross bookings in the first half of 2010 compared with the first half of 2009, improvements in our overall marketing efficiency and a decrease in cash interest payments. This increase was partially offset by the elimination of most air booking fees and the significant reduction of hotel booking fees in April 2009 as well as changes in the timing of payments received from vendors. In addition, during the first half of 2010, we made payments related to employee incentive compensation costs accrued in 2009. There were no such payments made in the first half of 2009.

Investing Activities

Cash flow used in investing activities decreased $2.5 million, to $18.0 million for the six months ended June 30, 2010 from $20.5 million for the six months ended June 30, 2009 due to lower capital spending.

Financing Activities

Cash flow used in financing activities was $38.5 million for the six months ended June 30, 2010 compared with cash flow provided by financing activities of $20.6 million for the six months ended June 30, 2009. This change was primarily due to a decrease in net borrowings made under the Revolver, an increase in principal payments made on the Term Loan due to our requirement to make a prepayment from excess cash flow in March 2010 and an increase in cash used to repurchase portions of the Term Loan (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements). The increase in cash flow used in financing activities was partially offset by cash proceeds received, net of issuance costs, from the stock purchase by Travelport in January 2010 (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

Financing Arrangements

On July 25, 2007, concurrent with the IPO, we entered into the Credit Agreement consisting of the Term Loan and the Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of

LIBOR or an alternative base rate plus a margin. At June 30, 2010 and December 31, 2009, $492.0 million and $576.6 million was outstanding on the Term Loan, respectively. At June 30, 2010, there were no outstanding borrowings under the Revolver. At December 31, 2009, $42.2 million of borrowings were outstanding under the Revolver, all of which were denominated in U.S. dollars.

In addition, at June 30, 2010 and December 31, 2009, there were the equivalent of $8.5 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

On June 2, 2009, we entered into the Amendment to the Credit Agreement, which permitted us to purchase portions of the outstanding Term Loan on a non-pro rata basis using cash up to $10.0 million and cash proceeds from equity issuances and in exchange for equity interests on or prior to June 2, 2010. Any portion of the Term Loan purchased by us was retired pursuant to the terms of the Amendment. During the six months ended June 30, 2010, we purchased $63.6 million aggregate principal amount of the Term Loan (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not to exceed a maximum total leverage ratio, each as defined in the Credit Agreement. The minimum fixed charge coverage ratio that we are required to maintain for the remaining term of the Credit Agreement is 1 to 1. The maximum total leverage ratio that we are required not to exceed is 3.5 to 1 and declines to 3 to 1 effective March 31, 2011. As of June 30, 2010, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2009, we made a $21.0 million prepayment on the Term Loan in the first quarter of 2010. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. As a result, we are not required to make any scheduled principal payments on the Term Loan during the remainder of 2010. Based on our current financial projections for the year ending December 31, 2010, we estimate that we will be required to make a $10.0 million prepayment on the Term Loan in the first quarter of 2011. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of June 30, 2010. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of June 30, 2010.

When we were a wholly owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At June 30, 2010 and December 31, 2009, there were $68.5 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Under the Separation Agreement, Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

Financial Obligations

Commitments and Contingencies

We and certain of our affiliates are parties to cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business model. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 9 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements).

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $2.0 million and $1.6 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and $3.3 million and $3.1 million for the six months ended June 30, 2010 and June 30, 2009, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As a result, as of June 30, 2010, we had not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not received reimbursement.

Contractual Obligations

Our contractual obligations as of June 30, 2010 did not materially change from the amounts set forth in our 2009 Annual Report on Form 10-K, except for the following:

	2010
	(remaining
	6 months)	2011	2012	2013	2014	Thereafter	Total
	(in thousands)

Term Loan (a)	$—	$9,956	$—	$—	$482,065	$—	$492,021
Interest (b)	11,243	19,150	16,277	16,136	9,164	—	71,970
Tax sharing liability (c)	10,326	21,891	16,824	17,530	18,098	119,112	203,781
Telecommunications service agreement (d)	454	2,500	2,500	—	—	—	5,454

Total contractual obligations	$22,023	$53,497	$35,601	$33,666	$509,327	$119,112	$773,226

(a)	We are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. The potential amount of prepayments from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of June 30, 2010. As a result, the table above excludes prepayments that could be required from excess cash flow beyond the first quarter of 2011, and the timing of future payments shown in the table above could change.

(b)	Represents estimated interest payments on the variable portion of the Term Loan based on the one-month LIBOR as of June 30, 2010 and fixed interest payments under interest rate swaps.

(c)	We expect to make approximately $203.8 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 7 — Tax Sharing Liability of the Notes to Condensed Consolidated Financial Statements).

(d)	In January 2010, we entered into a new three-year telecommunications service agreement, which requires a minimum annual commitment of $2.5 million.

In addition, in January 2010 we repaid the $42.2 million of borrowings that were outstanding under the Revolver as of December 31, 2009. There were no outstanding borrowings under the Revolver at June 30, 2010.

Other Commercial Commitments and Off-Balance Sheet Arrangements

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties (see Note 9 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements).

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

Transaction Exposure

We use foreign currency contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by us do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in selling, general and administrative expense in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2010 and December 31, 2009, we had outstanding foreign currency contracts with net notional values equivalent to $164.8 million and $130.4 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at June 30, 2010 and December 31, 2009 was a net translation gain of $3.9 million and a net translation loss of $(3.6) million, respectively. This gain or loss is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income (loss).

Interest Rate Risk

The Term Loan and the Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $400.0 million as of June 30, 2010 to hedge fluctuations in LIBOR (see Note 12 — Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used June 30, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $11.2 million at June 30, 2010 compared with $8.5 million at December 31, 2009. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% change in market rates of interest on interest expense would be $0 and $0.1 million at June 30, 2010 and December 31, 2009, respectively, which represents the effect on annual interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended June 30, 2010, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009 or in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, except as described below.

Litigation Relating to Hotel Occupancy Taxes

Hilton Head, South Carolina — On April 2, 2010, the Town of Hilton Head Island, South Carolina filed a complaint against Orbitz Worldwide, Orbitz.com, Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), Internetwork Publishing Corp. (d/b/a Lodging.com), Travelport, Inc. (d/b/a Cendant Travel Distribution Services Group, Inc.), The Blackstone Group, Cendant Corporation and various other OTCs asserting violations of the Beach Preservation Fee Ordinance, the Local Accommodations Tax Ordinance, the Unfair Trade Practices Act and equitable claims of conversion, imposition of trust or constructive trust, unjust enrichment, demand for legal accounting and civil conspiracy.

City of Goodlettsville, Tennessee — On April 20, 2010, the United States District Court for the Middle District of Tennessee granted the plaintiff’s motion for class certification.

City of Houston, Texas — On April 21, 2010, the City of Houston, Texas filed its notice of appeal of the District Court of Harris County, Texas’ order granting the defendant Internet travel companies’ motion for summary judgment with the Texas Court of Appeals.

City of Bowling Green, Kentucky — On April 30, 2010, the City of Bowling Green, Kentucky filed its notice of appeal of the Circuit Court of Warren County’s final order sustaining the defendant Internet travel companies’ motion to dismiss with the Kentucky Court of Appeals.

Baltimore County, Maryland — On May 3, 2010, Baltimore County, Maryland filed a complaint against Travelport Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.), Trip Network, Inc. (d/b/a Cheaptickets.com), Cheaptickets, Inc., Orbitz, Inc. and Orbitz, LLC and various other OTCs asserting violations of Baltimore County’s Transient Occupancy Tax Code and equitable claims of conversion, imposition of constructive trust, unjust enrichment/assumpsit, declaratory judgment and injunctive relief.

City of Anaheim, California — On May 7, 2010, the defendant Internet travel companies filed a motion for judgment on the pleadings seeking a declaration that they are not liable for transient occupancy taxes and a demurrer on the City of Anaheim’s first amended cross-complaint.

City and County of San Francisco, California — On May 14, 2010, Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp. (d/b/a Lodging.com) along with the other defendant Internet travel companies filed a Complaint for Tax Refund and Declaratory Relief against the City and County of San Francisco.

Michigan Tax Cases — On May 14, 2010, the defendant Internet travel companies filed a Notice of Plaintiffs’ Failure to Timely File Motion for Class Certification.

City of San Diego, California — On May 28, 2010, the Hearing Officer issued his ruling on the OTCs’ administrative appeal from the imposition of the Transient Occupancy Tax assessed by the City of San Diego finding that the OTCs are subject to the Transient Occupancy Tax.

Columbus, Georgia — On June 8, 2010, the parties reached a preliminary settlement agreement.

Worcester County, Maryland — On June 25, 2010, the United States District Court for the District of Maryland, following notice by the parties of the settlement of the case, dismissed the case.

Monroe County, Florida — On July 3, 2010, following notice by the parties of a preliminary settlement agreement, the United States District Court for the Southern District of Florida removed the case from the trial calendar and ordered that a proposed settlement agreement be provided to the Court within 30 days.

South Carolina Consolidated Cases — On July 7, 2010, the defendant Internet travel companies reached a preliminary settlement agreement with the plaintiffs (the cities of Charleston, Mt. Pleasant and North Myrtle Beach, South Carolina).

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the second quarter of 2010:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs (b)	Plans or Programs (b)

April 1, 2010 to April 30, 2010	—	—	—	—
May 1, 2010 to May 31, 2010	324	$5.02	—	—
June 1, 2010 to June 30, 2010	—	—	—	—

Total	324	$5.02	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. These shares are held by us in treasury.

(b)	During the second quarter of 2010, we did not have a publicly announced plan or program for the repurchase of our common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.		Description

10.1		Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated, effective June 2, 2010 (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).
10.2		Form of Performance-Based Restricted Stock Unit Award Agreement (Chief Executive Officer) (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).
10.3		Form of Performance-Based Restricted Stock Unit Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).
10.4		Transition and Retirement Agreement and General Release, dated as of June 8, 2010, between Orbitz Worldwide, Inc. and Marsha Williams (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 9, 2010).
10	.5†	First Amended UltraDirect Services Schedule to the Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. (“Pegasus”) and Orbitz Worldwide, LLC.
10	.6†	First Amended Pricing Schedule to the Master Services Agreement, effective as of August 8, 2007, between Pegasus and Orbitz Worldwide, LLC.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC

Date: August 6, 2010	By: /s/ Barney Harford Barney Harford President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2010	By: /s/ Marsha C. Williams Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2010	By: /s/ John W. Bosshart John W. Bosshart Vice President of Global Accounting (Principal Accounting Officer)