Form 10-Q
period 2010-09-30
Orbitz Worldwide, Inc.
filed 2010-11-08
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

As of November 1, 2010, 102,305,045 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenue	$194,479	$186,603	$575,123	$562,955
Cost and expenses
Cost of revenue	38,715	33,753	114,314	103,208
Selling, general and administrative	57,840	64,201	181,265	190,125
Marketing	52,583	48,090	165,522	165,917
Depreciation and amortization	17,780	18,324	56,449	50,996
Impairment of other assets (see Note 8)	—	—	1,704	—
Impairment of goodwill and intangible assets	—	—	—	331,527

Total operating expenses	166,918	164,368	519,254	841,773

Operating income (loss)	27,561	22,235	55,869	(278,818)
Other (expense) income
Net interest expense	(11,180)	(14,071)	(33,434)	(43,182)
Other (expense) income	—	(1)	18	2,112

Total other (expense)	(11,180)	(14,072)	(33,416)	(41,070)

Income (loss) before income taxes	16,381	8,163	22,453	(319,888)
Provision (benefit) for income taxes	1,049	1,183	2,649	(988)

Net income (loss)	$15,332	$6,980	$19,804	$(318,900)

Net income (loss) per share — basic:
Net income (loss) per share	$0.15	$0.08	$0.20	$(3.80)

Weighted average shares outstanding	103,066,070	84,377,943	100,600,016	83,951,081

Net income (loss) per share — diluted:
Net income (loss) per share	$0.15	$0.08	$0.19	$(3.80)

Weighted average shares outstanding	105,339,916	86,547,214	104,023,529	83,951,081

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$139,066	$88,656
Accounts receivable (net of allowance for doubtful accounts of $777 and $935, respectively)	61,443	54,708
Prepaid expenses	19,320	17,399
Due from Travelport, net	17,982	3,188
Other current assets	4,694	5,702

Total current assets	242,505	169,653
Property and equipment, net	162,800	180,962
Goodwill	718,171	713,123
Trademarks and trade names	156,583	155,090
Other intangible assets, net	8,214	18,562
Deferred income taxes, non-current	6,983	9,954
Other non-current assets	51,145	46,898

Total Assets	$1,346,401	$1,294,242

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,608	$30,279
Accrued merchant payable	275,018	219,073
Accrued expenses	115,199	112,771
Deferred income	37,545	30,924
Term loan, current	8,101	20,994
Other current liabilities	7,375	5,162

Total current liabilities	464,846	419,203
Term loan, non-current	483,920	555,582
Line of credit	—	42,221
Tax sharing liability	101,118	108,736
Unfavorable contracts	8,448	9,901
Other non-current liabilities	23,499	28,096

Total Liabilities	1,081,831	1,163,739

Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 102,303,929 and 83,831,561 shares issued and outstanding, respectively	1,023	838
Treasury stock, at cost, 25,237 and 24,521 shares held, respectively	(52)	(48)
Additional paid in capital	1,027,433	921,425
Accumulated deficit	(765,568)	(785,372)
Accumulated other comprehensive income (loss) (net of accumulated tax benefit of $2,558 and $2,558, respectively)	1,734	(6,340)

Total Shareholders’ Equity	264,570	130,503

Total Liabilities and Shareholders’ Equity	$1,346,401	$1,294,242

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Operating activities:
Net income (loss)	$19,804	$(318,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on extinguishment of debt	(57)	(2,172)
Depreciation and amortization	56,449	50,996
Impairment of other assets	1,704	—
Impairment of goodwill and intangible assets	—	331,527
Amortization of unfavorable contract liability	(2,703)	(2,475)
Non-cash net interest expense	11,929	11,786
Deferred income taxes	2,719	(5,354)
Stock compensation	10,660	11,076
Provision for bad debts	(235)	519
Changes in assets and liabilities:
Accounts receivable	(6,718)	(3,722)
Deferred income	6,186	15,289
Due to/from Travelport, net	(14,741)	(21)
Accrued merchant payable	56,405	26,693
Accounts payable, accrued expenses and other current liabilities	(8,277)	(9,382)
Other	(9,476)	(2,518)

Net cash provided by operating activities	123,649	103,342

Investing activities:
Property and equipment additions	(27,846)	(30,809)
Changes in restricted cash	(176)	(635)

Net cash (used in) investing activities	(28,022)	(31,444)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	48,930	—
Payment of fees to repurchase a portion of the term loan	(248)	—
Payments on the term loan	(20,994)	(4,449)
Payments to extinguish debt	(13,488)	(7,774)
Payments to satisfy employee tax withholding obligations upon vesting of equity-based awards	(2,884)	(353)
Proceeds from exercise of employee stock options	65	35
Payments on tax sharing liability	(14,058)	(10,915)
Proceeds from line of credit	—	99,457
Payments on line of credit	(42,221)	(59,823)
Proceeds from note payable	800	—

Net cash (used in) provided by financing activities	(44,098)	16,178

Effects of changes in exchange rates on cash and cash equivalents	(1,119)	2,361

Net increase in cash and cash equivalents	50,410	90,437
Cash and cash equivalents at beginning of period	88,656	31,193

Cash and cash equivalents at end of period	$139,066	$121,630

Supplemental disclosure of cash flow information:
Income tax payments, net	$1,140	$2,032
Cash interest payments, net of capitalized interest of $17 and $96, respectively	$21,184	$31,631
Non-cash investing activity:
Capital expenditures incurred not yet paid	$47	—
Non-cash financing activity:
Repayment of term loan in connection with debt-equity exchange	$49,564	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$15,332	$6,980	$19,804	$(318,900)
Other comprehensive (loss) income, net of income taxes
Currency translation adjustment	(693)	7,381	6,798	4,465
Unrealized gains on floating to fixed interest rate swaps	376	2,096	1,276	6,334

Other comprehensive (loss) income	(317)	9,477	8,074	10,799

Comprehensive income (loss)	$15,015	$16,457	$27,878	$(308,101)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity

Balance at December 31, 2009	83,831,561	$838	24,521	$(48)	$921,425	$(785,372)	$(6,340)	$130,503
Net income	—	—	—	—	—	19,804	—	19,804
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	7,780	—	—	7,780
Common shares issued pursuant to Exchange Agreement and Stock Purchase Agreement (see Note 6)	17,166,673	172	—	—	98,176	—	—	98,348
Common shares issued upon vesting of restricted stock units	1,295,809	13	—	—	(13)	—	—	—
Common shares issued upon exercise of stock options	10,602	—	—	—	65	—	—	65
Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	(716)	—	716	(4)	—	—	—	(4)
Other comprehensive income	—	—	—	—	—	—	8,074	8,074

Balance at September 30, 2010	102,303,929	$1,023	25,237	$(52)	$1,027,433	$(765,568)	$1,734	$264,570

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At September 30, 2010 and December 31, 2009, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially owned approximately 56% and 57% of our outstanding common stock, respectively.

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

During the first quarter of 2010, we had a change in estimate related to the timing of our recognition of travel insurance revenue. Prior to the first quarter of 2010, we recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. Our travel insurance supplier implemented timelier reporting, and as a result, beginning with the first quarter of 2010, we were able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. This change in estimate resulted in a $2.8 million increase in our net revenue and net income for the nine months ended September 30, 2010.

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

3.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)

Capitalized software	$241,047	$221,261
Furniture, fixtures and equipment	71,595	68,896
Leasehold improvements	13,231	13,443
Construction in progress	17,010	13,482

Gross property and equipment	342,883	317,082
Less: accumulated depreciation and amortization	(180,083)	(136,120)

Property and equipment, net	$162,800	$180,962

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded depreciation and amortization expense related to property and equipment in the amount of $15.4 million and $14.0 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $46.0 million and $38.1 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

4.	Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$718,171	$713,123
Trademarks and trade names	156,583	155,090

The changes in the carrying amount of goodwill during the nine months ended September 30, 2010 were as follows:

Amount
(in thousands)

Balance at December 31, 2009, net of accumulated impairment of $459,199	$713,123
Impact of foreign currency translation (a)	5,048

Balance at September 30, 2010, net of accumulated impairment of $459,199	$718,171

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

Finite-lived intangible assets consisted of the following:

	September 30, 2010				December 31, 2009
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
		(in thousands)		(in years)		(in thousands)		(in years)

Finite-Lived Intangible Assets:
Customer relationships (b)	$12,000	$(6,125)	$5,875	7	$66,190	$(50,329)	$15,861	4
Vendor relationships and other	5,461	(3,122)	2,339	7	5,072	(2,371)	2,701	7

Total Finite-Lived Intangible Assets	$17,461	$(9,247)	$8,214	7	$71,262	$(52,700)	$18,562	5

(b)	During the third quarter of 2010, we wrote off the gross carrying amount and corresponding accumulated amortization related to $54.2 million of fully amortized customer relationship intangible assets whose useful lives expired during the period.

We recorded amortization expense related to finite-lived intangible assets in the amount of $2.4 million and $4.3 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $10.4 million and $12.9 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. These amounts are included in depreciation and amortization expense in our condensed consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows estimated amortization expense related to our finite-lived intangible assets over the next five years:

Year	(in thousands)

2010 (remaining 3 months)	$690
2011	2,697
2012	2,427
2013	1,677
2014	723

Total	$8,214

5.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)

Advertising and marketing (a)	$29,428	$17,897
Tax sharing liability, current	21,582	17,390
Employee costs (b)	19,590	32,684
Contract exit costs	6,909	4,858
Rebates	6,124	5,928
Customer service costs	5,472	5,575
Technology costs	5,149	4,413
Professional fees	4,815	4,414
Unfavorable contracts, current	3,754	3,300
Facilities costs	801	2,588
Other	11,575	13,724

Total accrued expenses	$115,199	$112,771

(a)	The change in accrued advertising and marketing is primarily due to the timing of our marketing spending, in part due to seasonality, and the timing of related payments made during the year.

(b)	The change in accrued employee costs primarily represents lower accrued employee incentive compensation and lower accrued severance costs at September 30, 2010 compared with December 31, 2009.

At September 30, 2010 and December 31, 2009, the employee costs line item included accrued severance costs of $1.5 million and $3.2 million, respectively, of which $0.3 million and $3.2 million, respectively, were associated with actions taken in 2009. The majority of the costs related to these 2009 actions are expected to be paid during the remainder of 2010.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The principal amount of the Term Loan is payable in quarterly installments of $1.3 million, with the final installment (equal to the remaining outstanding balance) due upon maturity in July 2014. In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2009, we made a $21.0 million prepayment on the Term Loan in the first quarter of 2010. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. As a result, we are not required to make any scheduled principal payments on the Term Loan during the remainder of 2010. Based on our current financial projections for the year ending December 31, 2010, we estimate that we will be required to make an $8.1 million prepayment on the Term Loan in the first quarter of 2011. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of September 30, 2010.

The changes in the Term Loan during the nine months ended September 30, 2010 were as follows:

Amount
(in thousands)

Balance at December 31, 2009	$576,576
Principal prepayments	(20,994)
Repurchases (a)	(63,561)

Balance at September 30, 2010	$492,021

(a)	On January 26, 2010, pursuant to an Exchange Agreement we entered into with PAR Investment Partners, L.P. (“PAR”), as amended, PAR exchanged $49.6 million aggregate principal amount of the Term Loan for 8,141,402 shares of our common stock. We immediately retired the portion of the Term Loan purchased from PAR in accordance with the amendment (the “Amendment”) to the Credit Agreement that we entered into in June 2009. The fair value of our common shares issued in the exchange was $49.4 million. After taking into account the write-off of unamortized debt issuance costs of $0.4 million and $0.2 million of other miscellaneous fees incurred to purchase this portion of the Term Loan, we recorded a $0.4 million loss on extinguishment of this portion of the Term Loan, which is included in other (expense) income in our condensed consolidated statement of operations for the nine months ended September 30, 2010. Concurrently, pursuant to a Stock Purchase Agreement we entered into with Travelport, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash. We incurred $1.1 million of issuance costs associated with these equity investments by PAR and Travelport, which are included in additional paid in capital in our condensed consolidated balance sheet at September 30, 2010.

In May 2010, we used a portion of the cash proceeds received from Travelport’s purchase of shares of our common stock in January 2010 to purchase $14.0 million in principal amount of the Term Loan. We immediately retired this portion of the Term Loan in accordance with the Amendment. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of $0.1 million) exceeded the amount we paid to purchase this portion of the Term Loan by $0.4 million. Accordingly, we recorded a $0.4 million gain on extinguishment of a portion of the Term Loan, which is included in other (expense) income in our condensed consolidated statement of operations for the nine months ended September 30, 2010.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2010, $300.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $192.0 million had a variable interest rate based on LIBOR, resulting in a blended weighted average interest rate of 4.28% (see Note 12 — Derivative Financial Instruments).

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

At September 30, 2010, there were no outstanding borrowings under the Revolver and the equivalent of $12.5 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. At December 31, 2009, there were $42.2 million of borrowings outstanding under the Revolver, all of which were denominated in U.S. dollars, and the equivalent of $4.5 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. We had $60.0 million and $25.8 million of availability under the Revolver at September 30, 2010 and December 31, 2009, respectively. Commitment fees on unused amounts under the Revolver were $0 for each of the three months ended September 30, 2010 and September 30, 2009 and $0.2 million and $0.1 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

The table below shows the aggregate maturities of the Term Loan over the next five years, excluding any mandatory prepayments that could be required under the Term Loan beyond the first quarter of 2011. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of September 30, 2010.

Year	(in thousands)

2010 (remaining 3 months)	$—
2011	8,101
2012	—
2013	—
2014	483,920

Total	$492,021

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of September 30, 2010, the estimated remaining payments that may be due under this agreement were approximately $199.9 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $122.7 million and $126.1 million at September 30, 2010 and December 31, 2009, respectively. The table below shows the changes in the tax sharing liability during the nine months ended September 30, 2010:

Amount
(in thousands)

Balance at December 31, 2009	$126,126
Accretion of interest expense (a)	10,632
Cash payments	(14,058)

Balance at September 30, 2010	$122,700

(a)	We accreted interest expense related to the tax sharing liability of $3.5 million and $3.1 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $10.6 million and $10.2 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $21.6 million and $17.4 million is included in accrued expenses in our condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively. The long-term portion of the tax sharing liability of $101.1 million and $108.7 million is reflected as the tax sharing liability in our condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively.

The table below shows the estimated payments under the tax sharing agreement over the next five years:

Year	(in thousands)

2010 (remaining 3 months)	$4,827
2011	24,544
2012	16,870
2013	17,574
2014	18,145
Thereafter	117,917

Total	$199,877

At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we have recorded a receivable of $37.0 million for such amounts, which is included in other non-current assets in our condensed consolidated balance sheets at September 30, 2010 and December 31, 2009.

8.	Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements (“Charter Associate Agreements”) with the Founding Airlines as well as US Airways (“Charter Associate Airlines”). These agreements pertain to our Orbitz business, which was owned by the Founding Airlines at the time we entered into the agreements. Under the Charter Associate Agreements, we must pay a portion of the global distribution system (“GDS”) incentive revenue we earn from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Associate Airline are booked through our Orbitz.com and OrbitzforBusiness.com websites utilizing Worldspan. We also receive in-kind marketing and promotional support from the Charter Associate Airlines under the Charter Associate Agreements. The rebate structure under the Charter Associate Agreements was considered unfavorable when compared with market conditions at the time of the Blackstone Acquisition. As a result, a net unfavorable contract liability was established on the acquisition date. The amount of this liability was determined based on the discounted cash flows of the expected future rebate payments we would be required to make to the Charter Associate Airlines, net of the fair value of the expected in-kind marketing and promotional support we would receive from the Charter Associate Airlines. The portion of the net unfavorable contract liability related to the expected future rebate payments is amortized as an increase to net revenue, whereas the partially offsetting asset for the expected in-kind marketing and promotional support is amortized as an increase to marketing expense in our condensed consolidated statements of operations, both on a straight-line basis over the remaining contractual term.

The table below shows the changes in the net unfavorable contract liability during the nine months ended September 30, 2010:

Amount
(in thousands)

Balance at December 31, 2009	$13,201
Amortization (a)	(2,703)
Impairment (b)	1,704

Balance at September 30, 2010	$12,202

(a)	We recognized net amortization for the unfavorable portion of the Charter Associate Agreements in the amount of $0.9 million ($2.2 million was recorded as an increase to net revenue and $1.3 million was recorded as an increase to marketing expense) for the three months ended September 30, 2010 and $0.8 million ($2.3 million was recorded as an increase to net revenue and $1.5 million was recorded as an increase to marketing expense) for the three months ended September 30, 2009. We recognized net amortization for the unfavorable portion of the Charter Associate Agreements in the amount of $2.7 million ($6.7 million was recorded as an increase to net revenue and $4.0 million was recorded as an increase to marketing expense) for the nine months ended September 30, 2010 and $2.5 million ($7.0 million was recorded as an increase to net revenue and $4.5 million was recorded as an increase to marketing expense) for the nine months ended September 30, 2009.

(b)	During the first quarter of 2010, we recorded a non-cash charge to impair the portion of the asset related to the expected in-kind marketing and promotional support to be received from Northwest Airlines under our Charter Associate Agreement with that airline. As a result of the completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines was no longer obligated to provide us with in-kind marketing and promotional support after June 1, 2010. This impairment charge is reflected as impairment of other assets in our condensed consolidated statement of operations for the nine months ended September 30, 2010.

At September 30, 2010 and December 31, 2009, the net unfavorable contract liability was $12.2 million and $13.2 million, respectively. The current portion of the liability of $3.8 million and $3.3 million is included in accrued expenses in our condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively. The long-term portion of the liability of $8.4 million and $9.9 million is reflected as unfavorable contracts in our condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

Our commitments as of September 30, 2010 did not materially change from the amounts set forth in our 2009 Annual Report on Form 10-K, except for the following:

	2010 (remaining
	3 months)	2011	2012	2013	2014	Thereafter	Total
	(in thousands)

Telecommunications service agreement (a)	$—	$2,500	$2,500	$—	$—	$—	$5,000

(a)	In January 2010, we entered into a three-year telecommunications service agreement, which requires a minimum annual commitment of $2.5 million.

In addition to the commitment shown above, the amount and timing of future principal payments on the Term Loan (see Note 6 — Term Loan and Revolving Credit Facility) and the amount and timing of future payments in connection with the tax sharing agreement with the Founding Airlines have changed (see Note 7 — Tax Sharing Liability). Also, in January 2010 we repaid the $42.2 million of borrowings that were outstanding under the Revolver as of December 31, 2009. There were no outstanding borrowings under the Revolver at September 30, 2010.

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters.

We are party to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business model. Some of the cases are purported class actions, and most of the cases were brought simultaneously against other online travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinances. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the Louisiana Department of Revenue; the New Mexico Taxation and Revenue Department; the Wyoming Department of Revenue; the Colorado Department of Revenue; the Montana Department of Revenue; the Hawaii Department of Taxation; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Colorado Springs and Steamboat Springs, Colorado; St. Louis, Missouri; and the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against the Company, individually ranging from almost nil to approximately $10.0 million, and totaling approximately $27.3 million.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assessments that are administratively final and subject to judicial review have been issued by the cities of Anaheim, San Francisco and San Diego, California; the counties of Miami-Dade and Broward, Florida; the Indiana Department of Revenue and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the West Virginia Department of Revenue; the Texas Comptroller; the South Carolina Department of Revenue; the cities of Los Angeles and Santa Monica, California; the city of Denver, Colorado; the city of Philadelphia, Pennsylvania; the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; and the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia; and Osceola, Florida. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of September 30, 2010, we had a $0.5 million accrual related to various legal proceedings. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. While we cannot estimate our range of loss and believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $1.1 million and $0.9 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $4.4 million and $4.0 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, as of September 30, 2010, we had not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At September 30, 2010 and December 31, 2009, there were $0.7 million and $0.8 million of surety bonds outstanding, respectively. At September 30, 2010 and December 31, 2009, there were $2.3 million and $1.5 million of bank guarantees outstanding, respectively.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as amended (the “Separation Agreement”), entered into in connection with the IPO. At September 30, 2010 and December 31, 2009, there were $67.1 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 14 — Related Party Transactions). In addition, at September 30, 2010 and December 31, 2009, there were the equivalent of $12.5 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. Total letter of credit fees were $1.0 million and $0.9 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $2.8 million for each of the nine months ended September 30, 2010 and September 30, 2009.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

We have established a liability for unrecognized tax benefits that management believes to be adequate. The table below shows the changes in this liability during the nine months ended September 30, 2010:

Amount
(in thousands)

Balance at December 31, 2009	$4,910
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(80)
Impact of foreign currency translation	9

Balance at September 30, 2010	$4,839

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1.1 million at September 30, 2010. We do not expect to make any cash tax payments nor do we expect any statutes of limitations to lapse related to our liability for unrecognized tax benefits within the next twelve months.

We recognized interest and penalties of $0 and $0.1 million during the three months ended September 30, 2010 and September 30, 2009, respectively, and $0.1 million and $0.2 million during the nine months ended September 30, 2010 and September 30, 2009, respectively. Accrued interest and penalties were $0.7 million and $0.6 million at September 30, 2010 and December 31, 2009, respectively.

In computing the tax provision for the nine months ended September 30, 2010, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the nine months ended September 30, 2010 and are expected to generate pre-tax book income during the remainder of fiscal year 2010. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the nine months ended September 30, 2010 and are expected to be able to realize the benefits associated with these losses during the remainder of fiscal year 2010 or are expected to recognize a deferred tax asset related to such losses at December 31, 2010.

11.	Equity-Based Compensation

We currently issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. At our Annual Meeting of Shareholders on June 2, 2010, our shareholders approved an amendment to the Plan, increasing the number of shares of our common stock available for issuance under the Plan from 15,100,000 shares to 18,100,000 shares, subject to adjustment as provided by the Plan. As of September 30, 2010, 5,836,601 shares were available for future issuance under the Plan.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The table below summarizes the stock option activity under the Plan during the nine months ended September 30, 2010:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
		Exercise Price	Contractual Term	Value
	Shares	(per share)	(in years)	(in thousands)

Outstanding at December 31, 2009	4,236,083	$9.46	6.5	$4,737
Granted	950,000	$4.78	6.7
Granted in connection with stock option exchange (a)	433,488	$5.22	6.8
Exercised	(10,602)	$6.11	4.7
Forfeited	(603,012)	$13.41	6.4
Cancelled in connection with stock option exchange (a)	(1,260,598)	$15.00	6.8

Outstanding at September 30, 2010	3,745,359	$5.30	5.6	$4,108

Exercisable at September 30, 2010	1,471,185	$5.63	5.4	$1,277

(a)	On May 3, 2010, we commenced an offer to eligible employees to exchange certain out-of-the-money options to purchase our common stock for a lesser number of new stock options with an exercise price equal to the fair market value of our common stock at the completion of the exchange offer. Stock options eligible for the exchange were those with an exercise price per share of $15.00 that were granted at the time of the IPO. The offering period closed on May 28, 2010. On that date, 1,260,598 stock options were tendered and exchanged for 433,488 new stock options with an exercise price of $5.22 per share. No incremental compensation expense was recognized in connection with the exchange because the fair value of the new stock options granted approximated the fair value of the stock options exchanged. The vesting terms and contractual expiration of the new stock options granted in the exchange are the same as those of the old stock options. However, the option holders who elected to participate in the exchange are required to wait until the six-month anniversary of the completion of the exchange before exercising any of their new stock options, including those new stock options that vest during that six-month period.

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

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for stock options granted during the nine months ended September 30, 2010, excluding the stock options granted in connection with the stock option exchange, are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. We use historical turnover to estimate employee forfeitures.

Assumptions:

Dividend yield	—
Expected volatility	43%
Expected life (in years)	4.68
Risk-free interest rate	2.13%

Based on the above assumptions, the weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2010 was $1.86.

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan for the nine months ended September 30, 2010:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	(per share)

Unvested at December 31, 2009	5,650,750	$4.31
Granted	1,445,000	$4.94
Vested (a)	(1,884,414)	$7.00
Forfeited	(626,592)	$4.52

Unvested at September 30, 2010	4,584,744	$3.35

(a)	We issued 1,295,809 shares of common stock in connection with the vesting of restricted stock units during the nine months ended September 30, 2010, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

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

The total number of restricted stock units that vested during the nine months ended September 30, 2010 and the total fair value thereof was 1,884,414 restricted stock units and $13.2 million, respectively.

Performance-Based Restricted Stock Units

The table below summarizes activity regarding unvested performance-based restricted stock units (“PSUs”) under the Plan for the nine months ended September 30, 2010:

		Weighted Average
	Performance-Based	Grant Date
	Restricted	Fair Value
	Stock Units	(per share)

Unvested at December 31, 2009	227,679	$6.28
Granted (a)	387,000	$4.90

Unvested at September 30, 2010	614,679	$5.41

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	On June 2, 2010, the Compensation Committee approved a grant of PSUs to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU, subject to the satisfaction of a performance condition. The performance condition requires that the Company’s adjusted EBITDA for fiscal year 2010 equal or exceed a certain threshold, or each PSU will be forfeited. If this performance condition is met, the PSUs will vest annually over a four-year period. As of September 30, 2010, the Company expects that the performance condition will be satisfied.

Restricted Stock

There was no significant activity related to restricted stock during the nine months ended September 30, 2010. As of September 30, 2010, there was no restricted stock outstanding.

Non-Employee Directors Deferred Compensation Plan

The table below summarizes the deferred stock unit activity under the Plan for the nine months ended September 30, 2010:

		Weighted Average
		Grant Date
	Deferred	Fair Value
	Stock Units	(per share)

Outstanding at December 31, 2009	692,066	$4.13
Granted	250,036	$5.01

Outstanding at September 30, 2010	942,102	$4.36

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

Compensation Expense

We recognized total equity-based compensation expense of $2.1 million and $2.8 million during the three months ended September 30, 2010 and September 30, 2009, respectively, and $10.7 million and $11.1 million during the nine months ended September 30, 2010 and September 30, 2009, respectively, none of which has provided us a tax benefit.

As of September 30, 2010, a total of $15.5 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units and unvested PSUs are expected to be recognized over the remaining weighted-average period of 3 years.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Financial Instruments

Interest Rate Hedges

At September 30, 2010, we had the following interest rate swaps outstanding that effectively converted $300.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

			Fixed Interest	Variable Interest
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received

$100.0 million	May 30, 2008	May 31, 2011	3.39%	Three-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.15%	One-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.21%	Three-month LIBOR

The following interest rate swap that effectively converted an additional $100.0 million of the Term Loan from a variable to a fixed interest rate matured during the nine months ended September 30, 2010:

			Fixed Interest	Variable Interest
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received

$100.0 million	September 30, 2008	September 30, 2010	2.98%	One-month LIBOR

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

The interest rate swaps are reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment is recorded to accumulated other comprehensive income (loss). The following table shows the fair value of our interest rate swaps at September 30, 2010 and December 31, 2009:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2010	December 31, 2009
		(in thousands)

Liability Derivatives:
Interest rate swaps	Other current liabilities	$2,059	$1,899
Interest rate swaps	Other non-current liabilities	2,001	3,437

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the market adjustments recorded during the three and nine months ended September 30, 2010 and September 30, 2009:

Gain (Loss)
Recognized in
			(Loss) Reclassified		Income (Ineffective
	Gain in Other		from Accumulated		Portion and the
	Comprehensive		OCI into		Amount Excluded
	Income		Interest Expense		from Effectiveness
	(“OCI”)		(Effective Portion)		Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
(in thousands)

Interest rate swaps	$376	$2,096	$(1,843)	$(3,772)	$—	$—

Gain (Loss)
Recognized in
			(Loss) Reclassified		Income (Ineffective
	Gain in Other		from Accumulated		Portion and the
	Comprehensive		OCI into		Amount Excluded
	Income		Interest Expense		from Effectiveness
	(‘‘OCI”)		(Effective Portion)		Testing)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
(in thousands)

Interest rate swaps	$1,276	$6,334	$(5,520)	$(9,912)	$—	$—

The amount of loss recorded in accumulated other comprehensive income at September 30, 2010 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $3.9 million after-tax.

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. As of September 30, 2010, we had foreign currency contracts outstanding with a total net notional amount of $198.0 million, almost all of which matured in October 2010. The foreign currency contracts do not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the foreign currency contracts are recorded in net income (loss), as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges at September 30, 2010 and December 31, 2009:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2010	December 31, 2009
		(in thousands)

Liability Derivatives:
Foreign currency hedges	Other current liabilities	$2,278	$1,208

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in the fair value of our foreign currency contracts recorded in net income (loss) during the three and nine months ended September 30, 2010 and September 30, 2009:

	(Loss) Gain in
	Selling, General &
	Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)

Foreign currency hedges (a)	$(5,777)	$869	$(419)	$(6,204)

(a)	We recorded transaction gains (losses) associated with the re-measurement of our foreign denominated assets and liabilities of $5.1 million and $(2.1) million in the three months ended September 30, 2010 and September 30, 2009, respectively, and $(4.1) million and $5.0 million in the nine months ended September 30, 2010 and September 30, 2009, respectively. Transaction gains (losses) are included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of transaction gains (losses) associated with the re-measurement of our foreign denominated assets and liabilities and (losses) gains incurred on our foreign currency hedges was a net loss of $(0.7) million and $(1.2) million in the three months ended September 30, 2010 and September 30, 2009, respectively, and a net loss of $(4.5) million and $(1.2) million in the nine months ended September 30, 2010 and September 30, 2009, respectively.

13.	Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)

Net income (loss)	$15,332	$6,980	$19,804	$(318,900)
Net income (loss) per share:
Basic	$0.15	$0.08	$0.20	$(3.80)
Diluted	$0.15	$0.08	$0.19	$(3.80)
Weighted average shares outstanding:
Basic	103,066,070	84,377,943	100,600,016	83,951,081
Dilutive effect of:
Stock options	863	266	100,990	—
Restricted stock units	2,272,983	2,168,682	3,322,170	—
Restricted stock	—	323	353	—

Diluted (a)	105,339,916	86,547,214	104,023,529	83,951,081

(a)	Stock options, restricted stock, restricted stock units and PSUs are not included in the calculation of diluted net loss per share for the nine months ended September 30, 2009 because we had a net loss for the period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted net loss per share.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following equity awards are not included in the diluted net income (loss) per share calculation above because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
Antidilutive Equity Awards	2010	2009	2010	2009

Stock options	3,741,451	4,322,735	2,603,117	4,329,434
Restricted stock units	504,192	1,672,802	265,313	5,677,647
Restricted stock	—	3,293	—	3,293
Performance-based restricted stock units	614,679	227,679	614,679	227,679

Total	4,860,322	6,226,509	3,483,109	10,238,053

14.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of September 30, 2010 and December 31, 2009, reflected in our condensed consolidated balance sheets. We net settle amounts due to and from Travelport.

	September 30, 2010	December 31, 2009
	(in thousands)

Due from Travelport, net	$17,982	$3,188

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three and nine months ended September 30, 2010 and September 30, 2009, reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)

Net revenue (a)	$29,047	$30,989	$92,722	$94,020
Cost of revenue	98	257	359	500
Selling, general and administrative expense	145	(148)	308	576
Interest expense	953	906	2,739	2,762

(a)	These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gullivers Travel Associates, “GTA”) for the periods presented.

The tables above reflect amounts resulting from agreements with Travelport and its subsidiaries, including our transition services agreement, master license agreement, equipment, services and use agreements, GDS service agreement, hotel sourcing and franchise agreement, corporate travel agreement and travel agent agreement.

Letters of Credit

Travelport is obligated to issue letters of credit on our behalf so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock, in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars). At September 30, 2010 and December 31, 2009, there were $67.1 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 9 — Commitments and Contingencies).

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

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of September 30, 2010 and December 31, 2009, reflected in our condensed consolidated balance sheets:

	September 30, 2010	December 31, 2009
	(in thousands)

Accounts receivable	$274	$62
Prepaid expenses	—	78
Accounts payable	7,867	5,432
Accrued expenses	2,058	2,461
Accrued merchant payable	9,412	6,131
Other current liabilities	229	—
Other non-current liabilities	571	—

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the three and nine months ended September 30, 2010 and September 30, 2009, reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)

Net revenue	$5,824	$4,307	$16,365	$11,968
Cost of revenue (a)	7,330	8,970	22,793	19,729
Selling, general and administrative expense (b)	650	756	2,080	2,618
Marketing	6	—	6	—

(a)	The amounts shown represent call center and telesales costs incurred under our outsourcing agreements with Intelenet.

(b)	Of the amounts shown for the three months ended September 30, 2010 and September 30, 2009 and the nine months ended September 30, 2010 and September 30, 2009, $0.6 million, $0.6 million, $1.8 million and $2.2 million, respectively, represent costs incurred under our outsourcing agreements with Intelenet for back office administrative, information technology and financial services.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Fair Value Measurements

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, which are classified as other current liabilities and other non-current liabilities in our condensed consolidated balance sheets. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements as of
	September 30, 2010				December 31, 2009
		Quoted	Significant			Quoted	Significant
		prices in	other	Significant		prices in	other	Significant
	Balance at	active	observable	unobservable	Balance at	active	observable	unobservable
	September 30,	markets	inputs	inputs	December 31,	markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)	2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Foreign currency hedge liabilities (see Note 12 — Derivative Financial Instruments)	$2,278	$2,278	$—	$—	$1,208	$1,208	$—	$—

Interest rate swap liabilities (see Note 12 — Derivative Financial Instruments)	$4,060	$—	$4,060	$—	$5,336	$—	$5,336	$—

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

The carrying value of the Term Loan was $492.0 million at September 30, 2010, compared with a fair value of approximately $474.6 million. At December 31, 2009, the carrying value of the Term Loan was $576.6 million, compared with a fair value of $537.9 million. The fair values were determined based on quoted market ask prices.

16.	Subsequent Event

On November 1, 2010, American Airlines, Inc. (“AA”) notified us of its election to terminate the Second Amended and Restated Airline Charter Associate Agreement, dated December 19, 2003, by and between AA and Orbitz (the “Agreement”), effective December 1, 2010. The Agreement sets forth the terms under which Orbitz can offer air travel on behalf of AA to consumers and requires AA to provide us with agreed upon transaction payments when consumers book this travel. The Agreement also provides Orbitz with nondiscriminatory access to seat availability for published fares as well as marketing and promotional support.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Agreement was scheduled to otherwise expire on December 31, 2013 (see Note 8 — Unfavorable Contracts).

In the notice, AA also exercised its right to terminate the Supplier Link Agreement that it entered into with Orbitz in February 2004. The Supplier Link Agreement establishes a direct link between Orbitz.com and AA’s internal reservation systems and requires that Orbitz book certain airline tickets through that direct link rather than through a GDS. The termination of the Supplier Link Agreement will also be effective as of December 1, 2010. Additionally, AA has informed us that it will terminate our authority to ticket AA flights on our Orbitz.com and OrbitzforBusiness.com websites as of December 1, 2010.

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

Our strategic focus is to drive global hotel transaction growth, supporting our mission to become one of the three primary hotel distribution platforms globally. Specifically, we organize our activities into three categories: demand, supply and retailing.

Demand

We seek to generate demand through both business-to-consumer and business-to-business channels. Our goal is to further increase brand awareness and loyalty so that consumers come directly to our websites to book their travel. For example, in July 2010, we launched a new offline marketing campaign for Orbitz.com to reinforce our hotel value proposition. Our new brand message, “When You Orbitz, You Know,” highlights the information, tools and resources that we make available to help customers make informed decisions when it comes to booking a hotel.

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

Supply

We work with our suppliers to provide our customers with a broad range of highly competitive travel products and services on our websites. For hotels, we are particularly focused on improving our infrastructure. We also intend to expand our footprint in markets where online penetration is low and where our supply is limited.

For airlines, we have long-standing and, we believe, generally good relationships with our suppliers. However, on November 1, 2010, AA sent a letter to us indicating its intent to terminate its participation on our Orbitz and Orbitz for Business websites effective December 1, 2010. To the extent we are unable to reach an acceptable commercial arrangement with AA prior to December 1, 2010 and AA terminates its participation on our websites for a sustained period of time, our business, financial condition and results of operations could be negatively impacted (see Note 16 — Subsequent Event of the Notes to Condensed Consolidated Financial Statements). We will continue to work with our suppliers, including AA, to provide our customers with a highly competitive product offering.

Retailing

We are focused on ways to improve our ability to convert website visitors into customers. We are enhancing the customer shopping experience on our websites by developing new tools and technologies to help users research options, by improving the quality of the hotel content we make available (such as editorial descriptions, photographs and user-generated reviews) and by developing systems and technologies that will allow us to use historical data to provide customers with more relevant search results. For example, in the third quarter 2010, we completed the migration of the hotel booking path for our domestic websites to our global technology platform, and we are in the process of migrating the rest of our domestic booking paths and HotelClub to this platform. We believe this technology platform, which is already being used by our ebookers websites, provides meaningful improvements to both the speed and customer shopping experience on our websites and enables us to deliver innovation to our customers more quickly. We are also building upon our existing telesales capabilities to drive incremental volume for higher margin travel products.

Industry Trends

The recession significantly impacted the travel industry during 2009. Although the economy has appeared to have stabilized or slightly improved, there is still uncertainty surrounding the timing and sustainability of a recovery. As a result, we have limited visibility into when travel industry fundamentals will fully recover.

In 2009, in response to lower demand for air travel, certain domestic and international airlines reduced ticket prices to drive volume and significantly reduced their capacity. In 2010, airlines have added only limited amounts of capacity back into their fleets. We expect capacity will further increase in 2011. However, recent and any further consolidation in the airline industry could put additional pressure on capacity and on the number of airline tickets available for booking on OTCs’ websites.

Air fares have increased significantly over 2009 levels in response to improved demand, particularly for corporate travel. While air fares began to moderate in the third quarter of 2010, we expect air fares will remain above last year’s levels throughout the remainder of 2010. In general, OTCs benefit from low air fares because low fares encourage leisure travel, which represents the majority of our bookings. Our air net revenue is primarily driven by the number of tickets we sell rather than ticket prices.

In 2009, we, along with other OTCs, removed domestic booking fees on most, if not all, flights and reduced booking fees on hotels. The removal of domestic air booking fees has significantly reduced the net revenue that OTCs generate from airline tickets. However, these fee cuts resulted in a significant increase in airline tickets sold through OTCs during the last three quarters of 2009 and the first quarter of 2010. As a result of the anniversary in early April 2010 of the air booking fee removals on our domestic websites, our air transaction growth rate has slowed. The higher air fare environment has also contributed to this slowdown.

Globally, airlines continue to look for ways to decrease their overall costs, including the costs of distributing airline tickets through OTCs and GDSs. As certain supply agreements renew and as airlines and GDSs renegotiate their agreements in 2011, the net revenue we earn from GDSs in the form of incentive payments or from airlines in the form of commissions may be impacted.

Recently, fundamentals in the U.S. hotel industry have begun to improve. In the first nine months of 2010, we saw a year-over-year increase in average daily rates (“ADRs”) for hotel rooms booked on our domestic websites. While ADRs for hotel rooms are still below 2008 levels, this is the first increase we have seen in ADRs since September 2008. Although higher ADRs increase the net revenue that OTCs earn on hotel bookings, leisure travel demand could be lower as a result. Based on recent trends, we expect domestic ADRs will remain above 2009 levels for the rest of 2010 and will further increase in 2011. Fundamentals in the European and Asia Pacific hotel markets have also modestly improved.

The recession also significantly impacted the car rental industry last year. In 2009, car rental companies had limited access to financing, which caused them to reduce their rental car fleets. This reduction in rental car fleets resulted in a significant increase in ADRs for domestic car rentals in 2009. In the first nine months of 2010, fleet sizes remained fairly constant, while ADRs declined year over year. We expect these trends to continue for the remainder of 2010.

We believe the domestic online travel market has matured. However, internationally, the online travel industry continues to benefit from increasing internet usage and growing acceptance of online booking. As a result, we expect that international growth rates for the online travel industry will continue to outpace growth rates for online travel domestically.

OTCs make significant investments in marketing through both online and traditional offline channels. Key areas of online marketing include SEM, travel research, display advertising, affiliate programs and CRM. In 2010, competition for search-engine key words has intensified as economic conditions have improved and certain OTCs and travel suppliers have increased their marketing spending. We are actively pursuing strategies to enhance the effectiveness of our SEM and travel research spending and to increase the amount of non-paid traffic coming to our websites through SEO and CRM.

Other Developments

In April 2010, volcanic ash from an eruption in Iceland significantly disrupted air travel to and from European destinations. As a result of the volcanic ash, a significant portion of European airspace was closed and several airports halted flights. While we do not believe this travel disruption materially impacted our financial results for the nine months ended September 30, 2010, it did result in lost revenue due to flight and hotel cancellations, higher customer service costs and higher customer refunds.

RESULTS OF OPERATIONS

Key Operating Metrics

Our operating results are driven by certain key metrics, which include transaction growth, hotel room night growth, gross bookings and net revenue. Transaction growth is defined as the year-over-year change in transactions booked on our websites. Hotel room night growth represents the year-over-year change in stayed hotel room nights and includes both stand-alone hotel room nights and hotel room nights booked as part of a vacation package. Gross bookings are defined as the total amount paid by consumers for travel products booked on our websites. Net revenue includes: commissions earned from suppliers under our retail model; the difference between the total amount the consumer pays us for travel and the negotiated net rate plus estimated taxes that the supplier charges us for that travel under our merchant model; service fees earned from consumers under both our merchant and retail models; advertising revenue and certain other fees and commissions, such as incentive revenue earned for air, car and hotel segments processed through GDSs.

Transactions, hotel room nights and gross bookings provide insight into changes in overall travel demand, both industry-wide and on our websites. We track net revenue trends for our various brands, geographies and products to gain insight into the performance of our business across these categories. The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three and nine months ended September 30, 2010 and September 30, 2009. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance. Air net revenue is comprised of net revenue from stand-alone air bookings, while non-air net revenue includes net revenue from hotel bookings, vacation packages, advertising and media and other sources.

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
		(in thousands)				(in thousands)

Gross bookings
Domestic
Air	$1,768,632	$1,595,580	$173,052	11%	$5,658,693	$4,731,593	$927,100	20%
Non-air	584,691	540,456	44,235	8%	1,790,145	1,688,016	102,129	6%

Total domestic gross bookings	2,353,323	2,136,036	217,287	10%	7,448,838	6,419,609	1,029,229	16%
International
Air	280,848	212,524	68,324	32%	871,548	660,874	210,674	32%
Non-air	177,375	151,793	25,582	17%	499,042	405,206	93,836	23%

Total international gross bookings	458,223	364,317	93,906	26%	1,370,590	1,066,080	304,510	29%

Total gross bookings (a)	$2,811,546	$2,500,353	$311,193	12%	$8,819,428	$7,485,689	$1,333,739	18%

Net revenue
Domestic
Air	$48,280	$47,945	$335	1%	$154,993	$167,585	$(12,592)	(8)%
Non-air	100,293	96,068	4,225	4%	288,885	282,491	6,394	2%

Total domestic net revenue	148,573	144,013	4,560	3%	443,878	450,076	(6,198)	(1)%
International
Air	16,920	11,930	4,990	42%	52,695	42,584	10,111	24%
Non-air	28,986	30,660	(1,674)	(5)%	78,550	70,295	8,255	12%

Total international net revenue	45,906	42,590	3,316	8%	131,245	112,879	18,366	16%

Total net revenue (b)	$194,479	$186,603	$7,876	4%	$575,123	$562,955	$12,168	2%

Transaction and hotel room night growth
Transaction growth (a)	5%	7%			9%	(1)%
Hotel room night growth	5%	3%			9%	1%

(a)	In the second quarter of 2010, we revised our methodology for calculating global gross bookings and transactions to reduce these amounts for all cancellations made through our websites. Historically, we reported these amounts net of same-day cancellations only. As a result, the prior period amounts in the table above have been updated to reflect this new methodology, which more closely corresponds with the way we report net revenue and is consistent with how management now reviews global gross bookings and transactions.

(b)	For the three months ended September 30, 2010 and September 30, 2009, $29.7 million and $31.6 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs. For the nine months ended September 30, 2010 and September 30, 2009, $94.9 million and $91.9 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

Gross Bookings

For our domestic business, which is comprised principally of Orbitz, CheapTickets and Orbitz for Business, total gross bookings increased $217.3 million, or 10%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. Of the $217.3 million increase, $173.1 million was due to an increase in domestic air gross bookings, which was driven by higher average air fares and, to a much lesser extent, higher transaction volume.

Non-air gross bookings increased $44.2 million, or 8%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. This increase was primarily driven by higher gross bookings for hotels, car rentals and vacation packages. Gross bookings for hotels increased primarily due to higher transaction volume and, to a lesser extent, a higher average price per transaction. The average price per transaction increased due to an increase in ADRs, partially offset by a lower average length of stay. Gross bookings for car rentals increased due to higher transaction volume, partially offset by lower ADRs. Vacation package gross bookings increased due to a higher average price per transaction as a result of higher average air fares and higher hotel ADRs, partially offset by lower transaction volume.

For our international business, which is comprised principally of ebookers and HotelClub, total gross bookings increased $93.9 million, or 26%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. International gross bookings decreased by $9.0 million due to foreign currency fluctuations. Of the remaining $102.9 million increase, $80.1 million was due to an increase in air gross bookings and $22.8 million was due to an increase in non-air gross bookings.

The increase in air gross bookings was primarily due to higher transaction volume. The $22.8 million increase in non-air gross bookings was primarily driven by higher gross bookings for vacation packages and, to a lesser extent, higher gross bookings for hotels. Gross bookings for vacation packages increased primarily due to higher transaction volume. The increase in hotel gross bookings was driven by higher hotel gross bookings at ebookers, partially offset by a decline in hotel gross bookings at HotelClub. The increase in hotel gross bookings at ebookers was primarily due to the strength of our technology platform in Europe, improvements in our European hotel supply and higher online marketing spending. The decline at HotelClub was primarily driven by lower transaction volume in European destinations.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Transaction and Hotel Room Night Growth

Our transactions and stayed hotel room nights each grew by 5% year-over-year in the third quarter of 2010. The year-over-year growth in transactions and hotel room nights was primarily due to higher volume at ebookers as a result of the strength of our technology platform, improvements in our European supply and higher online marketing spending. Transactions and room nights also increased due to the growth of our private label and corporate travel businesses. These increases were partially offset by lower volume at HotelClub, particularly for European destinations. Transactions and room nights for our domestic leisure brands were relatively flat year-over-year. Transactions were flat due in part to the higher air fare environment. In addition, we experienced a significant decline in the quality of the traffic we received from a travel research marketing partner and received a reduced share of the transactions generated by a meta-search marketing partner. Both of these factors contributed to the flat year-over-year domestic transaction and room night growth in the third quarter 2010. We are actively working with our marketing partners to address these issues. The migration of our domestic hotel booking path to the global technology platform was also a contributing factor, as we are still in the process of optimizing and fine tuning the platform.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

Gross Bookings

For our domestic business, total gross bookings increased $1,029.2 million, or 16%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. Of the $1,029.2 million increase, $927.1 million was due to an increase in domestic air gross bookings, which was driven by higher air fares and higher transaction volume. Transaction volume increased primarily due to the removal of most domestic air booking fees in April 2009.

Non-air gross bookings increased $102.1 million, or 6%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. This increase was primarily driven by higher gross bookings for hotels and car rentals, partially offset by lower gross bookings for vacation packages. Gross bookings for hotels increased primarily due to higher transaction volume. Gross bookings for car rentals increased due to higher transaction volume, partially offset by lower ADRs. Vacation package gross bookings declined primarily due to lower transaction volume, partially offset by a higher average price per transaction as a result of higher average air fares and higher hotel ADRs.

For our international business, total gross bookings increased $304.5 million, or 29%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. Of this increase, $32.7 million was due to foreign currency fluctuations. The remaining $271.8 million increase was due to a $214.5 million increase in air gross bookings and a $57.3 million increase in non-air gross bookings. The increase in air gross bookings was primarily due to higher transaction volume, partially offset by a lower average price per airline ticket as a result of a shift towards short-haul flights and markets where average booking values are lower.

The $57.3 million increase in non-air gross bookings was primarily driven by higher gross bookings for vacation packages and car rentals. Gross bookings for vacation packages increased due to higher transaction volume and, to a lesser extent, a higher average price per transaction. Car rental gross bookings increased primarily due to a higher average price per transaction, partially offset by lower transaction volume.

Net Revenue — See discussion of net revenue in the Results of Operations section below.

Transaction and Hotel Room Night Growth

Our transactions and stayed hotel room nights each grew by 9% year-over-year in the nine months ended September 30, 2010. The year-over-year growth in transactions and hotel room nights was largely the result of improvements we made to our customer value proposition and our continued focus on driving global hotel transaction growth. For our domestic leisure brands, in April 2009, we removed most air booking fees and significantly reduced hotel booking fees on our Orbitz.com and CheapTickets.com websites, and in September 2009 we eliminated our hotel change and cancellation fees on these same websites. In addition, we launched two industry-leading, hotel-focused innovations, Orbitz Hotel Price Assurance and Total Price hotel search results. As a result of the anniversary in early April 2010 of the removal of most domestic air booking fees and the higher air fare environment, our air transaction growth slowed beginning in the second quarter of 2010. The transaction and hotel room night growth for our domestic leisure brands was offset in part by a significant decline in the quality of the traffic we received from a travel research marketing partner and a reduction in the share we received of the transactions generated by a meta-search marketing partner. We are actively working with our marketing partners to address these issues. The migration of our domestic hotel booking path to the global technology platform also partially offset the growth, as we are still in the process of optimizing and fine tuning the platform. At ebookers, the strength of our technology platform, improvements in our European supply and higher online marketing spending helped drive growth in transactions and stayed hotel room nights. The growth of our private label and corporate travel businesses was also a contributing factor. However, transactions and stayed hotel room nights at HotelClub continued to be weak, largely due to poor performance in European destinations.

Results of Operations

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

	Three Months Ended
	September 30,		$	%
	2010	2009	Change	Change
	(in thousands)

Net revenue
Air	$65,200	$59,875	$5,325	9%
Hotel	56,537	52,421	4,116	8%
Vacation package	30,175	29,978	197	1%
Advertising and media	12,189	14,530	(2,341)	(16)%
Other	30,378	29,799	579	2%

Total net revenue	194,479	186,603	7,876	4%
Cost and expenses
Cost of revenue	38,715	33,753	4,962	15%
Selling, general and administrative	57,840	64,201	(6,361)	(10)%
Marketing	52,583	48,090	4,493	9%
Depreciation and amortization	17,780	18,324	(544)	(3)%

Total operating expenses	166,918	164,368	2,550	2%

Operating income	27,561	22,235	5,326	24%
Other (expense)
Net interest expense	(11,180)	(14,071)	2,891	(21)%
Other expense	—	(1)	1	(100)%

Total other (expense)	(11,180)	(14,072)	2,892	(21)%

Income before income taxes	16,381	8,163	8,218	101%
Provision for income taxes	1,049	1,183	(134)	(11)%

Net income	$15,332	$6,980	$8,352	120%

As a percent of net revenue
Cost of revenue	20%	18%
Selling, general and administrative expense	30%	34%
Marketing expense	27%	26%

Net Revenue

Net revenue increased $7.9 million, or 4%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009.

Air.  Net revenue from air bookings increased $5.3 million, or 9%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. Foreign currency fluctuations decreased air net revenue by $0.5 million. The increase in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $5.8 million.

Domestic air net revenue increased $0.1 million due to higher transaction volume and $0.2 million due to higher average net revenue per airline ticket.

International air net revenue increased $5.5 million (excluding the impact of foreign currency fluctuations) primarily due to higher transaction volume and, to a lesser extent, higher average net revenue per airline ticket. Higher average net revenue per airline ticket was primarily driven by higher air override revenue, which represents additional commissions received from certain suppliers when volume thresholds are met, and higher credit card fee revenue, partially offset by a shift in air bookings towards markets where average booking values are lower and where we earn lower margins.

Hotel.  Net revenue from hotel bookings increased $4.1 million, or 8%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. Foreign currency fluctuations drove $1.0 million of this increase. The increase in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $3.1 million.

Domestic hotel net revenue increased $3.2 million due to higher transaction volume and $2.7 million due to higher average net revenue per transaction. Higher average net revenue per transaction was driven by higher hotel ADRs, fewer promotional coupons issued by us and increased payment vendor rebates, partially offset by a lower average length of stay.

The decrease in international hotel net revenue of $2.8 million (excluding the impact of foreign currency fluctuations) was primarily due to a decline in hotel net revenue at HotelClub due to lower transaction volume in European destinations and lower average net revenue per transaction. The lower net revenue per transaction at HotelClub was primarily driven by a change in our estimate of the redemption rate for points earned under the loyalty program at HotelClub and, to a lesser extent, a shift in the geographic mix of its bookings away from European destinations and towards markets where average booking values are lower and where we earn lower margins. The decline at HotelClub was partially offset by higher transaction volume at ebookers, due to the improved functionality of our technology platform and improvements to our European hotel supply.

Vacation package.  Net revenue from vacation package bookings increased $0.2 million, or 1%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. Vacation package net revenue decreased by $0.2 million due to foreign currency fluctuations. The increase in net revenue from vacation package bookings, excluding the impact of foreign currency fluctuations, was $0.4 million.

Domestic net revenue from vacation packages increased $0.8 million as a result of higher average net revenue per transaction, due to higher average air fares, higher ADRs and fewer promotional coupons issued by us, partially offset by lower hotel breakage revenue and lower margins. This increase was partially offset by a $0.7 million decrease due to lower transaction volume due in part to higher average package prices.

International net revenue from vacation packages (excluding the impact of foreign currency fluctuations) increased $0.3 million primarily due to higher transaction volume, partially offset by lower average net revenue per transaction.

Advertising and media.  Advertising and media net revenue decreased $2.3 million, or 16%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. This decrease was due to a $3.2 million decline in net revenue from membership discount programs which we discontinued on our domestic websites effective March 31, 2010. We do not expect to generate any material net revenue from third party membership discount programs on our websites in the future. This decrease was offset in part by additional advertising and media revenue driven by our ongoing efforts to monetize our websites globally.

Other.  Other net revenue is comprised primarily of net revenue from car bookings, cruise bookings, destination services, travel insurance and our airline hosting business. Other net revenue increased $0.6 million, or 2%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. Foreign currency fluctuations decreased other net revenue by $0.3 million. The increase in other net revenue, excluding the impact of foreign currency fluctuations, was $0.9 million.

The increase in other net revenue was primarily driven by higher global travel insurance revenue and car net revenue. Travel insurance revenue increased due to a higher attachment rate, higher average air fares and higher air transaction volume. Car net revenue increased primarily due to higher transaction volume, partially offset by lower average daily rates for car rentals. These increases were offset by a decline in net revenue from our airline hosting business due to the termination of one of our hosting agreements in 2010.

Cost of Revenue

Our cost of revenue is primarily comprised of costs to operate our customer service call centers, credit card processing fees, customer refunds and charge-backs, commissions to private label partners (“affiliate commissions”) and connectivity and other processing costs.

	Three Months Ended
	September 30,		$	%
	2010	2009	Change	Change
	(in thousands)

Cost of revenue
Customer service costs	$13,593	$12,917	$676	5%
Credit card processing fees	11,594	10,115	1,479	15%
Other	13,528	10,721	2,807	26%

Total cost of revenue	$38,715	$33,753	$4,962	15%

The increase in cost of revenue was primarily driven by a $0.7 million increase in customer service costs, a $1.5 million increase in credit card processing costs, a $1.5 million increase in customer refunds and charge-backs and a $1.4 million increase in affiliate commissions.

Customer service costs increased primarily due to higher customer service staffing levels required to support the higher volume of air transactions we have experienced since eliminating most air booking fees on our domestic websites in April 2009. The increase in credit card processing costs and customer refunds and charge-backs was largely driven by growth in our merchant hotel gross bookings during the third quarter of 2010. Affiliate commissions increased due to the growth of our private label business.

Selling, General and Administrative

Our selling, general and administrative expense is primarily comprised of wages and benefits, contract labor costs and network communications, systems maintenance and equipment costs.

	Three Months Ended
	September 30,		$	%
	2010	2009	Change	Change
	(in thousands)

Selling, general and administrative
Wages and benefits (a)	$33,725	$38,673	$(4,948)	(13)%
Contract labor (a)	4,968	5,128	(160)	(3)%
Network communications, systems maintenance and equipment	6,083	6,390	(307)	(5)%
Other	13,064	14,010	(946)	(7)%

Total selling, general and administrative	$57,840	$64,201	$(6,361)	(10)%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

The decrease in selling, general and administrative expense was primarily driven by a $4.9 million decrease in wages and benefits expense, a $0.2 million decrease in contract labor costs, a $0.3 million decrease in network communications, systems maintenance and equipment costs, a $0.5 million decrease in facilities costs and a $0.5 million decrease in foreign currency losses and hedging costs.

Wages and benefits decreased as a result of lower employee incentive compensation expense. Contract labor, network communications, systems maintenance and equipment costs and facilities costs declined due to cost cutting efforts undertaken by us.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising, and offline marketing costs, such as television, radio and print advertising. Our investment in online marketing is significantly greater than our investment in offline marketing. Marketing expense increased $4.5 million, or 9%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. The increase in marketing expense was primarily driven by higher online marketing costs due to higher transaction volume at ebookers and a higher cost per transaction for our domestic brands and HotelClub.

Depreciation and Amortization

Depreciation and amortization decreased $0.5 million, or 3%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. The decrease in depreciation and amortization was primarily due to the expiration of the useful lives of certain customer relationship intangible assets during the third quarter of 2010 (see Note 4 — Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements). This decrease was partially offset by the acceleration of depreciation on certain assets whose useful lives were shortened during the three months ended September 30, 2010, and to a lesser extent, due to additional assets placed in service since September 30, 2009.

Net Interest Expense

Net interest expense decreased by $2.9 million, or 21%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. The decrease in net interest expense was primarily due to a lower effective interest rate on the Term Loan as a result of a floating to fixed interest rate swap maturing on December 31, 2009 and to a lesser extent, lower amounts outstanding on both the Term Loan and the Revolver. During the three months ended September 30, 2010 and September 30, 2009, non-cash interest expense totaled $3.9 million and $3.7 million, respectively.

Provision for Income Taxes

We recorded a tax provision of $1.0 million and $1.2 million for the three months ended September 30, 2010 and September 30, 2009, respectively, primarily due to taxes on the net income of certain foreign subsidiaries that had not established a valuation allowance and U.S. state and local income taxes.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

	Nine Months Ended
	September 30,		$	%
	2010	2009	Change	Change
		(in thousands)

Net revenue
Air	$207,688	$210,169	$(2,481)	(1)%
Hotel	152,110	137,936	14,174	10%
Vacation package	89,189	90,375	(1,186)	(1)%
Advertising and media	36,827	42,825	(5,998)	(14)%
Other	89,309	81,650	7,659	9%

Total net revenue	575,123	562,955	12,168	2%
Cost and expenses
Cost of revenue	114,314	103,208	11,106	11%
Selling, general and administrative	181,265	190,125	(8,860)	(5)%
Marketing	165,522	165,917	(395)	—
Depreciation and amortization	56,449	50,996	5,453	11%
Impairment of other assets	1,704	—	1,704	**
Impairment of goodwill and intangible assets	—	331,527	(331,527)	(100)%

Total operating expenses	519,254	841,773	(322,519)	(38)%

Operating income (loss)	55,869	(278,818)	334,687	**
Other (expense) income
Net interest expense	(33,434)	(43,182)	9,748	(23)%
Other income	18	2,112	(2,094)	(99)%

Total other (expense)	(33,416)	(41,070)	7,654	(19)%

Income (loss) before income taxes	22,453	(319,888)	342,341	**
Provision (benefit) for income taxes	2,649	(988)	3,637	**

Net income (loss)	$19,804	$(318,900)	$338,704	**

As a percent of net revenue
Cost of revenue	20%	18%
Selling, general and administrative expense	32%	34%
Marketing expense	29%	29%

**	Not meaningful.

Net Revenue

Net revenue increased $12.2 million, or 2%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.

Air.  Net revenue from air bookings decreased $2.5 million, or 1%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. Foreign currency fluctuations increased air net revenue by $0.3 million. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $2.8 million.

Domestic air net revenue declined $22.9 million due to lower average net revenue per airline ticket, due primarily to the elimination of most air booking fees on our domestic websites in April 2009. This was partially offset by higher net revenue per ticket from merchant air transactions and higher commissions from those airlines with variable commission structures, both of which were the result of higher average air fares.

This decline was partially offset by a $10.3 million increase in domestic air net revenue due to higher transaction volume, as a result of the removal of booking fees.

International air net revenue increased $9.8 million (excluding the impact of foreign currency fluctuations) primarily due to higher transaction volume, offset by lower average net revenue per airline ticket. Lower average net revenue per airline ticket was primarily driven by lower air override revenue and a shift in air bookings towards markets where average booking values are lower and where we earn lower margins, partially offset by higher credit card fee revenue.

Hotel.  Net revenue from hotel bookings increased $14.2 million, or 10%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. Foreign currency fluctuations drove $5.9 million of this increase. The increase in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $8.3 million.

Domestic hotel net revenue increased $13.3 million due to higher transaction volume, partially offset by a $2.5 million decrease due to lower average net revenue per hotel transaction. Lower average net revenue per hotel transaction was driven by a significant reduction in hotel booking fees charged on our domestic websites and a lower average length of stay, partially offset by higher hotel ADRs, fewer promotional coupons issued by us, more timely receipt of customer refund reimbursements from hotels and increased payment vendor rebates.

The decrease in international hotel net revenue of $2.5 million (excluding the impact of foreign currency fluctuations) was primarily due to a decline in hotel net revenue at HotelClub due to lower transaction volume in European destinations and lower average net revenue per transaction. The lower net revenue per transaction was primarily driven by a shift in the geographic mix of its bookings away from European destinations and towards markets where average booking values are lower and where we earn lower margins. A change in our estimate of the redemption rate for points earned under the loyalty program at HotelClub also contributed to the lower net revenue per transaction. Higher transaction volume at ebookers, due to the improved functionality of our technology platform and improvements to our European hotel supply, partially offset the decline at HotelClub.

Vacation package.  Net revenue from vacation package bookings decreased $1.2 million, or 1%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. Vacation package net revenue decreased by $0.1 million due to foreign currency fluctuations. The decrease in net revenue from vacation package bookings, excluding the impact of foreign currency fluctuations, was $1.1 million.

Lower transaction volume due in part to higher average package prices drove a $6.7 million decrease in domestic net revenue from vacation packages. This decline was partially offset by a $1.9 million increase in domestic vacation package net revenue due to higher average net revenue per transaction, as a result of higher average air fares, higher ADRs and fewer promotional coupons issued by us, partially offset by lower hotel breakage revenue.

International net revenue from vacation packages (excluding the impact of foreign currency fluctuations) increased $3.7 million primarily due to higher transaction volume.

Advertising and media.  Advertising and media net revenue decreased $6.0 million, or 14%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. This decrease is due to a $9.1 million decline in net revenue from membership discount programs which we discontinued on our domestic websites effective March 31, 2010. We do not expect to generate any material net revenue from third party membership discount programs on our websites in the future. This decrease was offset in part by additional advertising and media revenue driven by our ongoing efforts to monetize our websites globally.

Other.  Other net revenue increased $7.7 million, or 9%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. Foreign currency fluctuations decreased other net revenue by $0.1 million. The increase in other net revenue, excluding the impact of foreign currency fluctuations, was $7.8 million.

The increase in other net revenue was primarily driven by higher global travel insurance revenue and domestic car net revenue. Travel insurance revenue increased primarily due to a change in estimate related to the timing of our recognition of this revenue. Historically, we recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. However, in the first quarter of 2010, our travel insurance supplier implemented more timely reporting, and as a result, we are now able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. Travel insurance revenue further increased due to a higher attachment rate, higher average air fares and higher air transaction volume. Domestic car net revenue increased primarily due to higher transaction volume, partially offset by lower average daily rates for car rentals. These increases were offset by a decline in net revenue from our airline hosting business due to the termination of one of our hosting agreements in 2010.

Cost of Revenue

	Nine Months Ended
	September 30,		$	%
	2010	2009	Change	Change
		(in thousands)

Cost of revenue
Customer service costs	$42,469	$38,696	$3,773	10%
Credit card processing fees	34,237	30,441	3,796	12%
Other	37,608	34,071	3,537	10%

Total cost of revenue	$114,314	$103,208	$11,106	11%

The increase in cost of revenue was primarily driven by a $3.8 million increase in customer service costs, a $3.8 million increase in credit card processing costs, a $3.1 million increase in customer refunds and charge-backs and a $2.3 million increase in affiliate commissions, partially offset by a $1.1 million decrease in costs related to our airline hosting business and a $0.8 million decrease in connectivity and processing costs.

Customer service costs increased primarily due to higher customer service staffing levels required to support the higher volume of air transactions we have experienced since eliminating most air booking fees on our domestic websites in April 2009. Our customer service staffing levels were lower in the first nine months of 2009 compared with the first nine months of 2010, as it took us several months to increase staffing levels at our call centers to support the sharply higher transaction volumes we experienced following these fee removals. Customer service costs also increased due to higher call volumes as a result of the travel disruptions caused by the volcano eruption in Iceland in April 2010. The increase in credit card processing costs and customer refunds and charge-backs was primarily due to growth in our merchant hotel gross bookings in the first nine months of 2010. Customer refunds also increased as a result of the volcano eruption. Affiliate commissions increased due to the growth of our private label business. The decrease in costs related to our airline hosting business resulted from the termination of one of our hosting agreements in 2010. Connectivity and processing costs decreased primarily due to more favorable pricing terms with one of our GDS providers.

Selling, General and Administrative

	Nine Months Ended
	September 30,		$	%
	2010	2009	Change	Change
		(in thousands)

Selling, general and administrative
Wages and benefits (a)	$110,832	$119,091	$(8,259)	(7)%
Contract labor (a)	14,181	16,043	(1,862)	(12)%
Network communications, systems maintenance and equipment	18,765	20,333	(1,568)	(8)%
Other	37,487	34,658	2,829	8%

Total selling, general and administrative	$181,265	$190,125	$(8,860)	(5)%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

The decrease in selling, general and administrative expense was primarily driven by an $8.3 million decrease in wages and benefits expense, a $1.9 million decrease in contract labor costs, a $1.6 million decrease in network communications, systems maintenance and equipment costs, a $0.8 million decrease in facilities costs and a $0.8 million decrease in bad debt expense, partially offset by a $3.3 million increase in foreign currency losses and hedging costs and a $1.1 million increase in legal expenses.

Wages and benefits decreased due to lower severance and lower employee incentive compensation expense. Contract labor, network communications, systems maintenance and equipment costs and facilities costs declined due to cost cutting efforts undertaken by us. Legal expenses increased primarily due to accruals established related to certain legal proceedings.

Marketing

Marketing expense decreased $0.4 million for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. The decrease in marketing expense was primarily due to lower offline marketing costs. This decrease was partially offset by higher online marketing costs driven by an increase in transaction volume, offset in part by lower cost per transaction as a result of our ongoing efforts to improve the efficiency of our SEM and travel research spending.

Depreciation and Amortization

Depreciation and amortization increased $5.5 million, or 11%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. The increase in depreciation and amortization was due in part to additional assets placed in service and the acceleration of depreciation on certain assets whose useful lives were shortened during the nine months ended September 30, 2010. This increase was partially offset by lower amortization due to the expiration of the useful lives of certain customer relationship intangible assets during the third quarter of 2010 (see Note 4 — Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements).

Impairment of Other Assets

During the nine months ended September 30, 2010, we recorded a non-cash charge of $1.7 million to impair an asset related to in-kind marketing and promotional support we expected to receive from Northwest Airlines under our Charter Associate Agreement with them. As a result of the completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines was no longer obligated to provide us with in-kind marketing and promotional support after June 1, 2010 (see Note 8 — Unfavorable Contracts of the Notes to Condensed Consolidated Financial Statements). There was no similar impairment charge recorded during the nine months ended September 30, 2009.

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

There was no similar impairment charge recorded during the nine months ended September 30, 2010. Due to the current economic uncertainty and other factors, particularly if the performance of HotelClub deteriorates further, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be impaired in future periods.

Net Interest Expense

Net interest expense decreased by $9.7 million, or 23%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. The decrease in net interest expense was primarily due to a lower effective interest rate on the Term Loan as a result of a floating to fixed interest rate swap maturing on December 31, 2009 and to a lesser extent, lower amounts outstanding on both the Term Loan and the Revolver. During the nine months ended September 30, 2010 and September 30, 2009, non-cash interest expense totaled $11.9 million and $11.8 million, respectively.

Other Income

Other income decreased by $2.1 million, or 99%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 due to a decrease in the net gain on Term Loan repurchases. During the nine months ended September 30, 2010, we recorded a net gain of $0 on the extinguishment of a portion of the Term Loan compared with a $2.2 million gain on extinguishment of a portion of the Term Loan during the nine months ended September 30, 2009 (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

Provision (Benefit) for Income Taxes

We recorded a tax provision of $2.6 million during the nine months ended September 30, 2010 compared with a tax benefit of $1.0 million for the nine months ended September 30, 2009. The provision for income taxes for the nine months ended September 30, 2010 was primarily due to taxes on the net income of certain foreign subsidiaries that had not established a valuation allowance and U.S. state and local income taxes.

The tax benefit recorded for the nine months ended September 30, 2009 was disproportionate to the amount of pre-tax net loss incurred during that period primarily because we were not able to realize any tax benefits on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during the first quarter of 2009. The benefit for income taxes for the nine months ended September 30, 2009 only includes the tax effect of the net income or net loss of those subsidiaries that had not established a valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and borrowings under the Revolver. At September 30, 2010 and December 31, 2009, our cash and cash equivalents balances were $139.1 million and $88.7 million, respectively. We had $60.0 million and $25.8 million of availability under the Revolver at September 30, 2010 and December 31, 2009, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $199.1 million and $114.5 million at September 30, 2010 and December 31, 2009, respectively.

We require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. The majority of these letters of credit have been issued by Travelport on our behalf. At September 30, 2010 and December 31, 2009, there were $67.1 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively, pursuant to the Separation Agreement. In addition, at September 30, 2010 and December 31, 2009, there were the equivalent of $12.5 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

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

Seasonal fluctuations in our business also affect the timing of our cash flows. Gross bookings are generally highest in the first half of the year as customers plan and purchase their spring and summer vacations. As a result, our cash receipts are generally highest in the first half of the year. We generally have net cash outflows during the second half of the year since cash payments to suppliers typically exceed the cash inflows from new merchant reservations. While we expect this seasonal cash flow pattern to continue, changes in our business model could affect the seasonal nature of our cash flows.

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

As of September 30, 2010, we had a working capital deficit of $222.3 million as compared with a deficit of $249.6 million as of December 31, 2009. Over time, we expect to continue to decrease this deficit through growth in our business and generating positive cash flow from operations, which we expect to achieve by increasing our global hotel transactions, continuing to offer new and innovative functionality on our websites, improving our operating efficiency and simplifying the way we do business.

We generated positive cash flow from operations for the years ended December 31, 2007 through 2009 and the nine months ended September 30, 2010, despite experiencing net losses in some of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ended December 31, 2010, we expect our capital expenditures to be between $39.0 million and $42.0 million, most of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We currently believe that cash flow generated from operations, cash on hand and cash available under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations over at least the next twelve months. However, in the future, our liquidity could be reduced as a result of changes in our business model, changes to payment terms or other requirements imposed by suppliers or regulatory agencies, the termination of any major supplier’s participation on our websites, lower than anticipated operating cash flows or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy proceedings, certain jurisdictions’ requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court. The liquidity provided by cash flows from our merchant model gross bookings could be negatively impacted if our merchant model gross bookings decline as a result of economic conditions or other factors or if suppliers or regulatory agencies impose other requirements on us, such as requiring us to provide letters of credit or to establish cash reserves. If as a result of these requirements, we require letters of credit which exceed the availability under the facility provided by Travelport, or if the Travelport facility is no longer available to us, we would be required to issue these letters of credit under the Revolver or to establish cash reserves, which would reduce our available liquidity.

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

Cash Flows

Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)

Beginning cash and cash equivalents	$88,656	$31,193

Cash provided by (used in):
Operating activities	123,649	103,342
Investing activities	(28,022)	(31,444)
Financing activities	(44,098)	16,178
Effect of changes in exchange rates on cash and cash equivalents	(1,119)	2,361

Net increase in cash and cash equivalents	50,410	90,437

Ending cash and cash equivalents	$139,066	$121,630

Operating Activities

Cash provided by operating activities consists of our net income (loss), adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock based compensation and changes in various working capital items, principally accounts receivable, accrued expenses, accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $123.6 million for the nine months ended September 30, 2010 compared with $103.3 million for the nine months ended September 30, 2009. The increase in operating cash flow was mainly due to higher merchant gross bookings in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, a decrease in cash interest payments and the timing of payments related to our marketing spending. This increase was partially offset by the elimination of most air booking fees and the significant reduction of hotel booking fees in April 2009 as well as changes in the timing of payments received from vendors. In addition, during the nine months ended September 30, 2010, we made payments related to employee incentive compensation costs accrued in 2009. There were no such payments made in the nine months ended September 30, 2009. The changes in our other working capital accounts also decreased operating cash flow.

Investing Activities

Cash flow used in investing activities decreased $3.4 million, to $28.0 million for the nine months ended September 30, 2010 from $31.4 million for the nine months ended September 30, 2009 due to lower capital spending.

Financing Activities

Cash flow used in financing activities was $44.1 million for the nine months ended September 30, 2010 compared with cash flow provided by financing activities of $16.2 million for the nine months ended September 30, 2009. This change was primarily due to the repayment of borrowings made under the Revolver, an increase in principal payments made on the Term Loan due to our requirement to make a prepayment from excess cash flow in March 2010 and an increase in cash used to repurchase portions of the Term Loan (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements). The increase in cash flow used in financing activities was partially offset by cash proceeds received, net of issuance costs, from the stock purchase by Travelport in January 2010 (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

Financing Arrangements

On July 25, 2007, concurrent with the IPO, we entered into the Credit Agreement consisting of the Term Loan and the Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At September 30, 2010 and December 31, 2009, $492.0 million and $576.6 million of borrowings were outstanding on the Term Loan, respectively. At September 30, 2010, there were no outstanding borrowings under the Revolver. At December 31, 2009, $42.2 million of borrowings were outstanding under the Revolver, all of which were denominated in U.S. dollars.

In addition, at September 30, 2010 and December 31, 2009, there were the equivalent of $12.5 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

On June 2, 2009, we entered into the Amendment to the Credit Agreement, which permitted us to purchase portions of the outstanding Term Loan on a non-pro rata basis using cash up to $10.0 million and cash proceeds from equity issuances and in exchange for equity interests on or prior to June 2, 2010. Any portion of the Term Loan purchased by us was retired pursuant to the terms of the Amendment. During the nine months ended September 30, 2010, we purchased $63.6 million aggregate principal amount of the Term Loan (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not to exceed a maximum total leverage ratio, each as defined in the Credit Agreement. The minimum fixed charge coverage ratio that we are required to maintain for the remaining term of the Credit Agreement is 1 to 1. The maximum total leverage ratio that we are required not to exceed is 3.5 to 1 and declines to 3 to 1 effective March 31, 2011. As of September 30, 2010, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2009, we made a $21.0 million prepayment on the Term Loan in the first quarter of 2010. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. As a result, we are not required to make any scheduled principal payments on the Term Loan during the remainder of 2010. Based on our current financial projections for the year ending December 31, 2010, we estimate that we will be required to make an $8.1 million prepayment on the Term Loan in the first quarter of 2011. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of September 30, 2010. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of September 30, 2010.

When we were a wholly owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At September 30, 2010 and December 31, 2009, there were $67.1 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Under the Separation Agreement, Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

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

Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. While we cannot estimate our range of loss and believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for reimbursements received of $1.1 million and $0.9 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $4.4 million and $4.0 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As a result, as of September 30, 2010, we had not recognized a reduction to selling, general and administrative expense in our condensed consolidated statements of operations for the outstanding contingent claims for which we have not received reimbursement.

Contractual Obligations

Our contractual obligations as of September 30, 2010 did not materially change from the amounts set forth in our 2009 Annual Report on Form 10-K, except for the following:

	2010
	(remaining
	3 months)	2011	2012	2013	2014	Thereafter	Total
	(in thousands)

Term Loan (a)	$—	$8,101	$—	$—	$483,920	$—	$492,021
Interest (b)	5,249	18,732	15,590	15,434	8,765	—	63,770
Tax sharing liability (c)	4,827	24,544	16,870	17,574	18,145	117,917	199,877
Telecommunications service agreement (d)	—	2,500	2,500	—	—	—	5,000

Total contractual obligations	$10,076	$53,877	$34,960	$33,008	$510,830	$117,917	$760,668

(a)	We are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. The potential amount of prepayments from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of September 30, 2010. As a result, the table above excludes prepayments that could be required from excess cash flow beyond the first quarter of 2011, and the timing of future payments shown in the table above could change.

(b)	Represents estimated interest payments on the variable portion of the Term Loan based on the one-month LIBOR as of September 30, 2010 and fixed interest payments under interest rate swaps.

(c)	We expect to make approximately $199.9 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 7 — Tax Sharing Liability of the Notes to Condensed Consolidated Financial Statements).

(d)	In January 2010, we entered into a three-year telecommunications service agreement, which requires a minimum annual commitment of $2.5 million.

In addition, in January 2010 we repaid the $42.2 million of borrowings that were outstanding under the Revolver as of December 31, 2009. There were no outstanding borrowings under the Revolver at September 30, 2010.

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

Transaction Exposure

We use foreign currency contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by us do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in selling, general and administrative expense in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2010 and December 31, 2009, we had outstanding foreign currency contracts with net notional values equivalent to $198.0 million and $130.4 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at September 30, 2010 and December 31, 2009 was a net translation gain of $3.2 million and a net translation loss of $(3.6) million, respectively. This gain or loss is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income (loss).

Interest Rate Risk

The Term Loan and the Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $300.0 million as of September 30, 2010 to hedge fluctuations in LIBOR (see Note 12 — Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used September 30, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $11.7 million at September 30, 2010 compared with $8.5 million at December 31, 2009. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% change in market rates of interest on interest expense would be $0 and $0.1 million at September 30, 2010 and December 31, 2009, respectively, which represents the effect on annual interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended September 30, 2010, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009 or in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, except as described below.

Litigation Relating to Hotel Occupancy Taxes

St. Louis County, Missouri — On July 12, 2010, the Circuit Court for the County of St. Louis denied the defendant OTCs’ motion to dismiss the Amended Complaint. On September 8, 2010, the court granted the defendants’ motion to reconsider and thereby granted the defendants’ motion to dismiss with prejudice. On

September 30, 2010, the County filed its Notice of Appeal with the Supreme Court of Missouri seeking to reverse the Circuit Court’s ruling on the defendants’ motion for reconsideration.

Columbus, Georgia — On July 13, 2010, Orbitz, LLC and the City of Columbus finalized the settlement agreement that the parties had preliminarily reached on June 8, 2010. On July 14, 2010, the Superior Court of Muscogee County entered an order vacating several prior rulings, including its April 15, 2010 interim order granting the City of Columbus’ Motion for Discovery Sanctions for Orbitz, LLC’s failure to provide discovery and comply with the Court’s discovery.

City of Atlanta, Georgia — On July 22, 2010, the Superior Court of Fulton County granted in part and denied in part the defendant OTCs’ motion for summary judgment. On August 19, 2010, the City of Atlanta filed its Notice of Appeal of the Superior Court’s ruling. On August 20, 2010, Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and certain of the other defendants filed their Notice of Appeal of the Superior Court’s ruling.

City of San Diego, California — On August 4, 2010, the OTCs filed a verified petition in the Superior Court for Los Angeles County for writ of mandate against the City of San Diego and a verified cross-complaint for declaratory relief seeking to overturn the Hearing Officer’s ruling and vacate the assessments issued by the City of San Diego against the OTCs.

Hamilton County, Ohio — On August 23, 2010, the counties of Hamilton, Erie and Cuyahoga, Ohio filed a complaint in the Hamilton County Common Pleas Court against Orbitz, LLC, Orbitz, Inc, Trip Network, Inc. (d/b/a Cheaptickets.com), Internetwork Publishing Corp (d/b/a Lodging.com), Cendant Travel Distribution Services Group and various other OTCs asserting violations Uniform Transient Occupancy Tax Ordinances and the Code of Regulations, unjust enrichment, money had and received, conversion, imposition of constructive trust, breach of contract, declaratory judgment and damages.

City of Anaheim, California — On August 30, 2010, the Superior Court for Los Angeles County granted the OTCs’ Consolidated Demurrer to the City of Anaheim’s First Amended Cross-Complaint.

Leon County Department of Revenue — On September 1, 2010, the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida denied the OTCs’ motion to dismiss the complaint.

County of Genesee, Michigan (purported class action) — On September 13, 2010, the plaintiff Counties moved for partial summary disposition with respect to liability under Count I of their complaint.

Consumer Class Actions

Peluso v. Orbitz.com, Orbitz, LLC (d/b/a Orbitz.com), Orbitz Worldwide, Inc., Orbitz Worldwide Development, LLC, Orbitz Worldwide International, Inc., Orbitz Worldwide, LLC, et al. — On October 1, 2010, a putative consumer class action complaint was filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiff alleges that the defendants overbilled customers for hotel occupancy taxes and sales taxes imposed by the City and State of New York and asserts claims for violation of New York’s deceptive business practices statute, declaratory and injunctive relief, conversion, breach of fiduciary duty, breach of contract and unjust enrichment. On October 7, 2010, the case was consolidated with similar cases that were previously filed against other OTCs. The court has stayed this case pending the outcome of motions to dismiss that were filed by the other OTCs.

Litigation related to Intellectual Property

DDR Holdings, LLC v. Hotels.com, L.P., et al. — On July 20, 2010, the United States Patent and Trademark Office issued Reissue certificates with respect to the two patents at issue in the case. On October 6, 2010, the United States District Court for the Eastern District of Texas (Marshall Division) granted the plaintiff’s motion to reopen the case.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Eighth Amendment, dated as of August 23, 2010, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.
10.2	Ninth Amendment, dated as of September 28, 2010, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.
10.3	Amendment No. 2 to Employment Agreement, effective as of July 17, 2010, by and between Orbitz Worldwide, Inc. and Barnaby Harford.
10.4	Letter Agreement, effective as of August 2, 2010, between Orbitz Worldwide, Inc. and James P. Shaughnessy.
10.5	Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan (amended and restated effective January 1, 2011).
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC

Date: November 8, 2010	By: /s/ Barney Harford Barney Harford President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2010	By: /s/ Marsha C. Williams Marsha C. Williams Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)