Form 10-K
period 2010-12-31
Orbitz Worldwide, Inc.
filed 2011-03-01
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 was approximately $168.9 million based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange for such date.

As of February 22, 2011, 102,360,074 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be held on or about June 1, 2011 (the “2011 Proxy Statement”). The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2010.

Forward-Looking Statements

This Annual Report on Form 10-K and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements contained in this report include, but are not limited to, statements relating to: the potential impact of improvements in the general economy and the travel industry on our business; our ability to distribute American Airlines tickets in the future; our ability to gain market share in international markets, including the global hotel marketplace; our ability to increase our brand awareness; our expectations of future air capacity and fares; our expectations for future average daily rates for hotel and car bookings; and our expectation for international growth rates for online travel sales.

Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including, but not limited to, changes in airline distribution policies and our ability to negotiate alternative ticket distribution arrangements with the airlines pursuant to such policy changes, competition in the travel industry, our level of indebtedness, economic conditions, consolidation among our major suppliers, regulatory changes, factors affecting the level of travel activity, particularly air travel volume, maintenance and protection of our information technology and intellectual property, the outcome of pending litigation, risks associated with doing business in multiple currencies, trends in the travel industry, and general economic and business conditions, as well as the factors described in Item 1A, “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Annual Report on Form 10-K.

The use of the words “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I

Item 1.	Business.

General Description of Our Business

We are a leading global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network and Orbitz for Business in the United States; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

History

Orbitz, Inc. (“Orbitz”) was formed in early 2000 by American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the “Founding Airlines”). In November 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), whose online travel distribution businesses included the HotelClub and CheapTickets brands. In February 2005, Cendant acquired ebookers Limited, an international online travel brand which currently has operations in 12 countries throughout Europe (“ebookers”).

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

At December 31, 2010 and December 31, 2009, there were 102,342,860 and 83,831,561 shares of our common stock outstanding, respectively, of which approximately 56% and 57% were beneficially owned by Travelport and investment funds that own and/or control Travelport’s ultimate parent company, respectively.

Brand Portfolio

Our brand portfolio is comprised of Orbitz, CheapTickets, The Away Network, Orbitz for Business, ebookers and HotelClub.

Orbitz

Orbitz (www.orbitz.com) is one of the leading U.S. online travel websites. Orbitz is a full-service online travel company that offers customers the ability to search for and book a broad range of travel products and services, including air travel, hotels, car rentals, cruises, travel insurance and destination services, from suppliers worldwide. These travel products and services can be booked on a stand-alone basis or as part of a vacation package, which includes different combinations of travel products. Customers can also book travel products on Orbitz from their mobile devices as a result of our launch of native applications for the iPhone and Android and a mobile website (m.orbitz.com).

Orbitz delivers a compelling value proposition to its customers with Orbitz Price Assurancesm. Through Orbitz Price Assurancesm, if the price drops for an airline ticket or hotel stay booked on Orbitz and another customer subsequently books the same airline ticket or hotel stay on Orbitz for a lower price, we will automatically send the customer a cash refund for the difference up to $250 for airline tickets and up to

$500 for hotel stays. Additionally, in 2009, Orbitz eliminated booking fees on most flights, significantly reduced booking fees on hotels and removed its hotel change and cancellation fees. Orbitz also features Total Price hotel search results, making it the only major online travel company that shows base rate, taxes and fees, and total price per night upfront on the initial search results page, improving the price transparency for consumers searching for hotels. Orbitz also has an innovative customer care platform known as OrbitzTLC, which offers an array of proactive care services to travelers.

CheapTickets

CheapTickets (www.cheaptickets.com) is a leading U.S. travel website that focuses on value-conscious customers. CheapTickets offers customers the ability to search for and book a broad range of travel products and services, including air travel, hotels, car rentals, cruises, travel insurance and destination services, from suppliers worldwide on a stand-alone basis or as part of a vacation package. CheapTickets also offers value-oriented promotions such as Cheap of the Week®, which provides customers with special travel offers on a weekly basis.

The Away Network

The Away Network is a series of travel content websites that include Away.com (www.away.com), Trip.com (www.trip.com), AdventureFinder (www.adventurefinder.com), GORP.com (www.gorp.com) and Lodging.com (www.lodging.com). The Away Network helps travelers choose their next vacation destination and plan their trip by offering ideas and recommendations customized to their specific travel interests, such as adventure, family or romance trips. Supported by advertising sales and sponsorships, The Away Network provides a blend of professionally-edited articles, features, micro-sites and consumer-driven reviews. These websites also provide search capabilities for users who want to find travel choices online as well as contact information for a number of leading tour operators.

Orbitz for Business

Orbitz for Business (www.orbitzforbusiness.com) offers a complete portfolio of travel products and services that help corporate customers plan, search and book business travel. Orbitz for Business leverages and customizes our technology platform for corporate travelers. In addition to its leading technology, Orbitz for Business delivers full service, cost effective travel products and travel management solutions, including 24/7/365 customer support and expense reporting and policy management tools.

ebookers

ebookers (www.ebookers.com) is a leading pan-European online travel agency that offers customers the ability to search for and book a broad range of travel products and services through websites in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, the Netherlands, Norway, Sweden, Switzerland and the U.K. Customers can book travel products and services, including airline tickets, hotel rooms, car rentals and travel insurance, on a stand-alone basis or as part of a vacation package. ebookers also offers customers the ability to book a full range of travel products over the telephone through our call centers and from their mobile phones through a mobile website (m.ebookers.com).

HotelClub

HotelClub (www.hotelclub.com) is a hotel-only website that offers customers the opportunity to book hotel stays in 140 countries. Customers can book hotel stays in over 90 countries through our Asia Hotels website (www.asiahotels.com). RatesToGo (www.ratestogo.com) offers customers the opportunity to book hotel stays at last-minute discounts up to four weeks in advance. On this website, customers can book hotel stays in nearly 100 countries. HotelClub and RatesToGo offer services on their websites in fifteen languages, including Simplified Chinese, Traditional Chinese, Dutch, English, French, German, Italian, Japanese, Korean, Polish, Portuguese, Russian, Spanish, Swedish and Thai.

Private Label

We offer third parties, such as airlines and hotel partners, a full range of private label solutions. We license our technology and business services to these partners, and using our technology, these partners are able to provide a wide range of travel products on their websites under their own brands. We pay commissions to our third party partners based on the revenue generated by their websites.

Other Businesses

Hosting Business

We host and manage websites on behalf of third parties. We earn revenue from our hosting business through license or fee arrangements.

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

Merchant Model

Our merchant model provides customers the ability to book air travel, hotels, car rentals, destination services and vacation packages. Hotel transactions comprise the majority of our merchant bookings. We generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. We may, depending upon the brand and the product, earn revenue by charging our customers a service fee for booking their travel reservation. Generally, our net revenue per transaction is higher under the merchant model compared with the retail model due to our ability to negotiate net rates with suppliers. Customers generally pay us for reservations at the time of booking, and we pay our suppliers at a later date, which is generally when the customer uses the reservation, except in the case of merchant air which may occur prior to the consumption date. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. The timing difference between when the cash is collected from our customers and when payments are made to our suppliers improves our operating cash flow and represents a source of liquidity for us.

We recognize net revenue under the merchant model when we have no further obligations to the customer. For merchant air transactions, this is at the time of booking. For merchant hotel transactions and merchant car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively. The timing of revenue recognition is different for merchant air travel because our primary service to the customer is fulfilled at the time of booking. In the merchant model, we do not take on credit risk with the customer, however we are subject to charge-backs and fraud risk which we monitor closely; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

When customers assemble vacation packages, we may offer the customer the ability to book a combination of travel products that use both the merchant model and the retail model. Vacation packages allow us to make products available to our customers at prices that are generally lower than booking each travel product separately. Our net revenue per transaction is generally higher for vacation packages than for travel products booked separately.

Retail Model

Our retail model provides customers the ability to book air travel, hotels, car rentals and cruises. Air transactions comprise the majority of our retail bookings. Under the retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. We generally receive these commissions from suppliers after the customer uses the travel reservation. We may, depending upon the brand and the product, earn revenue by charging customers a service fee for booking their travel reservation. Generally, our net revenue per transaction is lower under the retail model compared with the merchant model. However, airline tickets booked under the retail model contribute substantially to our overall gross bookings and net revenue due to the high volume of airline tickets booked on our websites. We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and we have no further obligations to the customer. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively, net of an allowance for cancelled reservations. In the retail model, we do not take on credit risk with the customer; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

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

Our global hotel services team is responsible for negotiating agreements that provide us access to the inventory of independent hotels, chains and hotel management companies. As part of our efforts to drive global hotel transaction growth, we have increased the number of hotel market managers on our global hotel services team, particularly in Asia Pacific and Europe. With this additional staff in place, we have signed a substantial number of new direct hotel contracts, which provide us with higher margins, better hotel content and increased promotional opportunities.

For additional information on our supplier relationships, refer to the “Company Strategy — Supply” section below.

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

Galileo and Worldspan are subsidiaries of Travelport, and we have an agreement with Travelport that covers the GDS services provided by both Galileo and Worldspan. This agreement contains volume requirements for the number of segments that we must process through Galileo and Worldspan and requires us to make shortfall payments if we do not process the required minimum number of segments for a given year. As a result, a significant portion of our GDS services are provided by Travelport GDSs. For the year ended December 31, 2010, we recognized $113.3 million of incentive revenue for segments processed through Galileo and Worldspan, which accounted for more than 10% of our total net revenue.

Operations and Technology

Systems Infrastructure and Web and Database Servers

We use SAVVIS co-location services in the United States to host our systems infrastructure and web and database servers for Orbitz, CheapTickets, The Away Network, Orbitz for Business and ebookers. The majority of our hardware and other equipment is located at the SAVVIS facility. SAVVIS provides data center management services as well as emergency hands-on support. In addition, we have our own dedicated staff on-site at the facility. If SAVVIS was unable, for any reason, to support our primary web hosting facility, we have a secondary facility through Verizon Business, which is also located in the United States.

We use Global Switch services in the United Kingdom to host our systems infrastructure and web and database servers for ebookers legacy systems and for HotelClub. The arrangement with Global Switch is similar to the arrangement described above with SAVVIS.

Systems Platform

Our systems platform enables us to deconstruct the segment feeds from our GDS partners for air flight searches and then reassemble these segments for cost-effective and flexible multi-leg itineraries. We also have the ability to connect to and book air travel directly on certain airlines’ internal reservation systems through our supplier link technology. Our easy-to-use Matrix display allows customers to simultaneously view these various travel options so that they can select the price and supplier that best meet their travel needs. In addition, our vacation packaging technology enables travelers to view multiple combinations of airlines, hotels and other travel products and allows them to assemble a customized vacation package that is generally less expensive than booking each travel product separately.

We have technology operations teams dedicated to ensuring that our websites operate efficiently. These teams monitor our websites as well as the performance and availability of our third party service providers and coordinate major releases of new functionality on our websites. We have product development teams focused on creating new and improving existing website functionality. These teams also developed and implemented our technology platform that currently supports our ebookers websites and the hotel booking path of our domestic leisure websites. We are in the process of migrating the rest of our domestic leisure booking paths and HotelClub onto this platform.

Customer Support

Our customer support platform includes OrbitzTLC, a proactive customer care service for our travelers. Our OrbitzTLC team is based in Chicago, Illinois, and monitors Federal Aviation Administration, National Weather Service and other data to send customers real-time updates on information that may affect their travel plans. Our customer support platform also includes customer self service, chat, email and call center services to provide our customers with multiple options to enhance the travel experience. We utilize intelligent voice routing and intelligent call management technology to connect customers with the appropriate agent who can best assist them with their particular needs. We utilize third party vendors domestically and internationally to manage these call centers and customer service centers.

Fraud Prevention System

We have an internally-developed fraud prevention system that we believe enables us to detect fraudulent bookings efficiently. The system automates many functions and prioritizes suspicious transactions for review by fraud analysts within our fraud prevention team.

Marketing

We utilize a combination of online and traditional offline marketing. Our sales and marketing efforts primarily focus on increasing brand awareness and driving visitors to our websites. Our long-term success will depend on our ability to continue to increase the overall number of booked transactions in a cost-effective manner.

We use various forms of online marketing to drive traffic to our websites, including search engine marketing (“SEM”), display advertising, affiliate programs and email marketing. We also generate traffic and transactions from certain travel research websites and meta-search travel websites. We continue to pursue strategies to improve our online marketing efficiency. These strategies include increasing the amount of traffic coming to our websites through search engine optimization (“SEO”) and customer relationship management (“CRM”) and improving the efficiency of our SEM and travel research spending. We also use traditional broadcast advertising to focus on brand differentiation and to emphasize distinct features of our businesses that we believe are valuable to our customers.

We have a dedicated marketing team that focuses on generating leads and building relationships with corporate travel managers. Our Orbitz for Business sales team includes experienced corporate travel managers who are qualified to assist organizations in choosing between the variety of corporate booking products that we offer.

Intellectual Property

We regard our technology and other intellectual property, including our brands, as a critical part of our business. We protect our intellectual property rights through a combination of copyright, trademark and patent laws and trade secret and confidentiality procedures. We have a number of trademarks, service marks and trade names that are registered or for which we have pending registration applications or common law rights. These include Orbitz, Orbitz Matrix, Flex Search, OrbitzTLC, OrbitzTLC Mobile Access, the Orbitz design and the stylized “O.” We have eight issued U.S. patents. Four patents relate to a system and method for receiving and loading fare and schedule data that allows us to search for air fares. These patents are scheduled to expire on December 11, 2021, April 1, 2022, November 10, 2024 and May 9, 2022, respectively. One patent relates to a method of searching for travel products from multiple suppliers and creating vacation packages. This patent is scheduled to expire on April 18, 2020. One patent relates to a system and method for gathering and analyzing data related to travel conditions and generating and sending a message explaining the travel conditions to one or more travelers. This patent is scheduled to expire on May 10, 2023. One patent relates to a system and method of creating a matrix display having neighborhood categories with interactive maps displayed. This patent is scheduled to expire on January 23, 2026. One patent relates to an air travel booking system which provides the ability to book itineraries directly with the air carriers and having the ability to book itineraries through a GDS. This patent is scheduled to expire on May 12, 2025. At December 31, 2010, we had nine pending patent applications in the United States. Through these patent applications, we are seeking patent rights in several areas of our online travel services technology. These areas include technology related to our system for searching using multiple data providers, our system for synchronizing passenger name and record data, our supplier link and related booking technology, our system for searching for itineraries based on flexible travel dates, our system for enabling a user to book travel via a guest registration, our system for replicating data and changes between databases and our system for automatically determining travel product price rebates.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement by us of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, we may have to initiate lawsuits in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could consume a significant amount of financial resources or management time. It could also invalidate or impair our intellectual rights, or result in significant damages or onerous license terms and restrictions for us. We may even lose our right to use certain intellectual property or business processes. These outcomes could materially harm our business. See Item 3, “Legal Proceedings.”

At the time of the IPO, we entered into a Master License Agreement with Travelport, which grants Travelport licenses to use certain of our intellectual property going forward, including:

•	our supplier link technology;

•	portions of ebookers’ booking, search and vacation packaging technologies;

•	certain of our products and online booking tools for corporate travel;

•	portions of our private label vacation packaging technology; and

•	our extranet supplier connectivity functionality.

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

Information about Segments and Geographic Areas

We operate and manage our business as a single operating segment. For geographic related information, see Note 19 — Segment Information of the Notes to Consolidated Financial Statements.

Industry Conditions

General

The worldwide travel industry is a large and dynamic industry that has been characterized by rapid and significant change. The global economy experienced a prolonged recession during late 2008 and throughout 2009 that significantly impacted the travel industry. Although the economy appears to have stabilized or slightly improved, there is still uncertainty surrounding the timing and sustainability of a recovery. As a result, we have limited visibility into when travel industry fundamentals will fully recover.

We compete in various geographic markets, with our primary markets being the United States, Europe and Asia Pacific. Within the United States, the most mature of the global travel markets, the growth rate of online travel bookings has slowed due to both the maturity of the market and the weak economy. According to PhoCusWright, an independent travel, tourism and hospitality research firm, the online travel booking penetration rate in the United States reached 54% in 2010. We are one of the market leaders within the United States due to the strength of our air business, which we are leveraging to gain market share in the global hotel marketplace. Internationally, the European and Asia Pacific markets are characterized by their high level of fragmentation, particularly in the hotel industry. Both the European and Asia Pacific markets continue to benefit from increases in internet usage rates and growing acceptance of online booking, which has partially offset the negative effects of the weak economy. In Europe, we had historically lacked scale relative to our competitors. Since that time, we have improved our scale and are now positioned to aggressively compete in the European market. Growth in the Asia Pacific market is a primary focus for us, as it represents a region with significant growth opportunity where our competition is not as entrenched. According to PhoCusWright, the online travel booking penetration rates for Europe and Asia Pacific were 37% and 21%, respectively for 2010.

Competition

The general market for travel products and services is highly competitive. The online travel industry generally has low barriers to entry and competitors can launch new websites at a relatively low cost. Our current competitors include online travel companies, traditional offline travel companies, suppliers, travel research companies, search engines and meta-search companies. In addition, we compete internationally with smaller regional operators. The companies that we compete with include the following:

•	Among online travel companies, our major competitors primarily include expedia.com, hotels.com, hotwire.com and venere.com, which are owned by Expedia, Inc.; travelocity.com and lastminute.com, which are owned by Sabre Holdings Corporation; priceline.com, booking.com and agoda.com, which are owned by priceline.com Incorporated; opodo.com, which is owned by Amadeus; rakuten.com, which is owned by Rakuten, Inc.; and wotif.com and asiawebdirect.com, which are owned by Wotif.com Holdings Limited.

•	In the offline travel company category, our largest competitors include companies such as Liberty Travel, Inc., American Express Travel Related Services Company, Inc., Thomas Cook Group PLC and TUI Travel PLC.

•	We compete with suppliers, such as airlines, hotel and rental car companies, many of which have their own branded websites and toll-free numbers through which they generate business.

•	We compete with travel research companies such as TripAdvisor LLC and Travelzoo Inc., through which consumers can access content such as user-generated travel reviews. Travel research companies also send customers to the websites of suppliers and our direct competitors.

•	We compete with search engines including Google, Bing, Yahoo! and AOL and meta-search companies such as Kayak. Search and meta-search websites are capable of sending consumers to the websites of suppliers and our direct competitors.

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

Company Strategy

Our mission is to become one of the world’s three primary hotel distribution platforms. Specifically, we organize our activities into three functional areas: demand, supply and retail.

Demand

We seek to generate demand through both business-to-consumer and business-to-business channels. Our goal is to further increase brand awareness and loyalty so that consumers come directly to our websites to book their travel. For example, in July 2010, we launched a new offline marketing campaign for Orbitz.com to reinforce our hotel value proposition. Our new brand message, “When You Orbitz, You Know,” highlights the information, tools and resources that we make available to help customers make informed decisions when it comes to booking a hotel, as well as the benefits of Orbitz Hotel Price Assurance. In addition, in January

2011, ebookers launched a new advertising campaign across all of its 12 country websites to reinforce its “Book easier, travel happier” value proposition.

We are also focused on further optimizing SEM spending to drive consumers to our websites in a cost effective manner. We are actively pursuing strategies to increase the amount of traffic coming to our websites through SEO, CRM, our private label channel and Orbitz for Business.

Supply

We work with our suppliers to provide our customers with a broad and deep range of highly competitive travel products and services on our websites. For hotels, we are focused on offering our customers the ability to book the most relevant hotels at the most competitive prices. To do this, we are focused on improving our infrastructure to ensure we have appropriate connectivity with our suppliers, sophisticated sort order algorithms and robust promotional capabilities. We have a global hotel services team that works closely with chains and independent hotels to increase the number of properties that participate on our websites and works with hotels to ensure that our customers have access to their best available prices.

For airlines, we have long-standing and, we believe, generally good relationships with our suppliers. However, globally, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution by taking actions such as pursuing direct connect strategies, limiting forward distribution of their fares to meta-search providers, such as Kayak, and limiting the extent to which certain fare classes may be used in the construction of multi-carrier itineraries. For example, in November 2010, American Airlines (“AA”) terminated its participation on our Orbitz.com and Orbitz for Business websites effective December 2010 in pursuit of a direct connect relationship. For the year ended December 31, 2010, the net revenue associated with AA tickets booked on our Orbitz.com and Orbitz for Business sites, including ancillary revenue from associated hotels, car rentals, travel insurance and destination services revenue, represented approximately 5 percent of our total net revenue. We have access to hundreds of airlines globally, and in the near term we believe that a portion of the AA ticket volume should be replaced by other airline suppliers offered on our websites, and that we should still continue to earn a portion of the associated ancillary revenue. We continue to seek a long-term arrangement with AA to distribute its tickets on our Orbitz.com and Orbitz for Business sites. In the long term, to the extent we are unable to reach an acceptable commercial arrangement with AA and AA does not participate on our websites for a sustained period of time, our business, financial condition and results of operations will be negatively impacted, although it is uncertain to what extent. If other airlines pursue such strategies, the net revenue we earn from air travel and other ancillary travel products could reduce significantly. We will continue to work with our suppliers, including AA, to provide our customers with a highly competitive product offering.

Retail

We are focused on ways to improve our ability to convert website visitors into customers. We are enhancing the customer shopping experience on our websites by developing new tools and technologies to help users research options, by improving the quality of the hotel content we make available (such as editorial descriptions, photographs, virtual tours and user-generated reviews) and by developing systems and technologies that will allow us to provide customers with more personalized and relevant search results. For example, in the third quarter 2010, we completed the migration of the hotel booking path for our domestic leisure websites to our global technology platform, and we are in the process of migrating the rest of our domestic leisure booking paths and HotelClub to this platform. We believe this technology platform, which is already being used by our ebookers websites, provides meaningful improvements to both the speed and customer shopping experience on our websites and enables us to deliver innovation to our customers more quickly. We are also focused on our mobile offerings, both in terms of enhancing our existing offerings and launching new mobile applications. For example, in 2010, Orbitz launched native applications for the iPhone® and Androidtm mobile devices and a mobile website (m.orbitz.com), and ebookers launched a mobile website (m.ebookers.com).

Employees

As of February 22, 2011, we had approximately 1,400 full-time employees, more than half of whom were based in the United States and the remaining were based primarily in Australia and the United Kingdom. We believe we have a good relationship with our employees. We outsource some of our technology support, development and customer service functions to third parties. Additionally, we utilize independent contractors to supplement our workforce.

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

Executive Officers of the Registrant

Barney Harford, age 39, has served as our Chief Executive Officer and also as a director and a member of the executive committee of our board of directors since January 2009. Prior to joining the Company in January 2009, Mr. Harford served in a variety of roles at Expedia, Inc. from 1999 to 2006. From 2004 to 2006, he served as President of Expedia Asia Pacific. Prior to 2004, Mr. Harford served as Senior Vice President of Air, Car & Private Label and led Expedia’s corporate development, strategic planning and investor relations functions. He joined Expedia in 1999 as a product planner. Mr. Harford currently serves on the board of directors of GlobalEnglish Corporation, LiquidPlanner, Inc. and Orange Hotel Group. He previously served on the board of directors of eLong, Inc., an online travel company, from 2004 to 2008 and served as chairman of the board of directors from July 2006 to March 2007. He holds an MBA from INSEAD and an MA degree in Natural Sciences from Clare College, Cambridge University.

Samuel M. Fulton, age 40, has served as Senior Vice President, Retail, responsible for the onsite consumer experience for our Orbitz and CheapTickets websites since April 2010. Mr. Fulton also has responsibility for information architecture, design and the Away Network. Prior to his current role, Mr. Fulton held several key positions within the Company including Group Vice President of Product Management and Vice President and General Manager of Transportation, which was comprised of air, car, cruise and travel insurance for Orbitz and CheapTickets. Mr. Fulton has also held positions in business strategy, product management, supplier services and business development since joining the Company in late 2002. Prior to joining the Company, Mr. Fulton worked for Budget Rent A Car as the Director of Travel Industry Sales focusing on preferred travel agency relationships. Mr. Fulton has a BS degree in Finance and Marketing from the University of Denver.

Russell C. Hammer, age 54, has served as Senior Vice President, Chief Financial Officer, since joining the Company in January 2011. From January 2008 to December 2010, Mr. Hammer served as Chief Financial Officer, Senior Vice President — Finance and Treasurer of Crocs, Inc. Prior to joining Crocs, Mr. Hammer worked for Motorola, Inc. from August 1998 to August 2007, serving in a variety of senior executive positions including: Chief Financial Officer and Corporate Vice President of the Connected Home Solutions Business; Chief Audit Officer; Chief Financial Officer of the Asia Cellular Subscriber Business; and Chief Financial Officer of the Global Subscriber Paging Business. Mr. Hammer has an MBA from DePaul University and a BS degree in Finance from the University of Illinois at Urbana-Champaign.

Roger Liew, age 38, has served as Senior Vice President, Chief Technology Officer, since November 2010. Mr. Liew was Vice President of Technology of the Company and Group Manager of the Intelligent Marketplace Group from July 2009 to November 2010 and previously served as Vice President of Technology of Orbitz, LLC from May 2000 to May 2004. Prior to his return to the Company in July 2009, Mr. Liew served as Chief Technology Officer of Milestro, a leisure, travel and tourism company, from May 2008 to December 2008 and Chief Technology Officer of G2 Switchworks, a startup in the travel technology space, from May 2004 to April 2008, when it was acquired by Travelport. Prior to joining Orbitz, LLC, Mr. Liew worked as a lead developer for Neoglyphics Media Corporation and as a software engineer for Motorola’s Cellular Subscriber Group. Mr. Liew studied Mathematics and Computer Science at the University of Chicago.

Michael J. Nelson, age 44, has served as President, Partner Services Group, responsible for partner services and customer operations on a global basis since July 2009. Prior to his current role, Mr. Nelson served as our Chief Operating Officer, and prior to becoming Chief Operating Officer in 2007, Mr. Nelson had been responsible for managing our international operations, which at the time included ebookers, Flairview (now known as HotelClub) and Travelbag, an offline travel subsidiary. Mr. Nelson joined the Company in 2001, and his diverse operating experience within the Company includes supplier relations, revenue management, finance, product management and project management. Prior to joining the Company, Mr. Nelson spent 10 years in finance and marketing at: Deluxe Corporation from 1998 to 2001, Diageo/Pillsbury from 1993 to 1998 and Arthur Andersen from 1989 to 1992. Mr. Nelson has an MBA from the University of Minnesota and a BS degree in Accounting from the University of Minnesota.

Christopher K. Orton, age 37, has served as Senior Vice President, Chief Marketing Officer, since July 2010. Mr. Orton’s responsibilities include management of all online and offline marketing, CRM and email activities. Prior to joining the Company, Mr. Orton worked for eBay, Inc. from June 2003 to June 2010 and held various positions in data warehousing and internet marketing. Most recently, Mr. Orton was Senior Director of Internet Marketing at eBay, responsible for its paid search, shopping comparison, search engine optimization, affiliates and display marketing channels. Prior to joining eBay, he spent eight years doing CRM and ERP consulting at Kana Software, PricewaterhouseCoopers and Andersen Consulting (Accenture). Mr. Orton has an MBA from the University of California, Berkeley and a BA degree in Economics and International Relations from the University of California, Davis.

James P. Shaughnessy, age 56, has served as Senior Vice President, Chief Administrative Officer and General Counsel, responsible for managing the Company’s legal and government affairs departments as well as the Company’s shared services, including corporate communications, human resources and security and compliance since joining the Company in June 2007. Prior to joining the Company, Mr. Shaughnessy was Senior Vice President & General Counsel of Lenovo Group Ltd., which he joined in July 2005. Mr. Shaughnessy’s prior experience includes service as Senior Vice President, General Counsel and Secretary of PeopleSoft, Inc. and in senior legal positions with Hewlett-Packard, Compaq and Digital Equipment Corporation. Prior to joining Digital, Mr. Shaughnessy worked with the Congloeum group of companies and was in private practice in Washington, D.C. Mr. Shaughnessy received a BS degree from Northern Michigan University and a JD and an MPP from the University of Michigan.

Tamer Tamar, age 36, has served as President of ebookers since July 2009. Previously, Mr. Tamar served as Vice President of Europe and Middle East (EMEA) distribution for Expedia from February 2008 to July 2009. From 2004 to 2008, Mr. Tamar served in a variety of roles at Expedia, including managing Expedia’s EMEA car businesses, leading the strategy and corporate development function for the EMEA region, and heading up the Expedia UK business. Prior to joining Expedia, Mr. Tamar worked as a Management Consultant for A.T. Kearney in Chicago and London. Mr. Tamar holds an MBA from MIT and a BA in Mathematics and Economics from Franklin & Marshall College.

Item 1A.	Risk Factors.

Travelport’s controlling holders control us and may have strategic interests that differ from ours or our other shareholders.

Currently, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially own approximately 56% of our outstanding common stock and therefore, indirectly control us. As a result of this ownership, Travelport’s controlling holders are entitled to nominate and elect all of our directors and own sufficient shares to determine the outcome of any actions requiring the approval of our stockholders, including adopting most amendments to our certificate of incorporation and approving or rejecting proposed mergers, significant new investments or divestments or sales of all or substantially all of our assets.

The interests of Travelport’s controlling holders may differ from those of our public shareholders in material respects. Travelport’s controlling holders and their affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or our suppliers or customers or businesses on which we are substantially dependent, such as the Travelport GDSs. In an effort to increase its revenues and improve its overall profitability, Travelport could seek to change the terms of its commercial relationships with its GDS customers, including us. Because we are limited in our ability to pursue alternative GDS options or direct connections with suppliers during the term of our GDS agreement with Travelport, any such actions by Travelport could make us a less attractive distribution channel to our suppliers, who could attempt to terminate or renegotiate their agreements with us, and could place us at a competitive disadvantage relative to other online travel companies. See “We are dependent on Travelport for our GDS services” below. In addition, Travelport’s customers, many of which are also major suppliers to us, have previously sought and may in the future seek to exert commercial leverage over us in an effort to obtain concessions from Travelport, which could negatively affect our access to travel offerings and adversely affect our business and results of operations.

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

Jeff Clarke serves as Chairman of our Board of Directors, while retaining his role as President, Chief Executive Officer and Director of Travelport. The fact that Mr. Clarke holds positions with both Travelport and us could create, or appear to create, potential conflicts of interest for him when he faces decisions that may affect both Travelport and us. In addition, Mr. Paul C. Schorr IV, who is a senior advisor to The Blackstone Group, Mr. Martin J. Brand, who is a managing director at The Blackstone Group and Mr. William J.G. Griffith, who is a general partner of TCV, currently serve on the board of directors of Travelport and serve on our board of directors. The fact that Mr. Schorr, Mr. Brand and Mr. Griffith hold positions with their respective entities, Travelport and us, could create, or appear to create, potential conflicts of interest when they face decisions that may affect two or more of these entities. In addition, Ms. Jill A. Greenthal, who is a senior advisor in the Private Equity Group of The Blackstone Group, currently serves on our board of directors. Affiliates of The Blackstone Group exercise control over Travelport’s ultimate parent company and therefore, the fact that Ms. Greenthal holds a position with The Blackstone Group could create, or appear to create, a potential conflict of interest when she faces decisions that affect both Travelport and us.

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

Our certificate of incorporation provides Travelport with a greater degree of control and influence in the operation of our business and the management of our affairs than is typically available to a stockholder of a publicly-traded company. Until Travelport ceases to beneficially own shares entitled to 33% or more of the votes entitled to be cast by the holders of our then outstanding common stock, the prior consent of Travelport is required for:

•	any consolidation or merger of us or any of our subsidiaries with any person, other than a subsidiary;

•	any sale, lease, exchange or other disposition or any acquisition or investment, other than certain permitted investments, by us, other than transactions between us and our subsidiaries, or any series of related dispositions or acquisitions, except for those for which we give Travelport at least 15 days prior written notice and which involve consideration not in excess of $15.0 million in fair market value, except (1) any disposition of cash equivalents or investment grade securities or obsolete or worn out equipment and (2) the lease, assignment or sublease of any real or personal property, in each case, in the ordinary course of business;

•	any change in our authorized capital stock or our creation of any class or series of capital stock;

•	the issuance or sale by us or one of our subsidiaries of any equity securities or equity derivative securities or the adoption of any equity incentive plan, except for (1) the issuance of equity securities by us or one of our subsidiaries to Travelport or to another restricted subsidiary of Travelport and (2) the issuance by us of equity securities under our equity incentive plans in an amount not to exceed $15.0 million per year in fair market value annually;

•	the amendment of various provisions of our certificate of incorporation and bylaws;

•	the declaration of dividends on any class of our capital stock;

•	the authorization of any series of preferred stock;

•	the creation, incurrence, assumption or guaranty by us or any of our subsidiaries of any indebtedness for borrowed money, except for (1) up to $675.0 million of indebtedness at any one time outstanding under our credit agreement and (2) up to $25.0 million of other indebtedness so long as we give Travelport at least 15 days prior written notice of the incurrence thereof;

•	the creation, existence or effectiveness of any consensual encumbrance or consensual restriction by us or any of our subsidiaries on (1) payment of dividends or other distributions, (2) payment of indebtedness, (3) the making of loans or advances and (4) the sale, lease or transfer of any properties or assets, in each case, to Travelport or any of its restricted subsidiaries;

•	any change in the number of directors on our board of directors, the establishment of any committee of the board, the determination of the members of the board or any committee of the board, and the filling of newly created memberships and vacancies on the board or any committee of the board; and

•	any transactions with affiliates of Travelport involving aggregate payments or consideration in excess of $10.0 million, except (1) transactions between or among Travelport or any of its restricted subsidiaries, including us; (2) the payment of reasonable and customary fees paid to, and indemnities provided for the benefit of, officers, directors, employees or consultants of Travelport, any of its direct or indirect parent companies or any of its restricted subsidiaries, including us; (3) any agreement as in effect on the date of the consummation of this offering; and (4) investments by The Blackstone Group and certain of its affiliates in our or our subsidiaries’ securities so long as (i) the investment is being offered generally to other investors on the same or more favorable terms and (ii) the investment constitutes less than 5% of the proposed or outstanding issue amount of such class of securities.

These restrictions could prevent us from being able to pursue transactions or relationships that would otherwise be in the best interests of our stockholders. These restrictions could also limit stockholder value by preventing a change of control that our stockholders might consider favorable.

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

Furthermore, our GDS service agreement with Travelport permits us to pursue direct connect relationships with new or existing suppliers during the term of the agreement, which expires on December 31, 2014, if the Travelport GDSs do not have material content or if there is a material economic difference between the cost of obtaining supplier content from the Travelport GDSs relative to a direct connect relationship. If we pursue a direct connect relationship and Travelport disputes our ability to do so under our GDS service agreement, we may become involved in a potentially costly and uncertain litigation dispute with Travelport. These contractual obligations may reduce our flexibility to implement changes to our business in response to changing economic conditions, industry trends, or technological developments. As a result, the limitations imposed by the GDS service agreement could place us at a competitive disadvantage and negatively impact our business and results of operations, particularly in the current economic environment where our suppliers are under increased pressure to reduce their overall distribution costs.

We rely on Travelport to issue letters of credit on our behalf under its credit facility.

As of December 31, 2010, there were $72.3 million of outstanding letters of credit issued by Travelport on our behalf. Under the Separation Agreement, as amended, Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined therein) own at least 50% of our voting stock. If we do not have a separate letter of credit facility in place in the event Travelport is no longer obligated to issue letters of credit on our behalf, or if we exceed the $75.0 million limitation or if we require letters of credit denominated in foreign currencies, we would be required to issue letters of credit under our revolving credit facility or to establish cash reserves, which could significantly reduce our liquidity and cash available to grow our business. As of December 31, 2010, we had the equivalent of $12.4 million of outstanding letters of credit issued under our revolving credit facility, which were denominated in Pounds Sterling.

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

We are party to a Master License Agreement with Travelport that governs each of our and Travelport’s rights to use certain of the other’s intellectual property. The master license agreement permits Travelport and its affiliates to use and, in some cases, to sublicense to third parties certain of our intellectual property, including:

•	our supplier link technology;

•	portions of ebookers’ booking, search and vacation package technologies;

•	certain of our products and online booking tools for corporate travel;

•	portions of our private label vacation package technology; and

•	our extranet supplier connectivity functionality.

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

We rely significantly on our relationships with hotels, airlines and other suppliers and travel partners. Adverse changes in any of these relationships, or the inability to enter into new relationships, could negatively impact the availability and competitiveness of travel products offered on our websites. Our arrangements with suppliers and other travel partners may not remain in effect on current or similar terms, and the net impact of future pricing or revenue sharing options may adversely impact our revenue. For example, our suppliers and other travel partners could attempt to terminate or renegotiate their agreements with us on more favorable terms to them, which could reduce the revenue we generate from those agreements. The significant reduction by any of our major suppliers or travel partners in their business with our companies for a sustained period of time or their complete withdrawal of doing business with us could have a material adverse effect on our business, financial condition and results of operations.

Certain airlines may terminate their agreements with us for any reason or no reason prior to the scheduled expiration date upon thirty days’ prior notice. Globally, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution by taking actions such as pursuing direct connect strategies, limiting forward distribution of their fares to meta-search providers, such as Kayak, and limiting the extent to which certain fare classes may be used in the construction of multi-carrier itineraries. For example, in November 2010, American Airlines (“AA”) terminated its participation on our Orbitz.com and Orbitz for Business websites effective December 2010 in pursuit of a direct connect relationship. In 2010, the net revenue associated with AA tickets booked on our Orbitz.com and Orbitz for Business sites, including ancillary revenue from associated hotels, car rentals, travel insurance and destination services revenue, represented approximately 5 percent of our total net revenue. In January 2011, Expedia stopped selling AA tickets on its Expedia.com and Hotwire.com websites, Sabre Holding Corp. terminated its distribution contract with AA, and Priceline and AA announced a direct connect agreement. These recent developments have disrupted the travel industry and may have significant implications for both airlines and OTCs, including potentially forcing us and our competitors to change our business models.

Our GDS service agreement with Travelport permits us to pursue direct connect relationships with new or existing suppliers during the term of the agreement, which expires on December 31, 2014, if the Travelport GDSs do not have material content or if there is a material economic difference between the cost of obtaining supplier content from the Travelport GDSs relative to a direct connect relationship. If we pursue a direct connect relationship and Travelport disputes our ability to do so under our GDS service agreement, we may become involved in a potentially costly and uncertain litigation dispute with Travelport. Any restrictions under our GDS service agreement may place us at a competitive disadvantage relative to our other online travel companies who are establishing such relationships with airlines. If we cannot reach a new agreement with AA or if other airlines pursue a similar distribution strategy, it could reduce our access to air inventory; reduce our compensation; create additional operating expenses related to the development, implementation and maintenance of the necessary technology systems to direct connect; increase the frequency or duration of system problems; and/or delay other projects.

We are also subject to minimum segment volume thresholds and may be subject to shortfall payments to Travelport if we fail to process a certain percentage of segments through the GDSs. However, we are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDS, including segments processed through a permitted direct connect relationship under certain circumstances discussed above.

Our liquidity has been, and may continue to be, negatively impacted.

The weak and volatile conditions in the global financial markets and financial sector caused a substantial deterioration in the capital markets in late 2008 and early 2009. We experienced the negative effects of this instability when Lehman Commercial Paper Inc. (“LCPI”) filed for bankruptcy in October 2008. LCPI held a $12.5 million commitment under our revolving credit facility, and its bankruptcy effectively reduced the total availability under our revolving credit facility from $85.0 million to $72.5 million. In the last half of 2009, the capital markets improved and in January 2010, PAR Investment Partners, L.P. (“PAR”) exchanged $49.6 million aggregate principal amount of term loans outstanding under our senior secured credit agreement for 8,141,402 shares of our common stock, and Travelport concurrently purchased 9,025,271 shares of our common stock for $50.0 million in cash, which has improved our overall liquidity. However, in the future, our liquidity could be reduced as a result of the termination of any major supplier’s participation on our websites, such as AA, changes in our business model, changes to payment terms or other requirements imposed by suppliers or regulatory agencies, such as requiring us to provide letters of credit or other forms of financial security or increases in such requirements, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in legal proceedings, including in the case of hotel occupancy proceedings, certain jurisdictions’ requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court, or our inability to recover defense costs. The liquidity provided by cash flows from our merchant model gross bookings could be negatively impacted if our merchant model gross bookings decline as a result of economic conditions or other factors.

If in the future, we require more liquidity than is available to us under our revolving credit facility, or we are unable to refinance or extend our revolving credit facility by its maturity date in July 2013, or we are unable to refinance or repay our term loan by its July 2014 maturity date, we cannot be certain that funding would be available to us or be available on attractive or acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to take advantage of potential business opportunities or respond to competitive pressures, which in turn could have a material adverse impact on our results of operations and liquidity.

We have a significant amount of indebtedness, which could limit the manner in which we operate our business.

As of December 31, 2010, we had approximately $492.0 million of outstanding borrowings under our senior secured credit agreement. Our substantial level of indebtedness could result in the following:

•	it may impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	it may reduce the funds available to us for purposes such as potential acquisitions and capital expenditures because we are required to use a portion of our cash flows from operations to make debt service payments;

•	it may put us at a competitive disadvantage because we have a higher level of indebtedness than some of our competitors and may reduce our flexibility in planning for, or responding to, changing conditions in the economy or our industry, including increased competition; and

•	it may make us more vulnerable to general economic downturns and adverse developments in our business.

The credit agreement requires us to maintain a minimum fixed charge coverage ratio and not to exceed a maximum total leverage ratio, which declines through March 31, 2011. If we fail to comply with these covenants and we are unable to obtain a waiver or amendment, our lenders could accelerate the maturity of all amounts outstanding under our term loan and revolving credit facility and could proceed against the collateral securing this indebtedness. If this were to occur, there is no assurance that alternative financing would be available to us or at favorable terms.

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

Our revenue is derived from the travel industry and a prolonged substantial decrease in travel volume, particularly air travel, as well as other industry trends, have historically and may in the future adversely affect our business, financial condition and results of operations.

Our revenue is derived from the worldwide travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel volume, and is therefore significantly impacted by declines in or disruptions to travel in the United States, Europe and the Asia Pacific region due to factors entirely outside of our control. For example, the deterioration of the capital markets and related financial crisis in the second half of 2008 negatively impacted consumer spending patterns, including spending on travel, thereby reducing demand for our products and decreasing our revenue. While we have recently seen improvements in the economy, the timing and sustainability of a recovery is uncertain. If economic conditions do not continue to improve, or worsen, our results of operations and financial condition could be materially adversely impacted. Additional factors that affect our revenue include:

•	general economic conditions;

•	global security issues, political instability, acts or threats of terrorism, hostilities or war and other political issues that could adversely affect travel volume in our key regions;

•	epidemics or pandemics;

•	natural disasters, such as hurricanes, volcanic eruptions and earthquakes;

•	the financial condition of suppliers, including the airline and hotel industry, and the impact of their financial condition on the cost and availability of air travel and hotel rooms;

•	changes in airline distribution policies;

•	changes to regulations governing the airline and travel industry;

•	fuel prices;

•	work stoppages or labor unrest at any of the major airlines or airports;

•	increased airport security that could reduce the convenience of air travel;

•	travelers’ perceptions of the occurrence of travel related accidents or the scope, severity and timing of the other factors described above; and

•	changes in occupancy and room rates achieved by hotels.

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

In the past several years, several major airlines have filed for bankruptcy protection, recently exited bankruptcy, discussed publicly the risks of bankruptcy or have merged with other airlines. In addition, the economic downturn severely impacted the automobile industry, including car rental companies. We depend on a relatively small number of airlines for a significant portion of our net revenue. Our car net revenue is also generated from a relatively small number of car rental companies. As a result of this dependence, our business and results of operations could be adversely affected if the financial condition of one or more of the major airlines or car rental companies were to deteriorate or in the event of supplier consolidation in either of these industries. For example, a consolidation of one or more of the major airlines, such as the merger of United Air Lines, Inc. and Continental Airlines, Inc. and the pending merger of Southwest Airlines Co. (“Southwest”) and AirTran Airways, could result in capacity reductions, a reduction in the number of airline tickets available for booking on our website and increased air fares, which may have a negative impact on demand for travel products.

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

Suppliers have increasingly focused on distributing their products through their own websites. Some airlines, such as Southwest, have historically only distributed their tickets through their own websites and do not use third-party distributors. Delta Air Lines, Inc. recently eliminated sales of airline tickets through several third-party distributors, limited forward distribution of their fares to meta-search providers, such as Kayak, and limited the extent to which certain fare classes may be used in the construction of multi-carrier itineraries, all in an attempt to drive customers to book directly on its website. Suppliers may offer advantages for customers to book directly, such as member-only fares, bonus miles or loyalty points, which could make their offerings more attractive to customers. Certain online travel companies, including us, reduced or eliminated domestic booking fees on retail airline tickets and hotel stays and removed certain change and cancellation fees. Our results of operations could be negatively affected if competitive dynamics in the industry caused us to further reduce or eliminate the service fees we charge our customers. If we are unable to implement changes to our business in an effort to absorb the impact of the reduction or elimination of these fees or are unable to increase revenue from other sources, our business, financial condition and results of operations would suffer.

Search and meta-search sites have also grown in popularity and may drive more traffic directly to the websites of suppliers or competitors. Google appears to have increased its focus on appealing to travel customers through its launch of Google Places and its pending acquisition of ITA Software. If one or more large search engines, such as Google, pursues a meta-search model, customers could visit search sites instead of ours, and we may be required to pay for traffic that otherwise would have been free. In addition, Google’s efforts around Google Places could lead to it favoring Google Places or a favored partner over and above our pages, which could undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all.

In addition, we currently license our search functionality, QPX Software, from ITA Software, Inc. The pending acquisition of ITA Software, Inc. by Google, if completed, could result in ITA developing new software or other products in the future that it may not make available to us, which could put us at a competitive disadvantage.

Certain of our international subsidiaries have a history of significant operating losses, and our inability to improve their scale and profitability could adversely affect our business and results of operations.

We have historically incurred significant operating losses at our international subsidiaries and may continue to experience operating losses in the future, particularly since we expect to continue to incur high levels of marketing and other expenses in order to expand our international operations. As a result, we have made, and may continue to make, significant investments in our international operations by using a portion of the cash flow generated from our domestic operations or making borrowings under our revolving credit facility. There can be no assurance that our international subsidiaries will be profitable in the future or that any profits generated by them will be sufficient to recover our investments in them.

The profitability of our international subsidiaries depends to a large extent on the scale of their operations. If we fail to achieve the desired scale, we may not be able to effectively compete in the global marketplace and our business and results of operations may be adversely affected.

Our international operations are subject to additional risks not encountered when doing business in the United States, including foreign exchange risk, and our exposure to these risks will increase as we expand our international operations.

With employees in over 25 countries outside the United States, we generated 24% of our net revenue for the year ended December 31, 2010 from our international operations. We are subject to certain risks as a result of having international operations and from having operations in multiple countries generally, including:

•	difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management infrastructure in various countries;

•	differences and unexpected changes in regulatory requirements and exposure to local economic conditions;

•	limits on our ability to enforce our intellectual property rights and increased risk of piracy;

•	preference of local populations for local providers;

•	restrictions on the repatriation of non-U.S. investments and earnings back to the United States, including withholding taxes imposed by certain foreign jurisdictions;

•	diminished ability to legally enforce our contractual rights; and

•	currency exchange rate fluctuations.

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

In addition, we rely on a group of business process outsourcing companies located in various countries to provide us with call center and telesales services, back office administrative services such as ticketing fulfillment, hotel rate loading and quality control and information technology services, as well as financial services. Any interruption in these third-party services could have a material adverse effect on us.

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

We are involved in various legal proceedings, including, but not limited to, actions relating to intellectual property, in particular patent infringement claims against us, tax matters, employment law and other negligence, breach of contract and fraud claims, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions may be both time consuming and expensive. If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. In addition, historically, our insurers have reimbursed us for a significant portion of costs we incurred to defend the hotel occupancy tax cases. If in the future these costs are reimbursed at a lower rate, or not at all, our results of operations could be adversely impacted.

We may not be effectively protecting our intellectual property, which would allow competitors to duplicate our products and services. This could make it more difficult for us to compete with them.

Our success and ability to compete depend, in part, upon our technology and other intellectual property, including our brands. Among our significant assets are our software and other proprietary information and intellectual property rights. We rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. However, we have a limited number of patents, and our software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some jurisdictions provide less protection for our proprietary rights than the laws of the United States. We have granted Travelport an exclusive license to our supplier link technology, including our patents related to that technology. Under the exclusive license, Travelport has the first right to enforce those patents, and so we will only be able to bring actions to enforce those patents if Travelport declines to do so. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations, and the legal remedies available to us may not adequately compensate us for the damages caused by unauthorized use.

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

New sales, use, occupancy or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Such enactments could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties and/or interest for past amounts deemed to be due. In addition, our revenue may decline because we may have to charge more for our products and services.

New, changed, modified or newly interpreted or applied tax laws could also increase our compliance, operating and other costs, as well as the costs of our products or services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

At December 31, 2010 and December 31, 2009, we also had a $37.0 million long-term asset included in our consolidated balance sheets related to amounts due to us from Cendant (now Avis Budget Group, Inc.) for a portion of the tax sharing liability with the Founding Airlines. Cendant is obligated to pay us this amount when it receives the tax benefit. If we were, in the future, to determine that all or a portion of this amount is not collectable, the portion of the asset that was no longer deemed collectable would be charged to expense in our consolidated statements of operations.

We and others in the online travel industry are currently subject to various lawsuits related to hotel occupancy tax in numerous jurisdictions in the United States, and other jurisdictions may be considering similar lawsuits. An adverse ruling in the existing hotel occupancy tax cases could require us to pay tax retroactively and prospectively, and possibly penalties, interest and/or fees. We have also been contacted by several municipalities or other taxing bodies concerning our possible obligation with respect to local hotel occupancy or related taxes, and certain municipalities have begun audit proceedings and some have issued assessments against us. If we are found to be subject to the hotel occupancy tax ordinance by a taxing authority and we appeal the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court. The proliferation of new hotel occupancy tax cases or audit proceedings could result in substantial additional defense costs. These events could also adversely impact our business and financial performance. See Item 3, “Legal Proceedings”.

Our businesses are highly regulated, and any failure to comply with such regulations or any changes in such regulations could adversely affect us.

We operate in a highly regulated industry both in the United States and internationally. Our business, financial condition and results of operations could be adversely affected by unfavorable changes in or the enactment of new laws, rules and regulations applicable to us, which could decrease demand for our products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, these regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations. In addition, the various regulatory regimes to which we are subject may conflict so that compliance with the regulatory requirements in one jurisdiction may create regulatory issues in another.

Our business is subject to laws and regulations relating to our revenue generating and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel services are subject to regulation and laws governing the offer of travel products and services, including laws requiring us to register as a “seller of travel” in various jurisdictions and to comply with certain disclosure requirements. As an OTC that offers customers the ability to book air travel in the United States, we are also subject to regulation by the Department of Transportation, which has authority to enforce economic regulations and may assess civil penalties or challenge our operating authority.

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

We incur substantial expense to protect against and remedy security breaches and their consequences. However, our security measures may not prevent security breaches. We may be unsuccessful in implementing our remediation plan to address these potential exposures. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal proprietary information or cause significant interruptions in our operations. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the demand for our products and services.

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

Our corporate headquarters are located in leased office space in Chicago, Illinois. We also lease office space for our ebookers brand portfolio in various countries, including the United Kingdom, Finland, France, Germany, Ireland, the Netherlands, Sweden and Switzerland. In addition, we lease office space for our HotelClub brand portfolio, primarily in Sydney, Australia. We believe that our existing facilities are adequate to meet our current requirements and that additional space will be available as needed to accommodate any further expansion of our business.

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

Litigation Relating to Hotel Occupancy Taxes

Orbitz Worldwide, Inc. and certain of its subsidiaries and affiliates, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), Travelport Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.), and Internetwork Publishing Corp. (d/b/a Lodging.com), are parties to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business model. Some of the cases are purported class actions, and most of the cases were brought simultaneously against other online travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinance. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

City or County Filing	Date Litigation
Litigation	Instituted	Court Where Litigation is Pending

City of Los Angeles, California*	December 30, 2004	Superior Court for the State of California, County of Los Angeles
City of Findlay, Ohio	October 25, 2005	United States Court of Appeals for the Sixth Circuit
City of Chicago, Illinois	November 1, 2005	Circuit Court of Cook County, Illinois
City of Rome, Georgia*	November 18, 2005	United States District Court for the Northern District of Georgia
City of San Diego, California	February 9, 2006	Superior Court for the State of California, County of Los Angeles
Case was coordinated with the City of Los Angeles case (above) on July 12, 2006
Orange County, Florida	March 13, 2006	Ninth Judicial Circuit in and for Orange County, Florida
City of Atlanta, Georgia	March 29, 2006	Supreme Court of Georgia
City of San Antonio, Texas**	May 8, 2006	United States District Court for the Western District of Texas
Cities of Columbus and Dayton, Ohio	August 8, 2006	United States Court of Appeals for the Sixth Circuit
Case was consolidated with the City of Findlay case (above) on November 6, 2007
County of Nassau, New York*	October 24, 2006	United States District Court for the Eastern District of New York
Wake County, North Carolina	November 3, 2006	General Court of Justice, Superior Court Division, Wake County, North Carolina
City of Branson, Missouri	December 18, 2006	Circuit Court of Greene County, Missouri
Dare County, North Carolina	January 26, 2007	General Court of Justice, Superior Court Division, Dare County, North Carolina
Case was coordinated with the Wake County case (above) on April 4, 2007
Buncombe County, North Carolina	February 1, 2007	General Court of Justice, Superior Court Division, Buncombe County, North Carolina Case was coordinated with the Wake County case (above) on April 4, 2007
Horry County, South Carolina	February 2, 2007	Court of Common Pleas, Horry County, South Carolina
City of Myrtle Beach, South Carolina	February 2, 2007	Court of Common Pleas, Horry County, South Carolina
City of Houston, Texas	March 5, 2007	Court of Appeals for the Fourteenth District of Texas-Houston
City of Gallup, New Mexico**	July 6, 2007	United States District Court for the District of New Mexico
Mecklenburg County, North Carolina	January 10, 2008	General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina

City or County Filing	Date Litigation
Litigation	Instituted	Court Where Litigation is Pending

Case was coordinated with the Wake County case (above) on February 19, 2008
City of Goodlettsville, Tennessee*	June 2, 2008	United States District Court for the Middle District of Tennessee
Township of Lyndhurst, New Jersey*	June 18, 2008	United States Court of Appeals for the Third Circuit
City of Jacksonville, Florida*	July 1, 2008	Fourth Judicial Circuit for Duval County, Florida
City of Baltimore, Maryland	December 10, 2008	United States District Court for the District of Maryland
City of Bowling Green, Kentucky	March 10, 2009	Commonwealth of Kentucky, Court of Appeals
County of Genesee, Michigan	April 16, 2009	Circuit Court for the County of Ingham, Michigan
St. Louis County, Missouri	July 6, 2009	Supreme Court of Missouri
Village of Rosemont, Illinois	July 24, 2009	Circuit Court of Cook County, Illinois
Palm Beach, Florida	July 30, 2009	Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida
Jefferson County, Arkansas	September 25, 2009	Circuit Court of Jefferson County, Arkansas
Leon County, Florida	November 5, 2009	Circuit Court of the Second Judicial Circuit in and for Leon County, Florida
Birmingham, Alabama	December 11, 2009	Circuit Court of Jefferson County, Alabama
Leon County, Florida	December 14, 2009	Circuit Court of the Second Judicial Circuit in and for Leon County, Florida
County of Lawrence, Pennsylvania*	January 14, 2010	Commonwealth Court of Pennsylvania
Town of Hilton Head, South Carolina	April 2, 2010	Court of Common Pleas, Fourteenth Judicial Circuit
Baltimore County, Maryland	May 3, 2010	United States District Court for the District of Maryland
Santa Monica, California	June 25, 2010	Superior Court for the State of California, County of Los Angeles
Hamilton County, Ohio	August 23, 2010	United States District Court for the Northern District of Ohio
State of Oklahoma	November 2, 2010	District Court of Oklahoma County
Montana Department of Revenue	November 8, 2010	Montana First Judicial District, Louis and Clark County
Montgomery County, Maryland	December 21, 2010	United States District Court for the District of Maryland

*	Indicates purported class action filed on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

**	Indicates court certified class action on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

The following legal proceedings relating to hotel occupancy taxes previously reported by us were dismissed since October 1, 2010:

On October 21, 2010, the South Carolina Cities of Charleston, Mt. Pleasant, and N. Myrtle Beach executed a settlement agreement in which they agreed to dismiss their pending lawsuits against the defendant Internet travel companies.

On October 25, 2010, the Court of Common Pleas of Lawrence County, Pennsylvania sustained the preliminary objections of defendant Internet travel companies and dismissed the Lawrence County, Pennsylvania’s amended complaint without prejudice.

On November 18, 2010, the District Court for the Northern District of Ohio granted defendant Internet travel companies’ motion for summary judgment on the Cities of Findlay, Columbus and Dayton, Ohio’s complaints.

On December 16, 2010, the Superior Court of California for Los Angeles County issued a peremptory writ of mandamus remanding the proceedings and directing the City of Anaheim, California’s hearing officer to withdraw his February 6, 2009 decision ruling that the OTCs are the “operators” of hotels, and thus, liable for transient occupancy tax on the amount each received as payment for its online travel related services.

On January 6, 2011, the United States District Court for the Southern District of Florida approved the settlement agreement in the Monroe County, Florida case.

On January 12, 2011, the United States District Court for the Middle District of Florida following notice of the parties settlement of the case, dismissed the Brevard County, Florida’s complaint.

In addition, the following other material developments in the legal proceedings relating to hotel occupancy taxes occurred during the quarter ended December 31, 2010:

On October 7, 2010, the District Court for the District of New Mexico denied the City of Gallup, New Mexico’s motion for reconsideration of denial of the City’s amended motion for partial summary judgment.

On November 2, 2010, the State of Oklahoma filed a Complaint in the District Court of Oklahoma County against Travelport, Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.), Cheaptickets, Inc., Trip Network, Inc., Orbitz, Inc., and Orbitz, LLC seeking declaratory judgment, right of action for sales tax owed, and injunctive relief.

On November 8, 2010, the Montana Department of Revenue filed a Complaint in Montana First Judicial District Court, Lewis and Clark County against Travelport, Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.), Cheaptickets, Inc., Trip Network, Inc., Orbitz, Inc., and Orbitz, LLC seeking declaratory relief, injunctive relief, violation of the Lodging Facility Use Tax Statute, the Lodging Facility Sales and Use Tax Statute, and the Rental Vehicle Sales and Use Tax, conversion, unjust enrichment, imposition of a constructive trust and damages.

On November 22, 2010, Lawrence County, Pennsylvania filed its notice of appeal of the Court of Common Pleas’ October 25, 2010 Order dismissing the County’s Complaint.

On December 1, 2010, the Cities of Findlay, Columbus and Dayton, Ohio filed their notice of appeal to the U.S. Court of Appeal for the Sixth Circuit from the final judgments entered by the District Court for the Northern District of Ohio on November 18, 2010.

On December 21, 2010, Montgomery County, Maryland filed a Complaint in U.S. District Court for the District of Maryland against Travelport, Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.), Cheaptickets, Inc., Trip Network, Inc., Orbitz, Inc., and Orbitz, LLC seeking declaratory relief, injunctive relief, violation of the Montgomery County’s Transient Occupancy Tax Code, conversion, unjust enrichment, assumpsit, imposition of a constructive trust and damages.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the Louisiana Department of Revenue; the New Mexico Taxation and Revenue Department; the Wyoming Department of Revenue; the Colorado Department of Revenue; the Montana Department of Revenue; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Colorado Springs and Steamboat Springs, Colorado; St. Louis, Missouri; and the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against the Company, individually ranging from $0 to approximately $40.9 million, and totaling approximately $68.3 million.

Certain assessments made in these audit proceedings are administratively final and subject to judicial review. The following is a list of lawsuits brought by the Company challenging such final assessments:

In Re Transient Occupancy Tax Cases, Coordination Proceeding No. 4472 (Superior Court of the State of California for the County of Los Angeles).

City of Anaheim

On February 1, 2010, the Superior Court for the County of Los Angeles, California granted Defendants’ writ of mandate finding the City’s ordinance does not impose a transient occupancy tax based on the retail price of hotel rooms rented by or through the Defendants and setting aside the Hearing Officer’s decision to the contrary. On April 7, 2010, the Superior Court for the County of Los Angeles, California denied Plaintiff’s motion for reconsideration of the Court’s February 1, 2010 Order. On August 30, 2010, the Superior Court for the County of Los Angeles, California granted the OTCs’ Consolidated Demurrer to the City of Anaheim’s First Amended Cross-Complaint. On December 16, 2010, the Superior Court for the County of Los Angeles, California issued a peremptory writ of mandamus remanding the proceedings to the City’s hearing officer directing him to withdraw his February 6, 2009 decision ruling that the OTCs are “operators” of hotels, and thus, liable for transient occupancy tax on the amount each received as payment for its online travel related services. The Superior Court also dismissed with prejudice the City’s causes of action for preliminary and permanent injunction, conversion, violation of California Civil Code § 2223, violation of California Civil Code § 2224, imposition of a constructive trust, breach of fiduciary duty, fraudulent concealment, money had and received, and unjust enrichment.

City of San Francisco

On May 14, 2010, Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. filed a Complaint for Tax Refund and Declaratory Relief against the City and County of San Francisco seeking a tax refund and declaratory relief.

City of San Diego

On August 4, 2010, Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. filed a verified petition for writ of mandate against the City of San Diego seeking a tax refund and abetment of the assessments.

Orbitz, LLC v. Broward County, Florida, Case No. 2009 CA 000126 (Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida). On February 24, 2010, the District Court for the Middle District of Florida granted in part and denied in part the OTCs’ motion to dismiss the County’s cross complaint. The Court dismissed Count II (unjust enrichment), Count III (conversion), and Count IV (permanent injunction).

Orbitz, LLC v. Indiana Department of Revenue, Cause No. 49T10-0903-TA-00010 (Indiana Tax Court)

Orbitz, LLC v. Miami-Dade, Florida, Case No. 2009 CA 4977 (Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida)

Orbitz, LLC v. Osceola, Florida, (Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida). On January 24, 2011, Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. filed a Complaint for Tax Refund against the County of Osceola, Florida seeking a tax refund and abetment of the assessments.

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

We intend to defend vigorously against the claims described above. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We cannot estimate our range of loss, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “OWW.” The following table sets forth the high and low sales prices for our common stock for each of the periods presented:

	2010		2009
	High	Low	High	Low

Fourth Quarter	$7.01	$4.87	$8.11	$4.66
Third Quarter	$6.66	$3.56	$6.76	$1.74
Second Quarter	$7.59	$3.77	$2.75	$1.25
First Quarter	$7.86	$5.73	$4.39	$1.10

Holders

As of February 22, 2011, there were approximately 51 holders of record of our common stock. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of stockholders is higher than the number of registered stockholders of record.

Dividends

We did not declare or pay any cash dividends on our common stock during the years ended December 31, 2010 or December 31, 2009, and we do not intend to in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, may require the consent of Travelport and will depend on several factors, including our financial condition, results of operations, capital requirements, restrictions contained in existing and future financing instruments and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to shares of our common stock that may be issued under our equity compensation plans.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in First Column)

Equity compensation plans approved by security holders	3,738,833	$5.28	6,131,563
Equity compensation plans not approved by security holders	—	—	—

Total	3,738,833	$5.28	6,131,563

Performance Graph

The following graph shows the total shareholder return through December 31, 2010 of an investment of $100 in cash on July 20, 2007 (which is the first date that our common stock began trading on the NYSE) for our common stock and an investment of $100 in cash on July 20, 2007 for (i) the S&P MidCap 400 Index and (ii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN
Among Orbitz Worldwide, Inc., the S&P Midcap 400 Index
and the RDG Internet Composite Index

Item 6.	Selected Financial Data.

The selected financial data presented in the table below is derived from our audited consolidated financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Prior to the completion of the initial public offering (“IPO”) of shares of our common stock in July 2007, we had not operated as an independent stand-alone company. As a result, our consolidated financial statements have been carved out of the historical financial statements of Cendant for the period prior to the Blackstone Acquisition and out of the historical financial statements of Travelport for the period subsequent to the Blackstone Acquisition. In connection with the Blackstone Acquisition, the carrying values of our assets and liabilities were revised to reflect their fair values as of August 23, 2006, based upon an allocation of the overall purchase price of Travelport to the underlying net assets of the various Travelport affiliates acquired. Selected financial data is presented below on a “Successor” basis (reflecting Travelport’s ownership of us) and “Predecessor” basis (reflecting Cendant’s ownership of us) and has been separated by a vertical line to identify these different bases of accounting.

Our historical consolidated financial statements do not reflect what our financial position, results of operations and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of Cendant in the Predecessor periods and Travelport in the Successor periods.

SELECTED FINANCIAL DATA
(in millions, except share and per share data)

					Period from	Period from
					August 23,	January 1,
					2006 to	2006 to	Year Ended
	Years Ended December 31,				December 31,	August 22,	December 31,
	2010	2009	2008	2007	2006	2006	2006 (a)
	Successor	Successor	Successor	Successor	Successor	Predecessor	Combined
Statements of operations data:
Net revenue	$757	$738	$870	$859	$242	$510	$752
Cost and expenses
Cost of revenue	154	138	163	157	38	75	113
Selling, general and administrative	244	257	272	301	112	191	303
Marketing	217	215	310	302	89	188	277
Depreciation and amortization	73	69	66	57	18	37	55
Impairment of goodwill and intangible assets	70	332	297	—	—	122	122
Impairment of property and equipment and other assets	11	—	—	—	—	—	—

Total operating expenses	769	1,011	1,108	817	257	613	870

Operating (loss) income	(12)	(273)	(238)	42	(15)	(103)	(118)
Other (expense) income
Net interest expense	(44)	(57)	(63)	(83)	(9)	(18)	(27)
Other income	—	2	—	—	—	1	1

Total other expense	(44)	(55)	(63)	(83)	(9)	(17)	(26)
Loss before income taxes	(56)	(328)	(301)	(41)	(24)	(120)	(144)
Provision (benefit) for income taxes	2	9	(2)	43	1	1	2

Net loss	(58)	(337)	(299)	(84)	(25)	(121)	(146)
Less: Net income attributable to noncontrolling interest	—	—	—	(1)	—	—	—

Net loss attributable to Orbitz Worldwide, Inc.	$(58)	$(337)	$(299)	$(85)	$(25)	$(121)	$(146)

				Period from
	Years Ended			July 18, 2007 to
	December 31,			December 31,
	2010	2009	2008	2007

Net loss attributable to Orbitz Worldwide, Inc. common shareholders	$(58)	$(337)	$(299)	$(42)

Net loss per share attributable to Orbitz Worldwide, Inc. common shareholders — basic and diluted:
Net loss per share attributable to Orbitz Worldwide, Inc. common shareholders(b)	$(0.58)	$(4.01)	$(3.58)	$(0.51)

Weighted-average shares outstanding	101,269,274	84,073,593	83,342,333	81,600,478

Cash dividends declared per common share	$—	$—	$—	$—

	As of December 31,
	2010	2009	2008	2007	2006
	Successor	Successor	Successor	Successor	Successor

Balance sheet data:
Cash and cash equivalents	$97	$89	$31	$25	$18
Working capital (deficit)(c)	(234)	(250)	(258)	(301)	(283)
Total assets	1,217	1,294	1,590	1,925	2,061
Total long-term debt	472	598	608	594	—
Total shareholders’ equity/invested equity	190	130	438	738	1,267

(a)	The combined results of the Successor and the Predecessor for the periods in 2006 are not necessarily comparable due to the change in basis of accounting resulting from the Blackstone Acquisition and the associated change in capital structure. The presentation of the results for the year ended December 31, 2006 on this combined basis does not comply with generally accepted accounting principles in the United States (“GAAP”); however, we believe that this provides useful information to assess the relative performance of our businesses in the periods presented in the financial statements on an ongoing basis. The captions included within our consolidated statements of operations that are materially impacted by the change in basis of accounting primarily include net revenue, depreciation and amortization and impairment of goodwill and intangible assets.

(b)	Net loss per share may not recalculate due to rounding.

(c)	Defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

General

We are a leading global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network and Orbitz for Business in the United States; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours. Our mission is to become one of the world’s three primary hotel distribution platforms. See Item 1, “Business — Company Strategy” for a discussion of our strategic initiatives.

We generate revenue primarily from the booking of travel products and services on our websites. We provide customers the ability to book travel products and services on both a stand-alone basis and as part of a vacation package, primarily through our merchant and retail business models. Under the merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Under the retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. Under both the merchant and retail models, we may, depending upon the brand and the product, earn revenue by charging our customers a service fee for booking their travel reservation. We also earn revenue in the form of an incentive payment for air, car and hotel segments that are processed through a global distribution system (“GDS”).

We generate revenue through display advertising, performance-based advertising and other marketing programs available on our websites. In addition, we generate revenue through our private label channel for the travel booked on third-party websites. We in turn pay commissions to our private label partners based on the revenue generated by their websites. We also have an airline hosting business which earns revenue through licensing or fee arrangements.

Industry Trends

The recession significantly impacted the travel industry during late 2008 and throughout 2009. Although the economy appeared to have stabilized or slightly improved during 2010, there is still uncertainty surrounding the timing and sustainability of a recovery. As a result, we have limited visibility into when travel industry fundamentals will fully recover.

In late 2008 and throughout 2009, occupancy rates and average daily rates for hotel rooms (“ADRs”) declined globally in response to lower demand for hotel rooms. Fundamentals in the U.S. hotel industry have since begun to improve. In 2010, we saw a year-over-year increase in ADRs for hotel rooms booked on our domestic websites. And, in December 2010, we saw ADRs for hotel rooms surpass 2008 levels for the first time since the recession began. Hotel occupancy rates have also begun to improve. Although higher ADRs increase the net revenue that OTCs earn on hotel bookings, leisure travel demand could be lower as a result. In addition, hotels are less likely to make promotional inventory available for booking on OTCs websites in periods of higher occupancy. Based on recent trends, we expect domestic ADRs and occupancy rates will further increase in 2011. We have also seen fundamentals improve in the European and Asia Pacific hotel markets, with both occupancy levels and hotel ADRs rising in 2010.

In 2009, in response to lower demand for air travel, certain domestic and international airlines reduced ticket prices to drive volume and significantly reduced their capacity. In 2010, airlines added only limited amounts of capacity back into their fleets. There are early signs that airlines will continue to add some capacity in 2011, albeit at disciplined rates. Further consolidation in the airline industry could put additional pressure on capacity and on the number of airline tickets available for booking on OTCs’ websites.

In 2010, air fares increased significantly over 2009 levels in response to improved demand, particularly for corporate travel. While air fares moderated in late 2010, we expect upward pressure on air fares in 2011 as a result of rising fuel costs and continued capacity constraints. In general, OTCs benefit from low air fares because lower fares encourage leisure travel, which represents the majority of our bookings. Our air net revenue is primarily driven by the number of tickets we sell rather than ticket prices.

In 2009, we, along with other OTCs, removed domestic booking fees on most, if not all, flights and reduced booking fees on hotels. The removal of air booking fees significantly reduced the net revenue that OTCs generate from airline tickets. However, these fee cuts resulted in a significant increase in airline tickets sold through OTCs during the last three quarters of 2009 and the first quarter of 2010. As a result of the anniversary in early April 2010 of the air booking fee removals on our domestic websites, our air transaction growth rate has slowed. The higher air fare environment also contributed to this slowdown.

Globally, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution by taking actions such as pursuing direct connect strategies, limiting forward distribution of their fares to meta-search providers, such as Kayak, and limiting the extent to which certain fare classes may be used in the construction of multi-carrier itineraries. For example, in November 2010, American Airlines (“AA”) terminated its participation on our Orbitz.com and Orbitz for Business websites effective December 2010 in pursuit of a direct connect relationship. In January 2011, Expedia stopped selling AA tickets on its Expedia.com and Hotwire.com websites, Sabre Holding Corp. terminated its distribution contract with AA, and Priceline and AA announced a direct connect agreement. The net revenue associated with AA tickets booked on our Orbitz.com and Orbitz for Business sites, including ancillary revenue from hotels, car rentals, travel insurance and destination services, represented approximately 5 percent of our total net revenue in 2010. If other airlines pursue such strategies, the net revenue we earn from air travel and other ancillary travel products could reduce significantly. In addition, as certain supply agreements renew and as airlines and GDSs renegotiate their agreements in 2011, the net revenue we earn from GDSs in the form of incentive payments or from airlines in the form of commissions may be negatively impacted.

In 2009, car rental companies had limited access to financing, which caused them to reduce their rental car fleets. This reduction in rental car fleets resulted in a significant increase in ADRs for domestic car rentals in 2009. In 2010, fleet sizes remained fairly constant, while ADRs declined year over year. There is uncertainty surrounding rental car fleet sizes and the corresponding trends in ADRs for car rentals for 2011.

We believe the domestic online travel market has matured. However, internationally, the online travel industry continues to benefit from increasing internet usage rates and growing acceptance of online booking. As a result, we expect that international growth rates for the online travel industry will continue to outpace growth rates for online travel domestically.

OTCs make significant investments in marketing through both online and traditional offline channels. Key areas of online marketing include search engine marketing (“SEM”), travel research, display advertising, affiliate programs and customer relationship management (“CRM”). In 2010, competition for search-engine key words intensified as economic conditions improved and certain OTCs and travel suppliers increased their marketing spending. The pending acquisition of ITA Software, Inc. by Google could further intensify competition and increase costs to acquire traffic. We are actively pursuing strategies to enhance the effectiveness of our SEM and travel research spending and to increase the amount of non-paid traffic coming to our websites through SEO and CRM.

Other Events

In April 2010, volcanic ash from an eruption in Iceland significantly disrupted air travel to and from European destinations. As a result of the volcanic ash, a significant portion of European airspace was closed and several airports halted flights. While we do not believe this travel disruption materially impacted our financial results for the year ended December 31, 2010, it did result in lost revenue due to flight and hotel cancellations, higher customer service costs and higher customer refunds.

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

Transactions, hotel room nights and gross bookings provide insight into changes in overall travel demand, both industry-wide and on our websites. We track net revenue trends for our various brands, geographies and products to gain insight into the performance of our business across these categories. The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the years ended December 31, 2010, December 31, 2009 and December 31, 2008. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance. Air net revenue is comprised of net revenue from stand-alone air bookings, while non-air net revenue includes net revenue from hotel bookings, vacation packages, advertising and media and other sources.

	Years Ended				Years Ended
	December 31,		$	%	December 31,		$	%
	2010	2009	Change	Change	2009	2008	Change	Change
	(in thousands)				(in thousands)

Gross bookings
Domestic
Air	$7,297,431	$6,359,267	$938,164	15%	$6,359,267	$6,724,634	$(365,367)	(5)%
Non-air	2,266,324	2,143,912	122,412	6%	2,143,912	2,155,262	(11,350)	(1)%

Total domestic gross bookings	9,563,755	8,503,179	1,060,576	12%	8,503,179	8,879,896	(376,717)	(4)%
International
Air	1,139,632	895,685	243,947	27%	895,685	1,113,548	(217,863)	(20)%
Non-air	666,790	543,580	123,210	23%	543,580	621,750	(78,170)	(13)%

Total international gross bookings	1,806,422	1,439,265	367,157	26%	1,439,265	1,735,298	(296,033)	(17)%

Total gross bookings (a)	$11,370,177	$9,942,444	$1,427,733	14%	$9,942,444	$10,615,194	$(672,750)	(6)%

Net revenue
Domestic
Air	$204,750	$213,993	$(9,243)	(4)%	$213,993	$277,261	$(63,268)	(23)%
Non-air	374,835	370,958	3,877	1%	370,958	409,109	(38,151)	(9)%

Total domestic net revenue	579,585	584,951	(5,366)	(1)%	584,951	686,370	(101,419)	(15)%

	Years Ended				Years Ended
	December 31,		$	%	December 31,		$	%
	2010	2009	Change	Change	2009	2008	Change	Change
	(in thousands)				(in thousands)

International
Air	69,818	55,650	14,168	25%	55,650	62,108	(6,458)	(10)%
Non-air	108,084	97,047	11,037	11%	97,047	121,798	(24,751)	(20)%

Total international net revenue	177,902	152,697	25,205	17%	152,697	183,906	(31,209)	(17)%

Total net revenue (b)	$757,487	$737,648	$19,839	3%	$737,648	$870,276	$(132,628)	(15)%

Transaction and hotel room night growth
Transaction growth (a)	7%	4%
Hotel room night growth	8%	4%

(a)	In the second quarter of 2010, we revised our methodology for calculating global gross bookings and transactions to reduce these amounts for all cancellations made through our websites. Historically, we reported these amounts net of same-day cancellations only. As a result, the prior period amounts in the table above have been updated to reflect this new methodology, which more closely corresponds with the way we report net revenue and is consistent with how management now reviews global gross bookings and transactions.

(b)	For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, $127.2 million, $117.2 million and $117.1 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Gross Bookings

For our domestic business, which is comprised principally of Orbitz and CheapTickets (collectively referred to as our domestic leisure brands) and Orbitz for Business, total gross bookings increased $1.1 billion, or 12%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. Of the $1.1 billion increase, $938.2 million was due to an increase in air gross bookings, which was driven by higher air fares and higher transaction volume. Transaction volume increased primarily due to the removal of most air booking fees on our domestic leisure websites in April 2009. Non-air gross bookings increased $122.4 million, or 6%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. This increase was primarily driven by higher gross bookings for hotels and car rentals, partially offset by lower gross bookings for vacation packages. Gross bookings for hotels increased due to higher transaction volume and, to a lesser extent, higher ADRs. Gross bookings for car rentals increased due to higher transaction volume, partially offset by lower ADRs. Vacation package gross bookings declined primarily due to lower transaction volume, partially offset by a higher average price per transaction as a result of higher average air fares and higher hotel ADRs.

For our international business, which is comprised principally of ebookers and HotelClub, total gross bookings increased $367.2 million, or 26%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. Foreign currency fluctuations increased gross bookings by $27.6 million. Excluding the impact of foreign currency fluctuations, international gross bookings increased $339.6 million due to a $256.8 million increase in air gross bookings and an $82.8 million increase in non-air gross bookings. The increase in air gross bookings was primarily due to higher transaction volume, partially offset by a lower average price per airline ticket as a result of a shift towards short-haul flights and markets where average booking values are lower. Higher gross bookings for both vacation packages and hotels for ebookers drove the increase in non-air gross bookings, which was partially offset by lower hotel gross bookings for HotelClub. For ebookers, vacation package gross bookings increased due to higher transaction volume and, to a lesser extent, a higher average price per transaction as a result of higher average air fares, and hotel gross bookings increased due to higher transaction volume. Hotel gross bookings for HotelClub declined due to lower transaction volume and, to a lesser extent, lower average price per transaction as a result of a shift in the geographic mix of its bookings towards markets where booking values are lower and where we earn lower margins.

Net Revenue — See discussion of net revenue in Results of Operations section below.

Transaction and Hotel Room Night Growth

Our transactions grew by 7% year-over-year and stayed hotel room nights grew by 8% year-over-year in the year ended December 31, 2010. The year-over-year growth in transactions and hotel room nights was largely the result of improvements we made to our customer value proposition and our continued focus on global hotels. For our domestic leisure brands, transactions and hotel room nights increased primarily due to the removal of most air booking fees and a significant reduction of hotel booking fees in April 2009 as well as the growth of our private label channel. As a result of the anniversary in early April 2010 of the fee removals and the higher air fare environment, our transaction growth slowed beginning in the second quarter of 2010. The transaction and hotel room night growth for our domestic leisure brands was offset in part by a significant decline in the second half of 2010 of the quality of traffic we received from a travel research marketing partner and a reduction in the share we received of the transactions generated by Kayak, a meta-search marketing partner. We are actively working with our marketing partners to address these issues. The migration of our hotel booking path for our domestic leisure websites to the global technology platform also partially offset the growth, as we are still in the process of optimizing and fine tuning the platform. For ebookers, the strength of our technology platform, improvements in our European supply and higher online marketing spending helped drive growth in transactions and stayed hotel room nights. Orbitz for Business also had strong growth. However, transactions and stayed hotel room nights for HotelClub declined, particularly due to weakness in European destinations and, to a lesser extent, in the Pacific, partially offset by strength in Asia.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Gross Bookings

For our domestic business, total gross bookings decreased $376.7 million, or 4%, during the year ended December 31, 2009 from the year ended December 31, 2008. Of the $376.7 million decrease, $365.4 million was due to a decrease in air gross bookings, which was driven by a lower average price per airline ticket, partially offset by higher transaction volume. Transaction volume increased primarily due to the removal of most air booking fees on our domestic leisure websites in April 2009 and lower air fares. The lower average price per airline ticket was primarily due to lower fuel prices, weaker demand for air travel and our fee removals.

Non-air gross bookings decreased $11.3 million during the year ended December 31, 2009 from the year ended December 31, 2008. This decrease was primarily driven by lower gross bookings for hotels and car rentals, partially offset by higher gross bookings for vacation packages. Gross bookings for hotels decreased due to a significant decline in ADRs for hotel rooms and a significant reduction in hotel booking fees charged on our domestic leisure websites, which was partially offset by higher transaction volume. In 2009, in response to weak travel demand, most hotel suppliers tried to stimulate occupancy by reducing ADRs. Gross bookings for car rentals decreased due to lower transaction volume, partially offset by a higher average price per transaction due primarily to smaller fleets, which resulted from limited access to financing by car rental companies. Volume for vacation packaging increased due to a general shift in traveler preference towards packaging from stand-alone travel products, because of the value offered through packaging. Higher vacation packaging volume was partially offset by a lower average price per transaction due mainly to a decline in hotel ADRs and a decline in airline ticket prices.

For our international business, total gross bookings decreased $296.0 million, or 17%, during the year ended December 31, 2009 from the year ended December 31, 2008. Of this decrease, $174.0 million was due to foreign currency fluctuations. The remaining $122.0 million decrease was due to a $100.8 million decrease in air gross bookings and a $21.2 million decrease in non-air gross bookings. The decrease in air gross bookings was primarily due to a lower average price per airline ticket driven by lower demand for air travel and a shift in customer preference towards low cost carriers and short-haul flights. The decrease in non-air gross bookings was primarily due to a significant decline in hotel gross bookings for HotelClub. Lower transaction volume for European destinations and a lower average price per transaction, due to lower hotel ADRs and lower average length of stay, drove the decrease in hotel gross bookings for HotelClub. This decrease was partially offset by higher gross bookings for both vacation packages and hotels for ebookers, partially offset by a decrease in gross bookings for car rentals.

Net Revenue — See discussion of net revenue in Results of Operations section below.

Transaction and Hotel Room Night Growth

Our transactions and stayed hotel room nights both grew by 4% year-over-year in the year ended December 31, 2009. The year-over-year growth in transactions and hotel room nights was largely the result of improvements we made to our customer value proposition. For our domestic leisure brands, in April 2009, we removed most air booking fees and significantly reduced hotel booking fees on our Orbitz.com and CheapTickets.com websites, and in September 2009 we eliminated our hotel change and cancellation fees on these same websites. In addition, we launched two industry-leading, hotel-focused innovations, Orbitz Hotel Price Assurance and Total Price hotel search results. For ebookers, the strength of our technology platform and improvements in our European supply helped drive growth in transactions and stayed hotel room nights. Orbitz for Business also had strong growth. Transactions and hotel room nights for HotelClub decreased year-over-year due to weakness in European destinations.

Results of Operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

	Years Ended December 31,		$	%
	2010	2009	Change	Change
	(in thousands)

Net revenue
Air	$274,568	$269,643	$4,925	2%
Hotel	203,821	183,658	20,163	11%
Vacation package	115,161	117,026	(1,865)	(2)%
Advertising and media	49,353	59,534	(10,181)	(17)%
Other	114,584	107,787	6,797	6%

Total net revenue	757,487	737,648	19,839	3%
Cost and expenses
Cost of revenue	153,516	138,376	15,140	11%
Selling, general and administrative	244,114	256,659	(12,545)	(5)%
Marketing	217,520	214,445	3,075	1%
Depreciation and amortization	72,891	69,156	3,735	5%
Impairment of goodwill and intangible assets	70,151	331,527	(261,376)	(79)%
Impairment of property and equipment and other assets	11,099	—	11,099	**

Total operating expenses	769,291	1,010,163	(240,872)	(24)%

Operating loss	(11,804)	(272,515)	260,711	(96)%
Other (expense) income
Net interest expense	(44,070)	(57,322)	13,252	(23)%
Other income	18	2,115	(2,097)	(99)%

Total other expense	(44,052)	(55,207)	11,155	(20)%
Loss before income taxes	(55,856)	(327,722)	271,866	(83)%
Provision for income taxes	2,381	9,233	(6,852)	(74)%

Net loss	$(58,237)	$(336,955)	$278,718	(83)%

As a percent of net revenue
Cost of revenue	20%	19%
Selling, general and administrative expense	32%	35%
Marketing expense	29%	29%

**	Not meaningful.

Net Revenue

Net revenue increased $19.8 million, or 3%, for the year ended December 31, 2010 compared with the year ended December 31, 2009.

Air.  Net revenue from air bookings increased $4.9 million, or 2%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. Foreign currency fluctuations had a nominal impact on the increase in air net revenue.

Domestic air net revenue decreased $17.3 million due to lower average net revenue per airline ticket, which was partially offset by an $8.1 million increase in domestic air net revenue due to higher transaction volume. The lower average net revenue per airline ticket was primarily driven by the elimination of most air booking fees on our domestic leisure websites in April 2009. Higher net revenue per airline ticket from merchant air transactions and higher commissions from those airlines with variable commission structures, both of which were the result of higher average air fares, and the reduction to the unfavorable contract liability as a result of the termination of the Charter Associate Agreement between American Airlines and us effective December 2010 (see Note 9 — Unfavorable Contracts of the Notes to Consolidated Financial Statements) partially offset the lower net revenue per airline ticket. The higher transaction volume primarily resulted from the removal of most booking fees.

International air net revenue increased $14.1 million (excluding the impact of foreign currency fluctuations) primarily due to higher transaction volume, partially offset by lower average net revenue per airline ticket. The lower average net revenue per airline ticket was primarily driven by lower air override revenue, which represents incentive-based commissions received from certain suppliers when volume thresholds are met, and a shift in air bookings towards markets where average booking values are lower and where we earn lower margins, partially offset by higher credit card fee revenue.

Hotel.  Net revenue from hotel bookings increased $20.2 million, or 11%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. Foreign currency fluctuations drove $6.8 million of this increase. The increase in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $13.4 million.

Domestic hotel net revenue increased $14.0 million due to higher transaction volume and $1.3 million due to higher average net revenue per transaction. The higher average net revenue per hotel transaction was driven by higher hotel ADRs, fewer promotional coupons issued by us, more timely receipt of customer refund reimbursements from hotels and higher payment vendor rebates, partially offset by a significant reduction in hotel booking fees charged on our domestic leisure websites and a lower average length of stay.

International hotel net revenue declined $1.9 million (excluding the impact of foreign currency fluctuations) primarily due to a decline in hotel net revenue for HotelClub driven by lower average net revenue per transaction and lower transaction volume for European destinations and, to a lesser extent, in the Pacific. The lower average net revenue per transaction was primarily driven by a shift in the geographic mix of HotelClub’s bookings away from European destinations and towards markets where average booking values are lower and where we earn lower margins. A change in our estimate of the redemption rate for points earned under the loyalty program at HotelClub also contributed to the lower net revenue per transaction. The decline at HotelClub was partially offset by an increase in hotel net revenue at ebookers primarily due to higher transaction volume due to improved functionality of our technology platform and improvements to our European hotel supply.

Vacation package.  Net revenue from vacation package bookings decreased $1.9 million, or 2%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. Vacation package net revenue decreased by $0.2 million due to foreign currency fluctuations. The decrease in net revenue from vacation package bookings, excluding the impact of foreign currency fluctuations, was $1.7 million.

Lower transaction volume due in part to higher average package prices drove an $8.1 million decrease in domestic vacation package net revenue. This decline was partially offset by a $1.2 million increase in domestic vacation package net revenue due to higher average net revenue per transaction, as a result of higher average air fares, higher ADRs and fewer promotional coupons issued by us, partially offset by lower hotel breakage revenue.

International net revenue from vacation packages (excluding the impact of foreign currency fluctuations) increased $5.2 million primarily due to higher transaction volume.

Advertising and media.  Advertising and media net revenue decreased $10.2 million, or 17%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. This decrease is primarily due to a $13.1 million decline in net revenue from membership discount programs which we discontinued on our domestic leisure websites effective March 31, 2010. We do not expect to generate any material net revenue from third party membership discount programs on our websites in the future. This decrease was offset in part by additional advertising and media revenue driven by our ongoing efforts to monetize our websites globally.

Other.  Other net revenue is comprised primarily of net revenue from car bookings, cruise bookings, destination services, travel insurance and our hosting business. Other net revenue increased $6.8 million, or 6%, for the year ended December 31, 2010 compared with the year ended December 31, 2009.

The increase in other net revenue was primarily driven by higher global travel insurance revenue and higher car net revenue for our domestic leisure brands. Travel insurance revenue increased primarily due to a change in estimate related to the timing of our recognition of this revenue. Historically, we recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. However, in the first quarter of 2010, our travel insurance supplier implemented more timely reporting, and as a result, we are now able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. Travel insurance revenue further increased due to a higher attachment rate, higher average air fares and higher air transaction volume. Car net revenue for our domestic leisure brands increased primarily due to higher transaction volume, partially offset by lower average daily rates for car rentals. These increases were partially offset by a $6.3 million decline in hosting revenue due primarily to the termination of one of our airline hosting agreements in 2010.

Cost of Revenue

Our cost of revenue is primarily comprised of costs to operate our customer service call centers, credit card processing fees, customer refunds and charge-backs, commissions to private label partners (“affiliate commissions”) and connectivity and other processing costs.

	Years Ended December 31,		$	%
	2010	2009	Change	Change
	(in thousands)

Cost of revenue
Customer service costs	$56,102	$53,179	$2,923	5%
Credit card processing fees	44,163	39,562	4,601	12%
Other	53,251	45,635	7,616	17%

Total cost of revenue	$153,516	$138,376	$15,140	11%

The increase in cost of revenue was primarily driven by a $2.9 million increase in customer service costs, a $4.6 million increase in credit card processing costs, a $5.7 million increase in customer refunds and charge-backs and a $4.6 million increase in affiliate commissions, partially offset by a $1.7 million decrease in costs related to our airline hosting business and a $0.3 million decrease in connectivity and processing costs.

Customer service costs increased primarily due to higher customer service staffing levels required to support the higher volume of air transactions we experienced following our elimination of most air booking fees on our domestic leisure websites in April 2009. Our customer service staffing levels relative to volume were lower in 2009 compared with 2010, as it took us several months to increase staffing levels at our call centers to support the sharply higher transaction volumes we experienced following the fee removals.

Customer service costs also increased due to higher call volumes as a result of the travel disruptions caused by the volcano eruption in Iceland in April 2010. The increase in credit card processing costs and customer refunds and charge-backs was primarily due to growth in our merchant hotel and merchant air gross bookings in 2010. Customer refunds also increased as a result of the volcano eruption. Affiliate commissions increased due to the growth of our private label channel. The decrease in costs related to our airline hosting business resulted from the termination of one of our hosting agreements in 2010. Connectivity and processing costs decreased primarily due to more favorable pricing terms with one of our GDS providers at ebookers, partially offset by an increase in search fees and retail hotel commission processing fees for our domestic leisure brands due to higher transaction volume.

Selling, General and Administrative

Our selling, general and administrative expense is primarily comprised of wages and benefits, contract labor costs and network communications, systems maintenance and equipment costs.

	Years Ended December 31,		$	%
	2010	2009	Change	Change
	(in thousands)

Selling, general and administrative
Wages and benefits(a)	$146,754	$160,014	$(13,260)	(8)%
Contract labor(a)	20,245	20,736	(491)	(2)%
Network communications, systems maintenance and equipment	25,051	26,657	(1,606)	(6)%
Other	52,064	49,252	2,812	6%

Total selling, general, and administrative	$244,114	$256,659	$(12,545)	(5)%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

The decrease in selling, general and administrative expense was primarily driven by a $13.3 million decrease in wages and benefits expense, a $1.6 million decrease in network communications, systems maintenance and equipment costs and a $1.2 million decrease in facilities costs, partially offset by a $2.0 million increase in travel expenses and a $1.6 million increase in foreign currency losses and hedging costs.

Wages and benefits decreased due to lower severance and lower employee incentive compensation expense. Network communications, systems maintenance and equipment costs declined due to cost cutting efforts. Facilities costs declined primarily due to the renegotiation of more favorable lease terms for certain office space leased by ebookers.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising, and offline marketing costs, such as television, radio and print advertising. Our investment in online marketing is significantly greater than our investment in offline marketing. Marketing expense increased $3.1 million, or 1%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. The increase was primarily due to higher online marketing spending driven by higher transaction volume for ebookers and a higher cost per transaction for HotelClub. Lower global offline marketing costs and lower online marketing costs for our domestic leisure brands, as a result of our ongoing efforts to improve the efficiency of our SEM and travel research spending, partially offset the increase.

Depreciation and Amortization

Depreciation and amortization increased $3.7 million, or 5%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. The increase in depreciation and amortization was due in part to additional assets placed in service and the acceleration of depreciation on certain assets whose useful lives were shortened during the year ended December 31, 2010. This increase was partially offset by lower amortization due to the expiration of the useful lives of certain customer relationship intangible assets during the third quarter of 2010 (see Note 5 - Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements).

Impairment of Goodwill and Intangible Assets

During the year ended December 31, 2010, in connection with our annual impairment test for goodwill and intangible assets and as a result of lower than expected performance and future cash flows for HotelClub and CheapTickets, we recorded a non-cash impairment charge of $70.2 million, of which $41.8 million was to impair the goodwill of HotelClub and $28.4 million was to impair the trademarks and trade names associated with HotelClub and CheapTickets.

During the three months ended March 31, 2009, we experienced a significant decline in our stock price, and economic and industry conditions continued to weaken. These factors, coupled with an increase in competitive pressures, indicated potential impairment of our goodwill and trademarks and trade names. As a result, in connection with the preparation of our financial statements for the first quarter of 2009, we recorded a non-cash impairment charge of $331.5 million, of which $249.4 million related to goodwill and $82.1 million related to trademarks and trade names.

Impairment of Property and Equipment and Other Assets

During the year ended December 31, 2010, as a result of our decision in the fourth quarter of 2010 to migrate HotelClub to the global technology platform, we recorded a non-cash charge of $4.5 million to impair capitalized software assets for HotelClub (see Note 3 — Impairment of Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements). We also recorded non-cash charges totaling $6.6 million to impair assets related to in-kind marketing and promotional support we expected to receive under our Charter Associate Agreements (see Note 9 — Unfavorable Contracts of the Notes to Consolidated Financial Statements). There were no similar impairment charges recorded during the year ended December 31, 2009.

Net Interest Expense

Net interest expense decreased by $13.3 million, or 23%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. The decrease in net interest expense was primarily due to a lower effective interest rate on the term loan as a result of a floating to fixed interest rate swap maturing on December 31, 2009 and to a lesser extent, lower amounts outstanding on both the term loan and the revolving credit facility. During the year ended December 31, 2010 and December 31, 2009, non-cash interest expense totaled $15.8 million and $15.5 million, respectively.

Other Income

Other income decreased by $2.1 million for the year ended December 31, 2010 compared with the year ended December 31, 2009. During the year ended December 31, 2009, we recorded a $2.2 million gain on extinguishment of a portion of the term loan (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements).

Provision for Income Taxes

We recorded a tax provision of $2.4 million and $9.2 million for the years ended December 31, 2010 and December 31, 2009, respectively. The provision for income taxes for the year ended December 31, 2010 was primarily due to taxes on the net income of certain European-based subsidiaries that had not established a valuation allowance and U.S., state and local income taxes. The provision for income taxes for the year ended December 31, 2009 was primarily due to a full valuation allowance established against the deferred tax assets of HotelClub.

The tax provisions recorded for the years ended December 31, 2010 and December 31, 2009 were disproportionate to the amount of pre-tax net loss incurred during each respective period primarily because we were not able to realize any tax benefits on the goodwill and trademark and trade names impairment charges. The provision for income taxes for the years ended December 31, 2010 and December 31, 2009 only includes the tax effect of the net income or net loss of certain foreign subsidiaries that had not established a valuation allowance and U.S., state and local income taxes. The provision for income taxes for the year ended December 31, 2009 also includes the tax provision related to the valuation allowance established against the deferred tax assets of our Australia-based business.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

	Years Ended December 31,		$	%
	2009	2008	Change	Change
	(in thousands)

Net revenue
Air	$269,643	$339,369	$(69,726)	(21)%
Hotel	183,658	239,267	(55,609)	(23)%
Vacation package	117,026	114,077	2,949	3%
Advertising and media	59,534	59,532	2	—
Other	107,787	118,031	(10,244)	(9)%

Total net revenue	737,648	870,276	(132,628)	(15)%
Cost and expenses
Cost of revenue	138,376	163,335	(24,959)	(15)%
Selling, general and administrative	256,659	271,562	(14,903)	(5)%
Marketing	214,445	309,980	(95,535)	(31)%
Depreciation and amortization	69,156	66,480	2,676	4%
Impairment of goodwill and intangible assets	331,527	296,989	34,538	12%

Total operating expenses	1,010,163	1,108,346	(98,183)	(9)%

Operating loss	(272,515)	(238,070)	(34,445)	14%
Other (expense) income
Net interest expense	(57,322)	(62,467)	5,145	(8)%
Other income	2,115	20	2,095	**

Total other expense	(55,207)	(62,447)	7,240	(12)%
Loss before income taxes	(327,722)	(300,517)	(27,205)	9%
Provision (benefit) for income taxes	9,233	(1,955)	11,188	**

Net loss	$(336,955)	$(298,562)	$(38,393)	13%

As a percent of net revenue
Cost of revenue	19%	19%
Selling, general and administrative expense	35%	31%
Marketing expense	29%	36%

**	Not meaningful.

Net Revenue

Net revenue decreased $132.6 million, or 15%, for the year ended December 31, 2009 compared with the year ended December 31, 2008.

Air.  Net revenue from air bookings decreased $69.7 million, or 21%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. Foreign currency fluctuations drove $6.1 million of this decrease. The decrease in net revenue from air bookings, excluding the impact of foreign currency fluctuations, was $63.6 million.

Domestic air net revenue decreased $80.4 million due to lower average net revenue per airline ticket, partially offset by a $17.2 million increase in domestic air net revenue due to higher transaction volume. Net revenue per airline ticket declined primarily due to the elimination of most air booking fees on our domestic leisure websites in April 2009 and, to a much lesser extent, due to a reduction in paper tickets and an increase in refunds issued for Orbitz Price Assurancesm due to the full year impact of the program, which we launched in June 2008. The higher transaction volume resulted primarily from the removal of booking fees and lower air fares.

International air net revenue decreased $0.4 million (excluding the impact of foreign currency fluctuations) primarily due to lower net revenue per airline ticket, partially offset by higher transaction volume. The decrease in net revenue per airline ticket is primarily due to lower average air fares and a shift in customer preference towards low cost carriers and short-haul flights.

Hotel.  Net revenue from hotel bookings decreased $55.6 million, or 23%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. Foreign currency fluctuations drove $8.8 million of this decrease. The decrease in net revenue from hotel bookings, excluding the impact of foreign currency fluctuations, was $46.8 million.

A decrease in average net revenue per transaction resulted in a $31.6 million decrease in domestic hotel net revenue. Average net revenue per transaction decreased primarily due to lower ADRs, a significant reduction in hotel booking fees charged on our websites and a reduction in hotel breakage revenue. This decrease was partially offset by a $1.9 million increase in hotel net revenue due to higher transaction volume, which resulted primarily from the reduction in hotel booking fees and lower ADRs.

International hotel net revenue declined $17.1 million (excluding the impact of foreign currency fluctuations) primarily due to lower transaction volume and lower average net revenue per transaction for HotelClub. The lower volume was driven by poor performance at HotelClub for European destinations and more intense competition in the industry. Lower net revenue per transaction was driven by lower ADRs, lower average length of hotel stays and a shift in the geographic mix of bookings towards markets where average booking values are lower and where we earn lower margins. The decline for HotelClub was partially offset by an increase in hotel net revenue for ebookers, which was primarily driven by higher transaction volume.

Vacation package.  Net revenue from vacation package bookings increased $2.9 million, or 3%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. Foreign currency fluctuations decreased net revenue from vacation package bookings by $0.6 million. The increase in net revenue from vacation package bookings, excluding the impact of foreign currency fluctuations, was $3.5 million.

Lower average net revenue per transaction drove a $22.2 million decrease in domestic net revenue from vacation packages, which was partially offset by a $20.1 million increase due to higher volume. Net revenue per transaction decreased mainly due to lower ADRs, a significant reduction in hotel booking fees charged on our websites and a reduction in hotel breakage revenue. Volume for vacation packages increased due to a shift in customer preference from stand-alone travel products towards vacation packages.

The increase in international vacation package net revenue (excluding the impact of foreign currency fluctuations) was $5.6 million and was primarily driven by higher transaction volume.

Advertising and media.  Advertising and media net revenue remained flat for each of the years ended December 31, 2009 and December 31, 2008 due to a general reduction in online display advertising spending by companies and our focus on driving transaction growth and optimizing our mix of advertising, media and transaction revenue during 2009.

Other.  Other net revenue decreased $10.2 million, or 9%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. Foreign currency fluctuations decreased other net revenue by $2.2 million. The decrease in other net revenue, excluding the impact of foreign currency fluctuations, was $8.0 million.

A decline in global car net revenue and travel insurance net revenue primarily drove the decrease in other net revenue. The decline in car net revenue was driven by lower volume, partially offset by higher net revenue per car booking. More favorable agreements with certain car rental suppliers and higher car ADRs drove the higher net revenue per car booking. The decrease in travel insurance revenue was primarily due to lower air fares and lower incentives, partially offset by an increase in air and vacation package transaction volume.

Cost of Revenue

	Years Ended December 31,		$	%
	2009	2008	Change	Change
	(in thousands)

Cost of revenue
Customer service costs	$53,179	$61,240	$(8,061)	(13)%
Credit card processing fees	39,562	42,616	(3,054)	(7)%
Other	45,635	59,479	(13,844)	(23)%

Total cost of revenue	$138,376	$163,335	$(24,959)	(15)%

The decrease in cost of revenue was primarily driven by an $8.1 million decrease in customer service costs, a $3.1 million decrease in credit card processing costs, an $11.3 million decrease in customer refunds and charge-backs and a $2.1 million decrease in ticketing and fulfillment costs.

Customer service costs decreased primarily due to cost savings driven by reductions in headcount and contract labor and increased automation of the handling of customer service calls. In the second half of 2009, we increased our customer service staffing levels to support the higher volume of air transactions we had generated since the elimination of booking fees in April 2009 on most flights booked through our domestic leisure websites. The decrease in credit card processing costs was primarily due to a decline in our merchant gross bookings and air booking fees.

During the year ended December 31, 2008, we had a higher level of charge-backs primarily due to sharply higher fraudulent credit card usage at one of our international locations. To address this issue, we installed new revenue protection software and instituted tighter security measures during the second quarter of 2008. As a result, we experienced a significant decline in charge-backs since that time. Customer refunds also decreased, primarily due to our efforts to improve the customer experience, which have reduced the number of incidents in which customer refunds were required.

Ticketing and fulfillment costs decreased as the industry continued to move towards electronic ticketing to meet the International Air Transport Association mandate to eliminate paper tickets.

Selling, General and Administrative

	Years Ended December 31,		$	%
	2009	2008	Change	Change
	(in thousands)

Selling, general and administrative
Wages and benefits(a)	$160,014	$160,237	$(223)	—
Contract labor(a)	20,736	33,681	(12,945)	(38)%
Network communications, systems maintenance and equipment	26,657	33,411	(6,754)	(20)%
Other	49,252	44,233	5,019	11%

Total selling, general, and administrative	$256,659	$271,562	$(14,903)	(5)%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

The decrease in selling, general and administrative expense was primarily driven by a $12.9 million decrease in contract labor costs, a $6.8 million decrease in network communications, systems maintenance and equipment costs, a $3.1 million decrease in travel expenses and a $1.5 million decrease in professional fees, partially offset by the absence of $13.8 million of income recorded in 2008 as a result of the reduction in the present value of our tax sharing liability following a reduction in our effective state income tax rate (see Note 8 — Tax Sharing Liability of the Notes to Consolidated Financial Statements). The remaining decrease in selling, general and administrative expense was due to decreases in foreign currency losses and other operating expenses.

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

Wages and benefits expense remained relatively flat. The decrease in wages and benefits expense that resulted from the global work force reductions that we undertook was offset by severance and additional equity-based compensation expense that we incurred in connection with these work force reductions and the departure of the Company’s former Chief Executive Officer as well as higher employee incentive compensation expense.

Marketing

Marketing expense decreased $95.5 million, or 31%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. This decrease was driven by lower online and offline marketing costs globally. The decrease in online marketing costs was primarily driven by a change in our approach to online marketing, placing greater emphasis on attracting more traffic to our websites through SEO and CRM and improving the efficiency of our SEM and travel research spending. The decrease in offline marketing costs was mainly due to cost reductions taken by us in order to manage through the economic recession and industry downturn.

Depreciation and Amortization

Depreciation and amortization increased $2.7 million, or 4%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. The increase in depreciation and amortization was primarily due to the acceleration of depreciation on certain assets whose useful lives were shortened during the year ended December 31, 2009 and additional assets placed in service during the period.

Impairment of Goodwill and Intangible Assets

During the three months ended March 31, 2009, we experienced a significant decline in our stock price, and economic and industry conditions continued to weaken. These factors, coupled with an increase in competitive pressures, indicated potential impairment of our goodwill and trademarks and trade names. As a result, in connection with the preparation of our financial statements for the first quarter of 2009, we recorded a non-cash impairment charge of $331.5 million, of which $249.4 million related to goodwill and $82.1 million related to trademarks and trade names.

During the year ended December 31, 2008, in connection with our annual planning process, we lowered our long-term earnings forecast in response to changes in the economic environment, including the potential future impact of airline capacity reductions, increased fuel prices and a weakening global economy. These factors, coupled with a prolonged decline in our market capitalization, indicated potential impairment of our goodwill and trademarks and trade names. Additionally, given the economic environment, our distribution partners were under increased pressure to reduce their overall costs and could have attempted to terminate or renegotiate their agreements with us on more favorable terms to them. These factors indicated that the carrying value of certain of our finite-lived intangible assets, specifically customer relationships, may not be recoverable. As a result, we recorded a non-cash impairment charge of $297.0 million, of which $209.8 million related to goodwill, $74.2 million related to trademarks and trade names and $13.0 million related to customer relationships. See Note 3 — Impairment of Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements.

Net Interest Expense

Net interest expense decreased by $5.1 million, or 8%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. The decrease in net interest expense was primarily due to lower interest expense incurred on the term loan, which was primarily driven by lower interest rates. A decrease in interest expense accreted on the tax sharing liability also contributed to the decrease. These decreases were partially offset by a decline in interest income earned. During the years ended December 31, 2009 and December 31, 2008, $15.5 million and $18.1 million of the total net interest expense recorded was non-cash, respectively.

Other Income

During the year ended December 31, 2009, we purchased and retired $10.0 million in principal amount of the term loan. The principal amount of the term loan purchased (net of associated unamortized debt issuance costs of $0.1 million) exceeded the amount we paid to purchase the debt (inclusive of miscellaneous fees incurred) by $2.2 million. Accordingly, we recorded a $2.2 million gain on extinguishment of this portion of the term loan during the year ended December 31, 2009. There was no gain on extinguishment of debt recorded during the year ended December 31, 2008 (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements).

Provision (Benefit) for Income Taxes

We recorded a tax provision of $9.2 million for the year ended December 31, 2009 and a tax benefit of $2.0 million for the year ended December 31, 2008. The provision for income taxes for the year ended December 31, 2009 was primarily due to a full valuation allowance established against the deferred tax assets of our Australia-based business.

The provision for income tax for the year ended December 31, 2009 and the tax benefit for the year ended December 31, 2008 were each disproportionate to the amount of pre-tax net loss incurred during each respective period because we were not able to realize any tax benefits on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge, which were recorded during each year. The tax benefit recorded for the year ended December 31, 2008 related to certain of our international subsidiaries.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 17 - Related Party Transactions of the Notes to Consolidated Financial Statements.

Seasonality

For a discussion of seasonal fluctuations in the demand for the products and services we offer, see Item 1, “Business — Seasonality.”

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents, and borrowings under our $85.0 million revolving credit facility, which was effectively reduced to a $72.5 million revolving credit facility following the bankruptcy of Lehman Commercial Paper Inc. in October 2008 (“Revolver”). At December 31, 2010 and December 31, 2009, our cash and cash equivalents balances were $97.2 million and $88.7 million, respectively. We had $60.1 million and $25.8 million of availability under the

Revolver at December 31, 2010 and December 31, 2009, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $157.3 million and $114.5 million at December 31, 2010 and December 31, 2009, respectively.

We require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. The majority of these letters of credit have been issued by Travelport on our behalf. At December 31, 2010 and December 31, 2009, there were $72.3 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively, pursuant to the Separation Agreement, as amended, that we entered into with Travelport in connection with the IPO (the “Separation Agreement”). Under the Separation Agreement, Travelport has agreed to issue U.S. Dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

In addition, at December 31, 2010 and December 31, 2009, there were the equivalent of $12.4 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

Under our merchant model, customers generally pay us for reservations at the time of booking, and we pay our suppliers at a later date, which is generally when the customer uses the reservation, except in the case of merchant air which may occur prior to the consumption date. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. The timing difference between when cash is collected from our customers and when payments are made to our suppliers improves our operating cash flow and represents a source of liquidity for us. If our merchant model gross bookings increase, we would expect our operating cash flow to increase. Conversely, if our merchant model gross bookings decline or there are changes to the model which reduce the time between the receipt of cash from our customers and payments to suppliers, we would expect our operating cash flow to decline.

Historically, under both our merchant and retail models, we charged customers a service fee for booking air travel, hotels and certain other travel products on our websites, and cash generated by these booking fees represented a significant portion of our operating cash flow and a source of liquidity for us. In April 2009, we removed booking fees on most flights booked through our domestic leisure websites, and we significantly reduced booking fees on all hotel stays booked through these same websites.

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

On January 26, 2010, we completed two transactions that improved our overall liquidity and financial position. In the first transaction, PAR Investment Partners L.P. (“PAR”) exchanged $49.6 million aggregate principal amount of the term loan for 8,141,402 shares of our common stock. We immediately retired the portion of the term loan purchased from PAR in accordance with the amendment to the credit agreement that we entered into in June 2009. Concurrently, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements). We used a portion of the proceeds from Travelport’s stock purchase to purchase an additional $14.0 million aggregate principal amount of the term loan in May 2010. We intend to use the remaining proceeds from Travelport’s stock purchase for general corporate purposes.

As of December 31, 2010, we had a working capital deficit of $234.4 million compared with a deficit of $249.6 million as of December 31, 2009. Prior to the IPO, we operated with a working capital deficit primarily as a result of the cash management system used by Travelport to pool cash from all of its subsidiaries, including us, as well as the fact that certain operating cash flows generated by us were used to fund certain of our financing and investing activities, such as capital expenditures incurred for the development and implementation of our new technology platform. The net proceeds we received from the IPO of our common stock and the $600.0 million term loan facility (“Term Loan”) did not decrease this working capital deficit because those proceeds were used to repay $860.0 million of intercompany notes payable to affiliates of Travelport, to pay a $108.9 million dividend to an affiliate of Travelport and to settle other intercompany balances between us and Travelport that were generated prior to the IPO. As a result, immediately following the IPO, we continued to have a working capital deficit. Because of this deficit, we use cash from customer transactions and borrowings under the Revolver to fund our working capital requirements and certain investing and financing commitments, such as capital expenditures and principal payments on the Term Loan, respectively.

Over time, we expect to continue to decrease this deficit through growth in our business and generating positive cash flow from operations, which we expect to achieve by increasing our global hotel transactions, continuing to offer new and innovative functionality on our websites, improving our operating efficiency and simplifying the way we do business.

We generated positive cash flow from operations for the years ended December 31, 2008 through December 31, 2010 despite experiencing net losses in each of these years, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ended December 31, 2011, we expect our capital expenditures to be between $42.0 million and $48.0 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We currently believe that cash flow generated from operations, cash on hand and cash available under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations over at least the next twelve months. However, in the future, our liquidity could be reduced as a result of the termination of any major supplier’s participation on our websites, such as AA, changes in our business model, changes to payment terms or other requirements imposed by suppliers or regulatory agencies, such as requiring us to provide letters of credit or other forms of financial security or increases in such requirements, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy proceedings, certain jurisdictions’ requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court, or our inability to recover defense costs. The liquidity provided by cash flows from our merchant model gross bookings could be negatively impacted if our merchant model gross bookings decline as a result of economic conditions or other factors. If as a result of these requirements, we require letters of credit which exceed the availability under the facility provided by Travelport, or if the Travelport facility is no longer available to us, we would be required to issue these letters of credit under the Revolver or to establish cash reserves, which would reduce our liquidity and cash available to grow our business.

In regards to our long-term liquidity needs, we believe that cash flow generated from operations, cash on hand and cash available under the Revolver through its maturity in July 2013 will provide sufficient liquidity to fund our operating activities and capital expenditures. However, if in the future, we require more liquidity than is available to us under the Revolver, or we are unable to refinance or extend the Revolver by its July 2013 maturity date, or we are unable to refinance or repay the Term Loan by its July 2014 maturity date, we may need to raise additional funds through debt or equity offerings.

Cash Flows

Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Beginning cash and cash equivalents	$88,656	$31,193	$24,685

Cash provided by (used in):
Operating activities	98,609	105,074	76,258
Investing activities	(40,142)	(43,591)	(58,171)
Financing activities	(49,075)	(6,368)	(7,818)
Effect of changes in exchange rates on cash and cash equivalents	(826)	2,348	(3,761)

Net increase in cash and cash equivalents	8,566	57,463	6,508

Ending cash and cash equivalents	$97,222	$88,656	$31,193

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Operating Activities

Cash provided by operating activities consists of our net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, impairment of property and equipment and other assets, stock based compensation and changes in various working capital items, principally accounts receivable, accrued expenses, accrued merchant payables, deferred income and accounts payable.

We generated cash flow from operations of $98.6 million for the year ended December 31, 2010 compared with $105.1 million for the year ended December 31, 2009. The decrease in operating cash flow was mainly due to the elimination of most air booking fees and the significant reduction of hotel booking fees in April 2009 as well as changes in the timing of payments received from GDSs. In addition, during the year ended December 31, 2010, we made payments related to employee incentive compensation costs accrued in 2009. There were no such payments made in the year ended December 31, 2009. The changes in our other working capital accounts also decreased operating cash flow. These decreases were partially offset by increases in operating cash flow due to higher merchant gross bookings in the year ended December 31, 2010 compared with the year ended December 31, 2009, a decrease in cash interest payments and the timing of payments related to our marketing spending.

Investing Activities

Cash flow used in investing activities decreased to $40.1 million for the year ended December 31, 2010 from $43.6 million for the year ended December 31, 2009 primarily due to lower capital spending.

Financing Activities

Cash flow used in financing activities increased to $49.1 million for the year ended December 31, 2010 from $6.4 million for the year ended December 31, 2009. This change was primarily due to the repayment of borrowings made under the Revolver, an increase in principal payments made on the Term Loan due to our requirement to make a prepayment from excess cash flow in March 2010, an increase in cash used to repurchase portions of the Term Loan and an increase in payments made under the tax sharing agreement with the Founding Airlines. The increase in cash flow used in financing activities was partially offset by cash proceeds received, net of issuance costs, from the stock purchase by Travelport in January 2010 (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements).

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Operating Activities

We generated cash flow from operations of $105.1 million for the year ended December 31, 2009 compared with $76.3 million for the year ended December 31, 2008. The increase in operating cash flow was primarily due to cost reductions taken by us in 2009, improvements in our overall marketing efficiency and a decrease in cash interest payments. These operating cash flow increases were partially offset by a decrease in operating cash flow due to lower merchant hotel gross bookings in the first three quarters of 2009 compared with the first three quarters of 2008, as a result of lower global ADRs. The elimination of most air booking fees, the reduction of hotel booking fees and the shortening of payment terms with a key vendor during 2009 also negatively impacted our operating cash flow.

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

Investing Activities

Cash flow used in investing activities decreased $14.6 million, to $43.6 million for the year ended December 31, 2009 from $58.2 million for the year ended December 31, 2008 due to lower capital spending during the year ended December 31, 2009 resulting from cost reduction efforts taken in late 2008 and 2009.

Financing Activities

Cash flow used in financing activities decreased to $6.4 million for the year ended December 31, 2009 from $7.8 million for the year ended December 31, 2008 primarily due to a decrease in payments made under the tax sharing agreement with the Founding Airlines and a decrease in capital lease payments. The decrease in cash flow used in financing activities is partially offset by payments made by us in June 2009 to purchase $10.0 million in principal amount of the Term Loan (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements) and a decrease in net borrowings made under the Revolver during the year ended December 31, 2009.

Financing Arrangements

On July 25, 2007, we entered into a $685.0 million senior secured credit agreement (“Credit Agreement”) consisting of the Term Loan and the Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At December 31, 2010 and December 31, 2009, $492.0 million and $576.6 million of borrowings were outstanding on the Term Loan, respectively. At December 31, 2010, there were no outstanding borrowings under the Revolver. At December 31, 2009, $42.2 million of borrowings were outstanding under the Revolver, all of which were denominated in U.S. dollars.

In addition, at December 31, 2010 and December 31, 2009, there were the equivalent of $12.4 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.

On June 2, 2009, we entered into an amendment (the “Amendment”) to our Credit Agreement, which permitted us to purchase portions of the outstanding Term Loan on a non-pro rata basis using cash up to $10.0 million and future cash proceeds from equity issuances and in exchange for equity interests on or prior to June 2, 2010. Any portion of the Term Loan purchased by us was retired pursuant to the terms of the Amendment. During the years ended December 31, 2010 and December 31, 2009, we purchased $63.6 million and $10.0 million aggregate principal amount of the Term Loan, respectively (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements).

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

The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not to exceed a maximum total leverage ratio, each as defined in the Credit Agreement. The minimum fixed charge coverage ratio that we are required to maintain for the remainder of the Credit Agreement is 1 to 1. The maximum total leverage ratio that we are required not to exceed is 3.5 to 1 and declines to 3 to 1 effective March 31, 2011.

If we fail to comply with these covenants and we are unable to obtain a waiver or amendment, our lenders could accelerate the maturity of all amounts borrowed under the Term Loan and Revolver and could proceed against the collateral securing this indebtedness. We are permitted, however, to cure any such failure by issuing equity to certain permitted holders, as defined in the Credit Agreement, which include The Blackstone Group and certain of its affiliates. The amount of the net cash proceeds received from this equity issuance would then be applied to increase consolidated EBITDA, as defined in the Credit Agreement and on which the covenant calculations are based, for the applicable quarter. As of December 31, 2010, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2009, we made a $21.0 million prepayment on the Term Loan in the first quarter of 2010. Based on our excess cash flow for the year ended December 31, 2010, we are required to make a $19.8 million prepayment on the Term Loan in the first quarter of 2011. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. As a result, we will not be required to make any scheduled principal payments on the Term Loan during 2011. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of December 31, 2010.

When we were a wholly owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At December 31, 2010 and December 31, 2009, there were $72.3 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Under the Separation Agreement, Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

Financial Obligations

Commitments and Contingencies

We are party to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business model. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 10 — Commitments and Contingencies of the Notes to Consolidated Financial Statements).

Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We cannot estimate our range of loss, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our consolidated statements of operations for reimbursements received of $6.3 million, $6.0 million and $7.8 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As a result, as of December 31, 2010, we had not recognized a reduction to selling, general and administrative expense in our consolidated statements of operations for the outstanding contingent claims for which we have not received reimbursement.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)

Term Loan(a)	$19,808	$—	$—	$472,213	$—	$—	$492,021
Interest(b)	18,699	15,553	15,397	8,745	—	—	58,394
Contract exit costs(c)	7,732	2,285	1,229	647	278	63	12,234
Operating leases	5,692	4,565	5,135	4,601	2,490	20,104	42,587
Travelport GDS contract(d)	41,045	20,000	20,000	20,000	—	—	101,045
Tax sharing liability(e)	21,182	20,375	17,604	18,171	18,729	98,989	195,050
Telecommunications service agreements	2,500	4,156	1,656	1,656	—	—	9,968
Systems infrastructure agreements	2,225	—	—	—	—	—	2,225
Software license agreements	202	—	—	—	—	—	202

Total contractual obligations (f)	$119,085	$66,934	$61,021	$526,033	$21,497	$119,156	$913,726

(a)	The amounts shown in the table above represent future payments under the Term Loan (see Note 7 — Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements). However, the timing of the future payments shown in the table above could change as we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our cash flow for the year ended December 31, 2010, we are required to make a prepayment on the Term Loan of $19.8 million in the first quarter of 2011. The potential amount of prepayments from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of December 31, 2010. As a result, the table above excludes prepayments that could be required from excess cash flow beyond the first quarter of 2011.

(b)	Represents estimated interest payments on the variable portion of the Term Loan based on the one-month LIBOR as of December 31, 2010 and fixed interest payments under interest rate swaps.

(c)	Represents costs due to the early termination of an agreement.

(d)	We have an agreement with Travelport to use GDS services provided by both Galileo and Worldspan (the “Travelport GDS Service Agreement”). The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each segment that is processed through the Worldspan and Galileo GDSs (the “Travelport GDSs”). This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 33.7 million segments during the year ended December 31, 2010, 16.0 million segments through Worldspan and 17.7 million segments through Galileo. The required number of segments processed annually for Worldspan is fixed at 16.0 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed by our domestic brands in the preceding year. We are required to process approximately 16.8 million segments through Galileo during the year ending December 31, 2011. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. We are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDS. Historically, we have met the minimum segment requirement for our domestic brands. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan during the remainder of the contract term and shortfall payments required if we do not process any segments through Galileo during the year ending December 31, 2011. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict shortfall payments that may be required beyond 2011. However, we do not expect to make any shortfall payments for our domestic brands in the foreseeable future.

The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2010, December 31, 2009 and December 31, 2008, and as a result, we were required to make shortfall payments of $0.4 million, $0.4 million and $0.2 million to Travelport related to each of these years, respectively. Because the required number of segments to be processed through the Travelport GDSs is dependent on the actual segments processed by ebookers in certain countries in a given year, we are unable to predict shortfall payments that may be required for the years beyond 2010. As a result, the table above excludes any shortfall payments that may be required related to our ebookers brands for the years beyond 2010. If we meet the minimum number of segments, we are not required to make shortfall payments to Travelport (see Note 17 — Related Party Transactions of the Notes to Consolidated Financial Statements).

(e)	We expect to make approximately $195.1 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 8 — Tax Sharing Liability of the Notes to Consolidated Financial Statements).

(f)	Excluded from the above table are $3.8 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

Other Commercial Commitments and Off-Balance Sheet Arrangements

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties (see Note 10 — Commitments and Contingencies of the Notes to Consolidated Financial Statements).

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

Revenue Recognition

We recognize revenue when it is earned and realizable, when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We have two primary types of contractual arrangements with our vendors, which we refer to herein as the “merchant” and “retail” models. Under both the merchant and retail models, we record revenue earned net of all amounts paid to our suppliers.

We provide customers the ability to book air travel, hotels, car rentals and other travel products and services through our various websites. These travel products and services are made available to our customers for booking on a stand-alone basis or as part of a vacation package.

Under the merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Customers generally pay us for reservations at the time of booking. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. In the merchant model, we do not take on credit risk with the customer, however we are subject to charge-backs and fraud risk which we monitor closely; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

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

Vacation packages offer customers the ability to book a combination of travel products. For example, travel products booked in a vacation package may include a combination of air travel, hotel and car rental reservations. We recognize net revenue for the entire package when the customer uses the reservation, which generally occurs on the same day for each travel product included in the vacation package.

Under both the merchant and retail models, we may, depending upon the brand and the travel product, charge our customers a service fee for booking their travel reservation. We recognize revenue for service fees at the time we recognize the net revenue for the corresponding travel product. We also may receive override commissions from suppliers if we meet certain contractual volume thresholds. These commissions are recognized when the amount of the commissions becomes fixed or determinable, which is generally upon notification by the respective travel supplier.

We utilize GDS services provided by Galileo, Worldspan and Amadeus IT Group. Under our GDS service agreements, we earn revenue in the form of an incentive payment for air, car and hotel segments that are processed through a GDS. Revenue is recognized for these incentive payments at the time the travel reservation is processed through the GDS, which is generally at the time of booking.

We also generate other revenue, which is primarily comprised of revenue from advertising, including sponsoring links on our websites, and travel insurance. Advertising revenue is derived primarily from the delivery of advertisements on our websites and is recognized either at the time of display of each individual advertisement, or ratably over the advertising delivery period, depending on the terms of the advertising contract. Revenues generated from sponsoring links are recognized upon notification from the alliance partner that a transaction has occurred. Travel insurance revenue is recognized when the reservation is made, secured by a customer with a credit card and we have no further obligations to the customer, which for travel insurance is at the time of booking.

If our judgments regarding net revenue are inaccurate, actual net revenue could differ from the amount we recognize, directly impacting our results of operations.

Impairment of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including property and equipment and finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be recoverable. This analysis is performed by comparing the carrying values of the assets to the current and expected future cash flows to be generated from these assets, on an undiscounted basis. If this analysis indicates that the carrying value of an asset is not recoverable, the carrying value is reduced to fair value through an impairment charge in our consolidated statements of operations. The evaluation of long-lived assets for impairment requires assumptions about operating strategies and estimates of future cash flows. An estimate of future cash flows requires us to assess current and projected market conditions as well as operating performance. A variation of the assumptions used could lead to a different conclusion regarding the recoverability of an asset and could have a significant effect on our consolidated financial statements. As a result of our decision in the fourth quarter of 2010 to migrate HotelClub to the global technology platform, we recorded a $4.5 million non-cash charge during the year ended December 31, 2010 to impair capitalized software for HotelClub. This charge was included in the impairment of property and equipment and other assets expense line item in our consolidated statement of operations. The remaining capitalized software balance at HotelClub following this charge was not material.

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

We assess goodwill for possible impairment using a two-step process. The first step identifies if there is potential goodwill impairment. If the step one analysis indicates that impairment may exist, a step two analysis is performed to measure the amount of the goodwill impairment, if any. Application of the goodwill impairment test requires management’s judgment, including identifying reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. We estimate the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of the testing date. The market approach is a valuation method in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. Under the market approach, the valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Variations of the income approach are used to estimate certain of the intangible asset fair values.

Our trademarks and trade names are indefinite-lived intangible assets. We test these assets for impairment by comparing their carrying values to their estimated fair values. If the estimated fair values are less than the carrying amounts of the intangible assets, then the carrying values are reduced to fair value through an impairment charge recorded to our consolidated statement of operations. We use a market or income valuation approach, or a combination of both, to estimate fair values of the relevant trademarks and trade names.

Our testing for impairment involves estimates of our future cash flows, which requires us to assess current and projected market conditions as well as operating performance. Our estimates may differ from actual cash flows due to changes in our operating performance, capital structure or capital expenditure needs as well as changes to general economic and travel industry conditions. We must also make estimates and judgments in the selection of a discount rate that reflects the risk inherent in those future cash flows. The impairment analysis may also require certain assumptions about other businesses with limited financial histories. A variation of the assumptions used could lead to a different conclusion regarding the fair value of an asset and could have a significant effect on our consolidated financial statements.

During the year ended December 31, 2010, we performed our annual impairment test of goodwill and trademarks and trade names as of October 1, 2010. We used the income approach to estimate the fair value of our reporting units which had goodwill balances and used the market approach to corroborate these estimates. We considered the market approach from a reasonableness standpoint by comparing the multiples of the guideline companies with the implied multiples from the income approach, but primarily relied upon our observed market capitalization to assess reasonableness of the income approach conclusions. We used an income valuation approach to estimate the fair value of the relevant trademarks and trade names and property and equipment.

We determined that the estimated fair value of our domestic reporting unit substantially exceeded its carrying value, as fair value exceeded carrying value by greater than 50%. The carrying value of our

HotelClub reporting unit exceeded its fair value and additional procedures were required to determine the fair value of its other assets, including property and equipment and trademarks. The carrying values of the capitalized software and trademarks associated with HotelClub each exceeded their estimated fair values. Additionally, it was determined that the carrying value of our CheapTickets trademark exceeded its fair value. The estimated fair value of our Orbitz and ebookers trademarks each substantially exceeded their carrying values, as fair value exceeded carrying value by greater than 25% in each case.

In connection with our annual impairment test and as a result of lower than expected performance and future cash flows for HotelClub and CheapTickets, we recorded a non-cash impairment charge of $70.2 million during the year ended December 31, 2010, of which $41.8 million was to impair the goodwill of HotelClub and $28.4 million was to impair the trademarks and trade names associated with HotelClub and CheapTickets. These charges were included in the impairment of goodwill and intangible assets expense line item in our consolidated statement of operations. As a result of our decision in the fourth quarter of 2010 to migrate HotelClub to the global technology platform, we also recorded a $4.5 million non-cash charge to impair HotelClub capitalized software. This charge was included in the impairment of property and equipment and other assets expense line item in our consolidated statement of operations. The remaining capitalized software balance at HotelClub following this charge was not material.

The key assumptions used in determining the estimated fair value of our HotelClub reporting unit were the terminal growth rate, forecasted cash flows and the discount rate. We assumed a terminal growth rate of 4% and a discount rate of 16% in determining the estimated fair value of our HotelClub reporting unit. For our trademarks and trade names, the key assumptions used in determining the estimated fair value were the terminal growth rate, estimated future revenues, an assumed royalty rate and the discount rate. We assumed a terminal growth rate of 4%, a pre-tax royalty rate of 1% and a discount rate of 17% in determining the estimated fair value of our HotelClub trademarks, and we assumed a terminal growth rate of 0%, a pre-tax royalty rate of 1% and a discount rate of 14% in determining the estimated fair value of our CheapTickets trademark. While certain of these inputs are observable, significant judgment was required to select certain inputs from observed market data. Our estimates of future revenues and cash flows for our reporting units have historically varied, in some cases significantly, from actual results and may change in the future due to a number of factors, including economic conditions, competitive pressures and in the case of HotelClub, a shift in the mix of its bookings away from the European hotel market and towards the Asia Pacific hotel market, which is an immature market and now the primary market in which it operates. The impact of these and other factors, on future revenues and cash flows can be difficult to predict.

For sensitivity purposes, we considered the impact of each of the following scenarios on the estimated fair value of our HotelClub reporting unit and the amount of the corresponding goodwill impairment charge required: if the terminal growth rate was decreased by 100 basis points; if estimated forecasted cash flows were reduced by 10%; or if the discount rate was increased by 100 basis points. Based on our analysis, a change in each assumption, assuming all other assumptions and estimates remain constant, would have resulted in an additional goodwill impairment charge of less than $4 million.

We also performed a sensitivity analysis on our trademarks and trade names. For sensitivity purposes, we considered the impact of each of the following scenarios on the estimated fair value of the HotelClub and CheapTickets trademarks: if estimated future revenues were reduced by 10%; if the terminal growth rate was decreased by 100 basis points; if the assumed royalty rate was decreased by 100 basis points; or if the discount rate was increased by 100 basis points. Based on our analysis, a change in each assumption for each of the relevant trademarks, assuming all other assumptions and estimates remain constant, would have resulted in an additional impairment charge of less than $5 million for each of the CheapTickets and HotelClub trademarks.

As a result, if actual results and/or the underlying assumptions differ from our expectations, a future impairment charge for our goodwill and trademarks and trade names may be necessary.

Accounting for Income Taxes

Our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the combined federal and state effective tax rates that are applicable to us in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Increases to the valuation allowance are recorded as increases to the provision for income taxes. Effective January 1, 2009, to the extent that any valuation allowances established by us in purchase accounting are reduced, these reductions are recorded through our consolidated statements of operations. These reductions were previously recorded through goodwill. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income. The generation of future taxable income may require a decrease to the valuation allowance, which could result in a significant tax benefit in the period in which the valuation allowance is adjusted.

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

We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in the amount of payments and tax rates, that could materially affect the present value of the tax sharing liability. Although the expected gross remaining payments that may be due under this agreement were $195.1 million as of December 31, 2010, the timing and amount of payments may change. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our consolidated balance sheets and non-cash interest expense in our consolidated statements of operations. Any changes in the amount of payments are recognized in selling, general and administrative expense in our consolidated statements of operations.

The valuation of the tax sharing liability requires us to make certain estimates in projecting the quarterly depreciation and amortization benefit we expect to receive, as well as the associated effective income tax rates. The estimates require certain assumptions as to our future operating performance and taxable income, the tax rate, the timing of tax payments, current and projected market conditions, and the applicable discount rate. The discount rate assumption is based on our weighted-average cost of capital at the time of the Blackstone Acquisition, which was approximately 12%. A variation of the assumptions used could lead to a different conclusion regarding the carrying value of the tax sharing liability and could have a significant effect on our consolidated financial statements.

At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we had recorded a $37.0 million long-term asset included in other non-current assets in our consolidated balance sheets at December 31, 2010 and December 31, 2009. Cendant is obligated to pay us this amount when it receives the tax benefit. We regularly monitor the financial condition of Cendant to assess the collectability of this asset.

Equity-Based Compensation

We measure equity-based compensation cost at fair value and recognize the corresponding compensation expense on a straight-line basis over the service period during which awards are expected to vest. We include equity-based compensation expense in the selling, general and administrative line of our consolidated statements of operations. The fair value of restricted stock and restricted stock units is determined based on the average of the high and low price of our common stock on the date of grant. The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model, which incorporates a number of variables, some of which are based on estimates and assumptions. These variables include stock price, exercise price, expected life, expected volatility, dividend yield, and the risk-free interest rate. Stock price and exercise price are set at fair value on the date of grant. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options.

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

Transaction Exposure

We use foreign currency contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by us do not qualify for hedge accounting treatment, and as a result, any fluctuations in the value of these foreign currency contracts are recognized in selling, general and administrative expense in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31, 2010 and December 31, 2009, we had foreign currency contracts with net notional values equivalent to $174.1 million and $130.4 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated balance sheets at December 31, 2010 and December 31, 2009 was a net translation gain of $3.6 million and a net translation loss of $(3.6) million, respectively. This gain or loss is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income (loss).

Interest Rate Risk

The Term Loan and the Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $300.0 million as of December 31, 2010 to hedge fluctuations in LIBOR (see Note 13 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used December 31, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $7.5 million at December 31, 2010 compared with $8.5 million at December 31, 2009. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% change in market rates of interest on interest expense would be $0.1 million at December 31, 2010 and December 31, 2009, which represents the effect on annual interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Our independent registered public accounting firm, Deloitte & Touche LLP, audited our financial statements contained in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Orbitz Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Orbitz Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, comprehensive loss, and shareholders’ equity for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbitz Worldwide, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended

December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 1, 2011

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2010	2009	2008

Net revenue	$757,487	$737,648	$870,276
Cost and expenses
Cost of revenue	153,516	138,376	163,335
Selling, general and administrative	244,114	256,659	271,562
Marketing	217,520	214,445	309,980
Depreciation and amortization	72,891	69,156	66,480
Impairment of goodwill and intangible assets	70,151	331,527	296,989
Impairment of property and equipment and other assets (see Notes 4 and 9)	11,099	—	—

Total operating expenses	769,291	1,010,163	1,108,346

Operating (loss)	(11,804)	(272,515)	(238,070)
Other (expense) income
Net interest expense	(44,070)	(57,322)	(62,467)
Other income	18	2,115	20

Total other expense	(44,052)	(55,207)	(62,447)

Loss before income taxes	(55,856)	(327,722)	(300,517)
Provision (benefit) for income taxes	2,381	9,233	(1,955)

Net loss	$(58,237)	$(336,955)	$(298,562)

Net loss per share — basic and diluted:
Net loss per share	$(0.58)	$(4.01)	$(3.58)

Weighted-average shares outstanding	101,269,274	84,073,593	83,342,333

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
Assets	2010	2009

Current assets:
Cash and cash equivalents	$97,222	$88,656
Accounts receivable (net of allowance for doubtful accounts of $956 and $935, respectively)	54,702	54,708
Prepaid expenses	17,425	17,399
Due from Travelport, net	15,449	3,188
Other current assets	3,627	5,702

Total current assets	188,425	169,653
Property and equipment, net	158,063	180,962
Goodwill	677,964	713,123
Trademarks and trade names	128,431	155,090
Other intangible assets, net	7,649	18,562
Deferred income taxes, non-current	8,147	9,954
Other non-current assets	48,024	46,898

Total Assets	$1,216,703	$1,294,242

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,491	$30,279
Accrued merchant payable	233,850	219,073
Accrued expenses	105,798	112,771
Deferred income	30,850	30,924
Term loan, current	19,808	20,994
Other current liabilities	5,994	5,162

Total current liabilities	422,791	419,203
Term loan, non-current	472,213	555,582
Line of credit	—	42,221
Tax sharing liability	101,545	108,736
Unfavorable contracts	8,068	9,901
Other non-current liabilities	22,233	28,096

Total Liabilities	1,026,850	1,163,739

Commitments and contingencies (see Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 102,342,860 and 83,831,561 shares issued and outstanding, respectively	1,023	838
Treasury stock, at cost, 25,237 and 24,521 shares held, respectively	(52)	(48)
Additional paid in capital	1,029,215	921,425
Accumulated deficit	(843,609)	(785,372)
Accumulated other comprehensive income (loss) (net of accumulated tax benefit of $2,558 and $2,558, respectively)	3,276	(6,340)

Total Shareholders’ Equity	189,853	130,503

Total Liabilities and Shareholders’ Equity	$1,216,703	$1,294,242

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Operating activities:
Net loss	$(58,237)	$(336,955)	$(298,562)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain on extinguishment of debt	(57)	(2,172)	—
Depreciation and amortization	72,891	69,156	66,480
Impairment of goodwill and intangible assets	70,151	331,527	296,989
Impairment of property and equipment and other assets	11,099	—	—
Amortization of unfavorable contract liability	(9,226)	(3,300)	(3,300)
Non-cash net interest expense	15,797	15,451	18,104
Deferred income taxes	1,494	6,920	(4,032)
Stock compensation	12,535	14,099	14,812
Provision for bad debts	34	566	25
Changes in assets and liabilities:
Accounts receivable	(256)	4,508	429
Deferred income	(831)	8,575	(436)
Due to/from Travelport, net	(12,126)	6,344	(5,351)
Accrued merchant payable	14,593	3,582	3,232
Accounts payable, accrued expenses and other current liabilities	(11,636)	(10,848)	(3,030)
Other	(7,616)	(2,379)	(9,102)

Net cash provided by operating activities	98,609	105,074	76,258

Investing activities:
Property and equipment additions	(40,010)	(42,909)	(58,203)
Changes in restricted cash	(132)	(682)	—
Proceeds from asset sales	—	—	32

Net cash (used in) investing activities	(40,142)	(43,591)	(58,171)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	48,930	—	—
Payments of fees to repurchase a portion of the term loan	(248)	—	—
Capital lease payments and payments on the term loan	(20,994)	(5,924)	(7,070)
Payments to extinguish debt	(13,488)	(7,774)	—
Employee tax withholdings related to net share settlements of equity-based awards	(2,984)	(422)	(659)
Proceeds from exercise of employee stock options	72	422	—
Payments on tax sharing liability	(18,885)	(11,075)	(19,577)
Proceeds from line of credit	—	99,457	68,935
Payments on line of credit	(42,221)	(81,052)	(49,447)
Proceeds from note payable	800	—	—
Payments on note payable	(57)	—	—

Net cash (used in) financing activities	(49,075)	(6,368)	(7,818)

Effects of changes in exchange rates on cash and cash equivalents	(826)	2,348	(3,761)

Net increase in cash and cash equivalents	8,566	57,463	6,508
Cash and cash equivalents at beginning of period	88,656	31,193	24,685

Cash and cash equivalents at end of period	$97,222	$88,656	$31,193

Supplemental disclosure of cash flow information:
Income tax payments (refunds), net	$1,120	$1,151	$(2,082)
Cash interest payments, net of capitalized interest of $17, $82 and $544, respectively	$27,935	$42,075	$47,467
Non-cash investing activity:
Capital expenditures incurred not yet paid	$2,948	$307	$2,011
Non-cash financing activity:
Repayment of term loan in connection with debt-equity exchange (see Note 7)	$49,564	$—	$—

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Net loss	$(58,237)	$(336,955)	$(298,562)
Other comprehensive income (loss), net of income taxes
Currency translation adjustment	7,197	5,602	(6,947)
Unrealized gains (losses) on floating to fixed interest rate swaps	2,419	9,520	(8,367)

Other comprehensive income (loss)	9,616	15,122	(15,314)

Comprehensive loss	$(48,621)	$(321,833)	$(313,876)

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

							Accumulated Other
							Comprehensive
							(Loss) Income
							Net Unrealized
							(Losses) Gains from
					Additional		Interest	Foreign	Total
	Common Stock		Treasury Stock		Paid in	Accumulated	Rate	Currency	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Swaps	Translation	Equity

Balance at December 31, 2007	83,107,909	$831	8,852	$1	$893,131	$(149,855)	$(3,930)	$(2,218)	$737,960
Net loss	—	—	—	—	—	(298,562)	—	—	(298,562)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	14,191	—	—	—	14,191
Common shares issued upon vesting of restricted stock units	233,878	3	—	—	(3)	—	—	—	—
Common shares issued upon lapse of restrictions on deferred stock units	12,853	—	—	—	—	—	—	—	—
Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	(2,617)	—	2,617	(38)	—	—	—	—	(38)
Restricted stock forfeited	(6,586)	—	6,586	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(8,367)	(6,947)	(15,314)

Balance at December 31, 2008	83,345,437	834	18,055	(37)	907,319	(448,417)	(12,297)	(9,165)	438,237
Net loss	—	—	—	—	—	(336,955)	—	—	(336,955)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	13,688	—	—	—	13,688
Common shares issued upon vesting of restricted stock units	425,068	4	—	—	(4)	—	—	—	—
Common shares issued upon exercise of stock options	67,522	—	—	—	422	—	—	—	422
Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	(4,453)	—	4,453	(11)	—	—	—	—	(11)
Restricted stock forfeited	(2,013)	—	2,013	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	9,520	5,602	15,122

Balance at December 31, 2009	83,831,561	838	24,521	(48)	921,425	(785,372)	(2,777)	(3,563)	130,503
Net loss	—	—	—	—	—	(58,237)	—	—	(58,237)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	9,555	—	—	—	9,555
Common shares issued pursuant to Exchange Agreement and Stock Purchase Agreement (see Note 7)	17,166,673	172	—	—	98,176	—	—	—	98,348
Common shares issued upon vesting of restricted stock units	1,333,624	13	—	—	(13)	—	—	—	—
Common shares issued upon exercise of stock options	11,718	—	—	—	72	—	—	—	72
Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	(716)	—	716	(4)	—	—	—	—	(4)
Other comprehensive income	—	—	—	—	—	—	2,419	7,197	9,616

Balance at December 31, 2010	102,342,860	$1,023	25,237	$(52)	$1,029,215	$(843,609)	$(358)	$3,634	$189,853

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Description of the Business

Orbitz, Inc. (“Orbitz”) was formed in early 2000 by American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the “Founding Airlines”). In November 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), whose online travel distribution businesses included the HotelClub and RatesToGo brands (collectively referred to as “HotelClub”) and the CheapTickets brand. In February 2005, Cendant acquired ebookers Limited, an international online travel brand which currently has operations in 12 countries throughout Europe (“ebookers”).

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”). We refer to this acquisition as the “Blackstone Acquisition.”

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At December 31, 2010 and December 31, 2009, Travelport and investment funds that own and/or control Travelport’s ultimate parent company beneficially owned approximately 56% and 57% of our outstanding common stock, respectively.

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network and Orbitz for Business in the United States; ebookers in Europe; and HotelClub based in Australia, which has operations globally. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

Basis of Presentation

The accompanying consolidated financial statements present the accounts of Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc. These entities became wholly-owned subsidiaries of ours as part of an intercompany restructuring that was completed on July 18, 2007 in connection with the IPO. Prior to the IPO, these entities had operated as indirect, wholly-owned subsidiaries of Travelport.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of our consolidated financial statements and related notes in conformity with GAAP requires us to make certain estimates and assumptions. Our estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of our consolidated financial statements and the reported amounts of revenue and expense during any period.

Our significant estimates include the collectability of other non-current assets, sales allowances, the realization of deferred tax assets, amounts that may be due under the tax sharing agreement, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, estimated forfeitures related to equity-based compensation expense, and costs to be capitalized as well as the useful life of capitalized software. Actual results could differ from our estimates.

During the first quarter of 2010, we had a change in estimate related to the timing of our recognition of travel insurance revenue. Prior to the first quarter of 2010, we recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. Our travel insurance supplier implemented timelier reporting, and as a result, beginning with the first quarter of 2010, we were able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. This change in estimate resulted in a $2.5 million increase in net revenue and net income and a $0.02 increase in basic and diluted earnings per share for the year ended December 31, 2010.

Foreign Currency Translation

Balance sheet accounts of our operations outside of the United States are translated from foreign currencies into U.S. dollars at the exchange rates as of the consolidated balance sheet dates. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the entity’s functional currency, are included in our consolidated statements of operations.

Revenue Recognition

We recognize revenue when it is earned and realizable, when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We have two primary types of contractual arrangements with our vendors, which we refer to herein as the “merchant” and “retail” models. Under both the merchant and retail models, we record revenue earned net of all amounts paid to our suppliers.

We provide customers the ability to book air travel, hotels, car rentals and other travel products and services through our various websites. These travel products and services are made available to our customers for booking on a stand-alone basis or as part of a vacation package.

Under the merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Customers generally pay us for reservations at the time of booking. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. In the merchant model, we do not take on credit risk with the customer, however we are subject to charge-backs and fraud risk which we monitor closely; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and we have no further obligations to the customer. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively, net of an allowance for cancelled reservations. The timing of recognition is different for retail hotel and retail car transactions than for retail air travel because unlike air travel where the reservation is secured by a customer’s credit card at booking, car rental bookings and hotel bookings are not secured by a customer’s credit card until the pick-up date and check-in date, respectively. Allowances for cancelled reservations primarily relate to cancellations that do not occur through our websites, but instead occur directly through the supplier of the travel product. The amount of the allowance is determined based on our historical experience. The majority of commissions earned under the retail model are based upon contractual agreements.

Vacation packages offer customers the ability to book a combination of travel products. For example, travel products booked in a vacation package may include a combination of air travel, hotel and car rental reservations. We recognize net revenue for the entire package when the customer uses the reservation, which generally occurs on the same day for each travel product included in the vacation package.

Under both the merchant and retail models, we may, depending upon the brand and the travel product, charge our customers a service fee for booking their travel reservation. We recognize revenue for service fees at the time we recognize the net revenue for the corresponding travel product. We also may receive override commissions from suppliers if we meet certain contractual volume thresholds. These commissions are recognized when the amount of the commissions becomes fixed or determinable, which is generally upon notification by the respective travel supplier.

We utilize global distribution systems (“GDS”) services provided by Galileo, Worldspan and Amadeus IT Group. Under our GDS service agreements, we earn revenue in the form of an incentive payment for air, car and hotel segments that are processed through a GDS. Revenue is recognized for these incentive payments at the time the travel reservation is processed through the GDS, which is generally at the time of booking.

We also generate other revenue, which is primarily comprised of revenue from advertising, including sponsoring links on our websites, and travel insurance. Advertising revenue is derived primarily from the delivery of advertisements on our websites and is recognized either at the time of display of each individual advertisement, or ratably over the advertising delivery period, depending on the terms of the advertising contract. Revenues generated from sponsoring links are recognized upon notification from the alliance partner that a transaction has occurred. Travel insurance revenue is recognized when the reservation is made, secured

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by a customer with a credit card and we have no further obligations to the customer, which for travel insurance is at the time of booking.

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

Derivative Financial Instruments

We measure derivatives at fair value and recognize them in our consolidated balance sheets as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. For our derivatives designated as fair value hedges, if any, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For our derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, are recognized in earnings in the current period.

We manage interest rate exposure by utilizing interest rate swaps to achieve a desired mix of fixed and variable rate debt. As of December 31, 2010, we had three interest rate swaps that effectively converted $300.0 million of the $600.0 million term loan facility from a variable to a fixed interest rate (see Note 13 — Derivative Financial Instruments). We determined that our interest rate swaps qualified for hedge accounting and were highly effective as hedges. Accordingly, we have recorded the change in fair value of our interest rate swaps in accumulated other comprehensive income (loss).

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have entered into foreign currency contracts to manage exposure to changes in foreign currencies associated with receivables, payables and forecasted earnings. These foreign currency contracts did not qualify for hedge accounting treatment. As a result, the changes in fair values of the foreign currency contracts were recorded in selling, general and administrative expense in our consolidated statements of operations.

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

Cash and Cash Equivalents

We consider cash and highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates or equals fair value due to their short-term nature.

Allowance for Doubtful Accounts

Our accounts receivable were reported in our consolidated balance sheets net of an allowance for doubtful accounts. We provide for estimated bad debts based on our assessment of our ability to realize receivables, considering historical collection experience, the general economic environment and specific customer information. When we determine that a receivable is not collectable, the account is charged to expense in our consolidated statements of operations. Bad debt expense is recorded in selling, general and administrative expense in our consolidated statements of operations. During the years ended December 31, 2010, December 31, 2009 and December 31, 2008, we recorded bad debt expense of $0, $0.6 million and $0, respectively.

Property and Equipment, Net

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. We depreciate and amortize property and equipment over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life

Leasehold improvements	Shorter of asset’s useful life or non-cancellable lease term
Capitalized software	3 - 10 years
Furniture, fixtures and equipment	3 - 7 years

We capitalize the costs of software developed for internal use when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Amortization commences when the software is placed into service.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also capitalize interest on internal software development projects. The amount of interest capitalized is computed by applying our weighted-average borrowing rate to qualifying expenditures. During the years ended December 31, 2010, December 31, 2009 and December 31, 2008, we capitalized $0, $0.1 million and $0.5 million of interest, respectively.

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

We assess goodwill for possible impairment using a two-step process. The first step identifies if there is potential goodwill impairment. If the step one analysis indicates that impairment may exist, a step two analysis is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge in our consolidated statements of operations.

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

We assess our trademarks and trade names for impairment by comparing their carrying values to their estimated fair values. Impairment exists when the estimated fair value of the trademark or trade name is less than its carrying value. If impairment exists, then the carrying value is reduced to fair value through an impairment charge recorded to our consolidated statements of operations. We use a market or income valuation approach, or a combination of both, to estimate fair values of the relevant trademarks and trade names.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in the amount of payments and tax rates, that could materially affect the present value of the tax sharing liability. Although the expected gross remaining payments that may be due under this agreement were $195.1 million as of December 31, 2010, the timing and amount of payments may change. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our consolidated balance sheets and non-cash interest expense in our consolidated statements of operations. Any changes in the amount of payments are recognized in selling, general and administrative expense in our consolidated statements of operations.

At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we recorded a $37.0 million long-term asset included in other non-current assets in our consolidated balance sheets at December 31, 2010 and December 31, 2009. Cendant is obligated to pay us this amount when it receives the tax benefit. We regularly monitor the financial condition of Cendant to assess the collectability of this asset.

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

Hotel Occupancy Taxes

Some states and localities impose a tax on the use or occupancy of hotel accommodations (“hotel occupancy tax”). Generally, hotels collect hotel occupancy tax based on the amount of money they receive for renting their hotel rooms and remit the tax to the appropriate taxing authorities. Using the travel services our websites offer, customers are able to make hotel room reservations. While applicable tax provisions vary among different taxing jurisdictions, we generally believe that the law does not require us to collect and remit hotel occupancy tax on the compensation that we receive for our travel services. Some tax authorities have initiated lawsuits or administrative proceedings asserting that we are required to collect and remit hotel occupancy tax on the amount of money we receive from customers for facilitating their reservations. The

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ultimate resolution in all jurisdictions cannot be determined at this time. We establish an accrual for legal proceedings (tax or otherwise) when we determine that a loss is both probable and can be reasonably estimated. See Note 10 — Commitments and Contingencies.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued guidance that allows companies to allocate arrangement consideration in a multiple element arrangement in a way that better reflects the transaction economics. It provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined. When this evidence cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance also expands the disclosure requirements to require that an entity provide both qualitative and quantitative information about the significant judgments made in applying this guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued guidance that requires expanded disclosures about fair value measurements. This guidance adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on our consolidated financial statements. The applicable disclosures are included in Note 18 — Fair Value Measurements.

3.	Impairment of Goodwill and Intangible Assets

We assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. We also evaluate the recoverability of our long-lived assets, including our property and equipment and finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for further information on our accounting policy for goodwill, other indefinite-lived intangible assets and finite-lived intangible assets.

2010

During the year ended December 31, 2010, we performed our annual impairment test of goodwill and trademark and trade names as of October 1, 2010.

We estimated the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of October 1, 2010. We used the income approach to estimate the fair value of our reporting units which had goodwill balances and used the market approach to corroborate these estimates. We considered the market approach from a reasonableness standpoint by comparing the multiples of the guideline companies with the implied multiples from the income approach, but primarily relied upon our observed market capitalization to assess reasonableness of the income approach conclusions. The key assumptions used in determining the estimated fair value of our reporting units were the terminal growth rate, forecasted cash flows and the discount rate.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We used appropriate valuation techniques to separately estimate the fair values of all of our trademarks and trade names as of October 1, 2010 and compared those estimates to the respective carrying values. We used an income valuation approach to estimate fair value of the relevant trademarks and trade names. The key assumptions used in determining the estimated fair value of our trademarks and trade names were the terminal growth rate, estimated future revenues, an assumed royalty rate and the discount rate. While certain of these inputs are observable, significant judgment was required to select certain inputs from observed market data.

We were also required to determine the fair value of the property and equipment associated with HotelClub, both as a result of our decision in the fourth quarter of 2010 to migrate HotelClub to the global technology platform and as part of our annual goodwill impairment test. Additionally, we were required to determine the fair values of the finite-lived intangible assets related to our HotelClub reporting unit as of October 1, 2010. We used an income valuation approach to estimate the fair value of the property and equipment and finite-lived intangible assets.

In connection with our annual impairment test and as a result of lower than expected performance and future cash flows for HotelClub and CheapTickets, we recorded a non-cash impairment charge of $70.2 million during the year ended December 31, 2010, of which $41.8 million was to impair the goodwill of HotelClub and $28.4 million was to impair the trademarks and trade names associated with HotelClub and CheapTickets. These charges were included in the impairment of goodwill and intangible assets expense line item in our consolidated statement of operations. As a result of our decision to migrate HotelClub to the global technology platform, we also recorded a $4.5 million non-cash charge to impair HotelClub capitalized software. This charge was included in the impairment of property and equipment and other assets expense line item in our consolidated statement of operations. The remaining capitalized software balance at HotelClub following this charge was not material.

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

We estimated the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, as described above, and relevant data available through and as of March 31, 2009. The key assumptions used in determining the estimated fair value of our reporting units were the terminal growth rate, forecasted cash flows and the discount rate.

We used appropriate valuation techniques to separately estimate the fair values of all of our trademarks and trade names as of March 31, 2009 and compared those estimates to the respective carrying values. We used an income valuation approach to estimate fair values of the relevant trademarks and trade names. The key assumptions used in determining the estimated fair value of our trademarks and trade names were the terminal growth rate, estimated future revenues, an assumed royalty rate and the discount rate. While certain of these inputs are observable, significant judgment was required to select certain inputs from observed market data.

As part of our interim impairment test, we were required to determine the fair values of our finite-lived intangible assets, including our customer and vendor relationships, as of March 31, 2009. We determined the fair values of our finite-lived intangible assets by discounting the estimated future cash flows of these assets.

As a result of our interim impairment test, we concluded that the goodwill across all of our reporting units which had goodwill balances and the trademarks and trade names associated with our HotelClub, Orbitz and CheapTickets brands were impaired. Accordingly, we recorded a non-cash impairment charge of

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$331.5 million during the year ended December 31, 2009, of which $249.4 million was to impair goodwill and $82.1 million was to impair trademarks and trade names. These charges were included in the impairment of goodwill and intangible assets expense line item in our consolidated statement of operations.

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

We further used appropriate valuation techniques to separately estimate the fair values of all of our trademarks and trade names as of September 30, 2008 and compared those estimates to the respective carrying values. We used a market or income valuation approach to estimate fair values of the relevant trademarks and trade names.

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

As a result of this testing, we concluded that the goodwill and trademarks and trade names related to both our domestic and international subsidiaries as well as the customer relationships related to our domestic subsidiaries were impaired. Accordingly, we recorded a non-cash impairment charge of $297.0 million during the year ended December 31, 2008, of which $209.8 million was to impair goodwill, $74.2 million was to impair trademarks and trade names and $13.0 million was to impair customer relationships. These charges were included in the impairment of goodwill and intangible assets expense line item in our consolidated statements of operations.

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)

Capitalized software	$252,968	$221,261
Furniture, fixtures and equipment	72,941	68,896
Leasehold improvements	13,352	13,443
Construction in progress	14,310	13,482

Gross property and equipment	353,571	317,082
Less: accumulated depreciation and amortization	(195,508)	(136,120)

Property and equipment, net	$158,063	$180,962

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, we recorded depreciation and amortization expense related to property and equipment in the amount of $61.7 million, $52.2 million and $47.7 million, respectively.

There were no assets subject to capital leases at December 31, 2010 and December 31, 2009.

During the year ended December 31, 2010, we recorded a non-cash charge of $4.5 million to impair capitalized software assets for HotelClub. This charge was included in the impairment of property and equipment and other assets expense line item in our consolidated statement of operations (see Note 3 — Impairment of Goodwill and Intangible Assets).

5.	Goodwill and Intangible Assets

In connection with the Blackstone Acquisition, the carrying values of our assets and liabilities were revised to reflect fair values as of August 23, 2006. The total amount of resulting goodwill that was assigned to us was $1.2 billion.

Goodwill and indefinite-lived intangible assets consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
	(in thousands)

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$677,964	$713,123
Trademarks and trade names	128,431	155,090

The changes in the carrying amount of goodwill during the years ended December 31, 2010 and December 31, 2009 were as follows:

Amount
(in thousands)

Balance at December 31, 2008, net of accumulated impairment of $209,753	$948,648
Impairment (a)	(249,446)
Impact of foreign currency translation (b)	13,921

Balance at December 31, 2009, net of accumulated impairment of $459,199	713,123
Impairment (a)	(41,753)
Impact of foreign currency translation (b)	6,594

Balance at December 31, 2010, net of accumulated impairment of $500,952	$677,964

(a)	During the years ended December 31, 2010, December 31, 2009 and December 31, 2008, we recorded non-cash impairment charges related to goodwill and trademarks and trade names (see Note 3 — Impairment of Goodwill and Intangible Assets).

(b)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-lived intangible assets consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010				December 31, 2009
	Gross		Net	Weighted-	Gross		Net	Weighted-
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
		(in thousands)		(in years)		(in thousands)		(in years)

Finite-Lived Intangible Assets:
Customer relationships (c)	$12,000	$(6,625)	$5,375	6	$66,190	$(50,329)	$15,861	4
Vendor relationships and other	5,779	(3,505)	2,274	7	5,072	(2,371)	2,701	7

Total Finite-Lived Intangible Assets	$17,779	$(10,130)	$7,649	7	$71,262	$(52,700)	$18,562	5

(c)	During the year ended December 31, 2010, we wrote off the gross carrying amount and corresponding accumulated amortization related to $54.2 million of fully amortized customer relationship intangible assets whose useful lives expired during the period.

For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, we recorded amortization expense related to finite-lived intangible assets in the amount of $11.2 million, $17.0 million and $18.8 million, respectively. These amounts were included in depreciation and amortization expense in our consolidated statements of operations.

The table below shows estimated amortization expense related to our finite-lived intangible assets over their remaining useful lives:

Year	(in thousands)

2011	$3,138
2012	2,067
2013	1,717
2014	727

Total	$7,649

6.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)

Employee costs (a)	$20,367	$32,684
Tax sharing liability, current	19,813	17,390
Advertising and marketing	18,282	17,897
Contract exit costs (b)	7,732	4,858
Customer service costs	6,306	5,575
Professional fees	5,900	4,414
Customer refunds	5,126	2,963
Airline rebates	4,907	6,121
Technology costs	4,894	4,413
Customer incentive costs	2,541	2,062
Unfavorable contracts, current	2,490	3,300
Other	7,440	11,094

Total accrued expenses	$105,798	$112,771

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The change in accrued employee costs primarily represented lower accrued employee incentive compensation at December 31, 2010 compared with December 31, 2009.

(b)	In connection with our early termination of an agreement in 2007, we are required to make termination payments totaling $18.5 million from January 1, 2008 to December 31, 2016. We accreted interest expense of $1.0 million, $1.3 million and $1.4 million related to the termination liability during the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. We also made termination payments of $1.1 million, $3.6 million and $1.5 million during the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. At December 31, 2010, the net present value of the remaining termination payments of $11.1 million was included in our consolidated balance sheets, $7.7 million of which was included in accrued expenses and $3.4 million of which was included in other non-current liabilities. At December 31, 2009, the net present value of the remaining termination payments of $11.3 million was included in our consolidated balance sheets, $4.9 million of which was included in accrued expenses and $6.4 million of which was included in other non-current liabilities.

7.	Term Loan and Revolving Credit Facility

On July 25, 2007, we entered into a $685.0 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600.0 million term loan facility (“Term Loan”) and a six-year $85.0 million revolving credit facility, which was effectively reduced to a $72.5 million revolving credit facility following the bankruptcy of Lehman Commercial Paper Inc. in October 2008 (“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The principal amount of the Term Loan is payable in quarterly installments of $1.3 million, with the final installment (equal to the remaining outstanding balance) due upon maturity in July 2014. In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2009, we made a $21.0 million prepayment on the Term Loan in the first quarter of 2010. Based on our excess cash flow for the year ended December 31, 2010, we are required to make a $19.8 million prepayment on the Term Loan in the first quarter of 2011. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. As a result, we will not be required to make any scheduled principal payments on the Term Loan during 2011.

The changes in the Term Loan during the years ended December 31, 2010 and December 31, 2009 were as follows:

Amount
(in thousands)

Balance at December 31, 2008	$592,500
Scheduled principal payments	(5,924)
Repurchases (a)	(10,000)

Balance at December 31, 2009	576,576
Prepayment from excess cash flow	(20,994)
Repurchases (b)	(63,561)

Balance at December 31, 2010	$492,021

(a)	On June 2, 2009, we entered into an amendment (the “Amendment”) to our Credit Agreement, which permitted us to purchase portions of the outstanding Term Loan on a non-pro rata basis using cash up

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to $10.0 million and future cash proceeds from equity issuances and in exchange for equity interests on or prior to June 2, 2010. Any portion of the Term Loan purchased by us was retired pursuant to the Amendment.

On June 17, 2009, we completed the purchase of $10.0 million in principal amount of the Term Loan, as required by the Amendment. We immediately retired this portion of the Term Loan in accordance with the Amendment. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of $0.1 million) exceeded the amount we paid to purchase the debt (inclusive of miscellaneous fees incurred) by $2.2 million. Accordingly, we recorded a $2.2 million gain on extinguishment of this portion of the Term Loan, which was included in other income in our consolidated statement of operations for the year ended December 31, 2009.

(b)	On January 26, 2010, pursuant to an Exchange Agreement we entered into with PAR Investment Partners, L.P. (“PAR”), as amended, PAR exchanged $49.6 million aggregate principal amount of the Term Loan for 8,141,402 shares of our common stock. We immediately retired the portion of the Term Loan purchased from PAR in accordance with the Amendment. The fair value of our common shares issued in the exchange was $49.4 million. After taking into account the write-off of unamortized debt issuance costs of $0.4 million and $0.2 million of other miscellaneous fees incurred to purchase this portion of the Term Loan, we recorded a $0.4 million loss on extinguishment of this portion of the Term Loan, which was included in other income in our consolidated statement of operations for the year ended December 31, 2010. Concurrently, pursuant to a Stock Purchase Agreement we entered into with Travelport, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash. We incurred $1.1 million of issuance costs associated with these equity investments by PAR and Travelport, which were included in additional paid in capital in our consolidated balance sheet at December 31, 2010.

In May 2010, we used a portion of the cash proceeds received from Travelport’s purchase of shares of our common stock in January 2010 to purchase $14.0 million in principal amount of the Term Loan. We immediately retired this portion of the Term Loan in accordance with the Amendment. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of $0.1 million) exceeded the amount we paid to purchase this portion of the Term Loan by $0.4 million. Accordingly, we recorded a $0.4 million gain on extinguishment of a portion of the Term Loan, which was included in other income in our consolidated statement of operations for the year ended December 31, 2010.

At December 31, 2010, $300.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $192.0 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 4.27% (see Note 13 — Derivative Financial Instruments). At December 31, 2009, $200.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $376.6 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 4.26%.

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

At December 31, 2010, there were no outstanding borrowings under the Revolver, and the equivalent of $12.4 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sterling. At December 31, 2009, there were $42.2 million of borrowings outstanding under the Revolver, all of which were denominated in U.S. dollars and had a variable interest rate equal to the U.S.-dollar LIBOR rate plus 225 basis points, or 2.48%. At December 31, 2009, there were also the equivalent of $4.5 million of outstanding letters of credit issued under the Revolver, which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. We had $60.1 million and $25.8 million of availability under the Revolver at December 31, 2010 and December 31, 2009, respectively. Commitment fees on unused amounts under the Revolver were $0.3 million, $0.1 million and $0.4 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

We incurred an aggregate of $5.0 million of debt issuance costs in connection with the Term Loan and Revolver. These costs are being amortized to interest expense over the contractual terms of the Term Loan and Revolver based on the effective-yield method. Amortization of debt issuance costs was $0.7 million for each of the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

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

The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not to exceed a maximum total leverage ratio, each as defined in the Credit Agreement. The minimum fixed charge coverage ratio that we are required to maintain for the remainder of the Credit Agreement is 1 to 1. The maximum total leverage ratio that we were required not to exceed was 3.5 to 1 at December 31, 2010 and declines to 3 to 1 effective March 31, 2011. As of December 31, 2010, we were in compliance with all covenants and conditions of the Credit Agreement.

The table below shows the aggregate maturities of the Term Loan over the remaining term of the Credit Agreement, excluding any mandatory prepayments that could be required under the Term Loan beyond the first quarter of 2011. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2011 is not reasonably estimable as of December 31, 2010.

Year	(in thousands)

2011	$19,808
2012	—
2013	—
2014	472,213

Total	$492,021

8.	Tax Sharing Liability

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to pay in future years. For each tax period during the term of the tax sharing agreement, we are obligated to pay the Founding Airlines a significant percentage of the amount of the tax benefit realized as a result of the taxable exchange. The tax sharing agreement commenced upon consummation of the Orbitz IPO and continues until all tax benefits have been utilized.

As of December 31, 2010, the estimated remaining payments that may be due under this agreement were approximately $195.1 million. Payments under the tax sharing agreement are generally due in the second, third and fourth calendar quarters of the year, with two payments due in the second quarter. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $121.4 million and $126.1 million at December 31, 2010 and December 31, 2009, respectively. This estimate was based upon certain assumptions, including our future operating performance and taxable income, the tax rate, the timing of tax payments, current and projected market conditions, and the applicable discount rate, all of which we believe are reasonable. The discount rate assumption was based on our weighted-average cost of capital at the time of the Blackstone Acquisition, which was approximately 12%. These assumptions are inherently uncertain, however, and actual results could differ from our estimates.

The table below shows the changes in the tax sharing liability during the past two years:

Amount
(in thousands)

Balance at December 31, 2008	$123,798
Accretion of interest expense(a)	13,509
Cash payments	(11,075)
Adjustment due to a reduction in our effective tax rate(b)	(106)

Balance at December 31, 2009	126,126
Accretion of interest expense(a)	14,117
Cash payments	(18,885)

Balance at December 31, 2010	$121,358

(a)	We accreted interest expense related to the tax sharing liability of $14.1 million, $13.5 million and $15.9 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

(b)	This adjustment was recorded to appropriately reflect our liability under the tax sharing agreement following a reduction in our effective tax rate during the year ended December 31, 2008. The reduction in our effective tax rate reduced the estimated remaining payments that may be due to the airlines under the tax sharing agreement. This adjustment was recorded as a reduction to selling, general and administrative expense in our consolidated statements of operations, as this liability represents a commercial liability, not a tax liability. If our effective tax rate changes in the future, we may be required to further adjust our liability under the tax sharing agreement.

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $19.8 million and $17.4 million was included in accrued expenses in our consolidated balance sheets at December 31, 2010 and December 31, 2009, respectively. The long-term portion of the tax sharing liability of $101.6 million and $108.7 million was reflected as the tax sharing liability in our consolidated balance sheets at December 31, 2010 and December 31, 2009, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the estimated payments under the tax sharing agreement over the next five years:

Year	(in thousands)

2011	$21,182
2012	20,375
2013	17,604
2014	18,171
2015	18,729
Thereafter	98,989

Total	$195,050

At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we had recorded a long-term asset of $37.0 million for such amounts, which was included in other non-current assets in our consolidated balance sheets at December 31, 2010 and December 31, 2009. We expect to collect this amount when Cendant receives the tax benefit. Similar to our trade accounts receivable, if we were, in the future, to determine that all or a portion of this amount is not collectable, the portion of this asset that was no longer deemed collectable would be charged to expense in our consolidated statements of operations.

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

Under the Charter Associate Agreements, we must pay a portion of the GDS incentive revenue we earn from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter Associate Airline are booked through our Orbitz.com and OrbitzforBusiness.com websites utilizing Worldspan. We also receive in-kind marketing and promotional support from the Charter Associate Airlines under the Charter Associate Agreements.

The rebate structure under the Charter Associate Agreements was considered unfavorable when compared with market conditions at the time of the Blackstone Acquisition. As a result, a net unfavorable contract liability was established on the acquisition date. The amount of this liability was determined based on the discounted cash flows of the expected future rebate payments we would be required to make to the Charter Associate Airlines, net of the fair value of the expected in-kind marketing and promotional support we would receive from the Charter Associate Airlines. The portion of the net unfavorable contract liability related to the expected future rebate payments is amortized as an increase to net revenue, whereas the partially offsetting asset for the expected in-kind marketing and promotional support is amortized as an increase to marketing expense in our consolidated statements of operations, both on a straight-line basis over the remaining contractual term.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the changes in the net unfavorable contract liability during the past two years:

Amount
(in thousands)

Balance at December 31, 2008	$16,501
Amortization (a)	(3,300)

Balance at December 31, 2009	13,201
Amortization (a)	(9,226)
Impairment (b)	6,583

Balance at December 31, 2010	$10,558

(a)	We recognized net amortization for the unfavorable portion of the Charter Associate Agreements in the amount of $9.2 million ($14.7 million was recorded as an increase to net revenue and $5.5 million was recorded as an increase to marketing expense) for the year ended December 31, 2010 and $3.3 million ($9.3 million was recorded as an increase to net revenue and $6.0 million was recorded as an increase to marketing expense) for each of the years ended December 31, 2009 and December 31, 2008. For the year ended December 31, 2010, the $14.7 million recorded as an increase to net revenue included $5.6 million in accelerated amortization related to the termination of our Charter Associate Agreement with American Airlines (“AA”) effective December 2010. As a result of this termination, we are no longer required to make rebate payments to AA under this agreement, and therefore, we reduced the unfavorable contract liability by $5.6 million. This reduction was recorded as an increase to net revenue in our consolidated statement of operations.

(b)	During the year ended December 31, 2010, we recorded non-cash charges of $3.6 million to impair the portion of the asset related to the expected in-kind marketing and promotional support to be received from Northwest Airlines under our Charter Associate Agreement with that airline. As a result of the completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines was no longer obligated to provide us with in-kind marketing and promotional support after June 1, 2010. This impairment charge was included in the impairment of property and equipment and other assets line item in our consolidated statement of operations for the year ended December 31, 2010.

As discussed in (a) above, effective December 2010, AA terminated its Charter Associate Agreement with us. Consequently, AA was no longer obligated to provide us with in-kind marketing and promotional support, and we were no longer required to make rebate payments to AA under this agreement. As a result, in December 2010, we recorded a $3.0 million non-cash charge to impair the asset related to the expected in-kind marketing and promotional support to be received from AA under its Charter Associate Agreement with us. This impairment charge was included in the impairment of property and equipment and other assets line item in our consolidated statement of operations for the year ended December 31, 2010.

Concurrent with AA’s termination of its Charter Associate Agreement with us, AA also terminated the Supplier Link Agreement that it entered into with Orbitz in February 2004. The Supplier Link Agreement established a direct link between Orbitz.com and AA’s internal reservation systems and required that Orbitz book certain airline tickets through that direct link rather than through a GDS. Additionally, AA terminated our authority to ticket AA flights on our Orbitz.com and OrbitzforBusiness.com websites.

At December 31, 2010 and December 31, 2009, the net unfavorable contract liability was $10.6 million and $13.2 million, respectively. The current portion of the liability of $2.5 million and $3.3 million was included in accrued expenses in our consolidated balance sheets at December 31, 2010 and December 31, 2009, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The long-term portion of the liability of $8.1 million and $9.9 million was included in unfavorable contracts in our consolidated balance sheets at December 31, 2010 and December 31, 2009, respectively.

10.	Commitments and Contingencies

The following table summarizes our commitments as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)

Contract exit costs (a)	$7,732	$2,285	$1,229	$647	$278	$63	$12,234
Operating leases (b)	5,692	4,565	5,135	4,601	2,490	20,104	42,587
Travelport GDS contract (c)	41,045	20,000	20,000	20,000	—	—	101,045
Telecommunications service agreements	2,500	4,156	1,656	1,656	—	—	9,968
Systems infrastructure agreements	2,225	—	—	—	—	—	2,225
Software license agreements	202	—	—	—	—	—	202

Total	$59,396	$31,006	$28,020	$26,904	$2,768	$20,167	$168,261

(a)	Represents costs due to the early termination of an agreement.

(b)	These operating leases are primarily for facilities and equipment and represent non-cancellable leases. Certain leases contain periodic rent escalation adjustments and renewal options. Our operating leases expire at various dates, with the latest maturing in 2023. For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, we recorded rent expense in the amount of $6.1 million, $6.8 million and $6.4 million, respectively. As a result of various subleasing arrangements that we have entered into, we are expecting approximately $4.1 million in sublease income through 2014.

(c)	We have an agreement with Travelport to use GDS services provided by both Galileo and Worldspan (the “Travelport GDS Service Agreement”). The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each segment that is processed through the Worldspan and Galileo GDSs (the “Travelport GDSs”). This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 33.7 million segments during the year ended December 31, 2010, 16.0 million segments through Worldspan and 17.7 million segments through Galileo. The required number of segments processed annually for Worldspan is fixed at 16.0 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed by our domestic brands in the preceding year. We are required to process approximately 16.8 million segments through Galileo during the year ending December 31, 2011. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. We are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDS. Historically, we have met the minimum segment requirement for our domestic brands. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan during the remainder of the contract term and shortfall payments required if we do not process any segments through Galileo during the year ending December 31, 2011. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict shortfall payments that may be required beyond 2011. However, we do not expect to make any shortfall payments for our domestic brands in the foreseeable future.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2010, December 31, 2009 and December 31, 2008, and as a result, we were required to make shortfall payments of $0.4 million, $0.4 million and $0.2 million to Travelport related to each of these years, respectively. Because the required number of segments to be processed through the Travelport GDSs is dependent on the actual segments processed by ebookers in certain countries in a given year, we are unable to predict shortfall payments that may be required for the years beyond 2010. As a result, the table above excludes any shortfall payments that may be required related to our ebookers brands for the years beyond 2010. If we meet the minimum number of segments, we are not required to make shortfall payments to Travelport (see Note 17 — Related Party Transactions).

In addition to the commitments shown above, we are required to make principal payments on the Term Loan (see Note 7 — Term Loan and Revolving Credit Facility). We also expect to make approximately $195.1 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 8 — Tax Sharing Liability). Also excluded from the above table are $3.8 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the Louisiana Department of Revenue; the New Mexico Taxation and Revenue Department; the Wyoming Department of Revenue; the Colorado Department of Revenue; the Montana Department of Revenue; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Colorado Springs and Steamboat Springs, Colorado; St. Louis, Missouri; and the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against the Company, individually ranging from $0 to approximately $40.9 million, and totaling approximately $68.3 million.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assessments that are administratively final and subject to judicial review have been issued by the cities of Anaheim, San Francisco and San Diego, California; the counties of Miami-Dade and Broward, Florida; the Indiana Department of Revenue and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the West Virginia Department of Revenue; the Texas Comptroller; the South Carolina Department of Revenue; Hawaii Department of Taxation; the cities of Los Angeles and Santa Monica, California; the city of Denver, Colorado; the city of Philadelphia, Pennsylvania; the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; and the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia; Osceola, Florida; and Montgomery, Maryland. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of December 31, 2010, we had a $1.9 million accrual related to various legal proceedings. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We cannot estimate our range of loss, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our consolidated statements of operations for reimbursements received of $6.3 million, $6.0 million and $7.8 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. As such, as of December 31, 2010, we had not recognized a reduction to selling, general and administrative expense in our consolidated statements of operations for the outstanding contingent claims for which we have not received reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations to third parties. At December 31, 2010 and December 31, 2009, there were $0.7 million and $0.8 million of surety bonds outstanding, respectively. At December 31, 2010 and December 31, 2009, there were $1.6 million and $1.5 million of bank guarantees outstanding, respectively.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement (as amended) entered into in connection with the IPO. At December 31, 2010 and December 31, 2009, there were $72.3 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 17 - Related Party Transactions). In addition, at December 31, 2010 and December 31, 2009, there were the equivalent of $12.4 million and $4.5 million of outstanding letters of credit issued under the Revolver, respectively, which were denominated in Pounds Sterling. Total letter of credit fees were $4.1 million, $3.8 million and $2.5 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

Pre-tax income (loss) for U.S. and non-U.S. operations consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

U.S.	$37,723	$(274,674)	$(123,692)
Non-U.S.	(93,579)	(53,048)	(176,825)

Loss before income taxes	$(55,856)	$(327,722)	$(300,517)

The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Current
U.S. federal and state	$93	$1,404	$154
Non-U.S.	794	909	1,923

	887	2,313	2,077
Deferred
U.S. federal and state	—	—	829
Non-U.S.	1,494	6,920	(4,861)

	1,494	6,920	(4,032)

Provision (benefit) for income taxes	$2,381	$9,233	$(1,955)

As of December 31, 2010 and December 31, 2009, our U.S. federal, state and foreign income taxes receivable was $0.3 million and $0.2 million, respectively.

The provision for income taxes for the year ended December 31, 2010 was primarily due to taxes on the net income of certain European-based subsidiaries that had not established a valuation allowance and U.S., state and local income taxes. The provision for income taxes for the year ended December 31, 2009 was primarily due to a full valuation allowance established against $10.9 million of foreign deferred tax assets related to our Australia-based business, as it was determined that it was more likely than not that these deferred tax assets were no longer realizable. We are required to assess whether valuation allowances should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard on a tax jurisdiction by jurisdiction basis. We assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated in our determination was cumulative losses incurred over the three year period ended December 31, 2010. This objective evidence limited our ability to consider other subjective evidence such as future income projections.

The tax provisions recorded for the years ended December 31, 2010 and December 31, 2009 were disproportionate to the amount of pre-tax net loss incurred during each respective period primarily because we were not able to realize any tax benefits on the goodwill and trademark and trade names impairment charges recorded during each of those years. The amount of the tax benefit recorded during the year ended December 31, 2008 is disproportionate to the amount of pre-tax net loss incurred during the year primarily because we were not able to realize any tax benefit on the goodwill impairment charge and only a limited amount of tax benefit on the trademarks and trade names impairment charge recorded during the year ended December 31, 2008.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our effective income tax rate differs from the U.S. federal statutory rate as follows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008:

	Years Ended December 31,
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(1.0)	(0.2)	0.1
Taxes on non-U.S. operations at differing rates	(5.4)	(0.8)	(1.3)
Change in valuation allowance	(6.0)	(10.5)	(9.0)
Goodwill impairment charges	(25.9)	(26.6)	(24.8)
Reserve for uncertain tax positions	(0.1)	(0.1)	0.1
Other	(0.9)	0.4	0.6

Effective income tax rate	(4.3)%	(2.8)%	0.7%

Current and non-current deferred income tax assets and liabilities in various jurisdictions are comprised of the following:

	December 31,
	2010	2009
	(in thousands)

Current deferred income tax assets (liabilities):
Accrued liabilities and deferred income	$4,479	$4,699
Provision for bad debts	156	82
Prepaid expenses	(1,470)	(1,846)
Tax sharing liability	7,195	6,315
Change in reserve accounts	2,808	1,780
Other	(404)	(404)
Valuation allowance	(12,717)	(10,580)

Current net deferred income tax assets	$47	$46

Non-current deferred income tax assets (liabilities):
U.S. net operating loss carryforwards	$46,041	$47,381
Non-U.S. net operating loss carryforwards	102,157	94,768
Accrued liabilities and deferred income	4,038	5,972
Depreciation and amortization	106,015	116,272
Tax sharing liability	36,874	39,485
Change in reserve accounts	2,930	3,595
Other	9,895	21,769
Valuation allowance	(299,803)	(319,288)

Non-current net deferred income tax assets	$8,147	$9,954

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current and deferred income tax assets were presented in our consolidated balance sheets as follows:

	December 31,
	2010	2009
	(in thousands)

Current net deferred income tax assets:
Deferred income tax asset, current(a)	$47	$46

Current net deferred income tax assets	$47	$46

Non-current net deferred income tax assets:
Deferred income tax asset, non-current	$8,147	$9,954

Non-current net deferred income tax assets	$8,147	$9,954

(a)	The current portion of the deferred income tax asset at December 31, 2010 and December 31, 2009 is included in other current assets in our consolidated balance sheets.

As of December 31, 2010 and December 31, 2009, we had established valuation allowances against the majority of our deferred tax assets. As a result, any changes in our gross deferred tax assets and liabilities during the years ended December 31, 2010 and December 31, 2009 were largely offset by corresponding changes in our valuation allowances, resulting in a decrease in our net deferred tax assets of $1.8 million and $4.3 million, respectively.

The net deferred tax assets at December 31, 2010 and December 31, 2009 amounted to $8.2 million and $10.0 million, respectively. These net deferred tax assets relate to temporary tax to book differences in non-U.S. jurisdictions, the realization of which is, in management’s judgment, more likely than not. We have assessed, based on experience with relevant taxing authorities, our expectations of future taxable income, carry-forward periods available and other relevant factors, that we will be more likely than not to recognize these deferred tax assets.

As of December 31, 2010, we had U.S. federal and state net operating loss carry-forwards of approximately $115.1 million and $143.9 million, respectively, which expire between 2021 and 2029. In addition, we had $371.6 million of non-U.S. net operating loss carry-forwards, most of which do not expire. Additionally, we had $4.5 million of U.S. federal and state income tax credit carry-forwards which expire between 2027 and 2030 and $1.1 million of U.S. federal income tax credits which have no expiration date. No provision has been made for U.S. federal or non-U.S. deferred income taxes on approximately $11.3 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2010. A provision has not been established because it is our present intention to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings at December 31, 2010 is not practicable.

In December 2009, as permitted under the U.K. group relief provisions, we surrendered $17.2 million of net operating losses generated in 2007 to Donvand Limited, a subsidiary of Travelport. A full valuation allowance had previously been established for such net operating losses. As a result, upon surrender, we reduced our gross deferred tax assets and the corresponding valuation allowance by $4.8 million.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the changes in this liability during the years ended December 31, 2010 and December 31, 2009:

Amount
(in thousands)

Balance at December 31, 2008	$5,765
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(970)
Impact of foreign currency translation	115

Balance at December 31, 2009	4,910
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(1,140)
Impact of foreign currency translation	26

Balance at December 31, 2010	$3,796

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1.0 million and $1.1 million at December 31, 2010 and December 31, 2009, respectively. We do not expect our liability for unrecognized tax benefits to significantly change over the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest and penalties of $0.1 million, $0.2 million and $0.2 million during the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Accrued interest and penalties were $0.7 million and $0.6 million as of December 31, 2010 and December 31, 2009, respectively.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), the United Kingdom and Australia. With limited exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006. We are no longer subject to U.K. federal income tax examinations for years before 2007. We are no longer subject to Australian federal income tax examinations for years before 2006.

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

12.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”) . The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors (the “Compensation Committee”) for participation in the Plan. At our Annual Meeting of Shareholders on June 2, 2010, our shareholders approved an amendment to the Plan, increasing the number of shares of our common stock available for issuance under the Plan from 15,100,000 shares to

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18,100,000 shares, subject to adjustment as provided by the Plan. As of December 31, 2010, 6,131,563 shares were available for future issuance under the Plan.

Stock Options

The table below summarizes the stock option activity under the Plan during the year ended December 31, 2010:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
		Exercise Price	Contractual Term	Value
	Shares	(per share)	(in years)	(in thousands)

Outstanding at December 31, 2009	4,236,083	$9.46	6.5	$4,737
Granted	1,050,000	$4.88	6.5
Granted in connection with stock option exchange(a)	433,488	$5.22	6.5
Exercised	(11,718)	$6.12	4.5
Forfeited	(708,422)	$12.34	5.9
Cancelled in connection with stock option exchange(a)	(1,260,598)	$15.00	6.5

Outstanding at December 31, 2010	3,738,833	$5.28	5.5	$2,379

Exercisable at December 31, 2010	1,627,340	$5.58	5.2	$839

(a)	On May 3, 2010, we commenced an offer to eligible employees to exchange certain out-of-the-money options to purchase our common stock for a lesser number of new stock options with an exercise price equal to the fair market value of our common stock at the completion of the exchange offer. Stock options eligible for the exchange were those with an exercise price per share of $15.00 that were granted at the time of the IPO. The offering period closed on May 28, 2010. On that date, 1,260,598 stock options were tendered and exchanged for 433,488 new stock options with an exercise price of $5.22 per share. No incremental compensation expense was recognized in connection with the exchange because the fair value of the new stock options granted approximated the fair value of the stock options exchanged. The vesting terms and contractual expiration of the new stock options granted in the exchange are the same as those of the old stock options. However, the option holders who elected to participate in the exchange were required to wait until the six-month anniversary of the completion of the exchange before exercising any of their new stock options, including those new stock options that vested during that six-month period.

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. The stock options granted at the time of the IPO as additional compensation to our employees who previously held equity awards under Travelport’s Equity-Based Long-Term Incentive Plan (the “Travelport Plan”) vested quarterly over a three-year period and became fully vested in May 2010. All other stock options vest annually over a four-year period, or vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly basis thereafter. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for stock options granted during the years ended December 31, 2010 (excluding the stock options granted in connection with the stock option exchange), December 31, 2009 and December 31, 2008 are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. We use historical turnover to estimate employee forfeitures.

	Years Ended December 31,
Assumptions:	2010	2009	2008

Dividend yield (a)	—	—	—
Expected volatility	42%	49%	41%
Expected life (in years)	4.69	4.58	4.76
Risk-free interest rate	2.09%	1.47%	3.62%

(a)	Our dividend yield is estimated to be zero since we did not declare or pay any cash dividends on our common stock during the years ended December 31, 2010, December 31, 2009 or December 31, 2008, and we do not intend to in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, may require the consent of Travelport and will depend on several factors, including our financial condition, results of operations, capital requirements, restrictions contained in existing and future financing instruments and other factors that our board of directors may deem relevant.

Based on the above assumptions, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2010, December 31, 2009 and December 31, 2008 was $1.88, $1.73 and $2.54, respectively.

During the years ended December 31, 2010, December 31, 2009 and December 31, 2008, the total fair value of options that vested during the period was $2.2 million, $5.0 million and $4.3 million, respectively. In addition, the intrinsic value of options exercised was $0 for each of the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan during the year ended December 31, 2010:

		Weighted-Average
		Grant Date
	Restricted	Fair Value
	Stock Units	(per share)

Unvested at December 31, 2009	5,650,750	$4.31
Granted	1,550,000	$5.01
Vested (a)	(2,030,192)	$6.92
Forfeited	(936,968)	$4.09

Unvested at December 31, 2010	4,233,590	$3.37

(a)	We issued 1,333,624 shares of common stock in connection with the vesting of restricted stock units during the year ended December 31, 2010, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

The restricted stock units granted at the time of the IPO upon conversion of unvested equity-based awards previously held by our employees under the Travelport Plan vested quarterly over a three-year period and

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

became fully vested in May 2010. All other restricted stock units cliff vest at the end of either a two-year or three-year period, or vest annually over a three-year or four-year period. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period.

The fair value of restricted stock units that vested during the years ended December 31, 2010, December 31, 2009 and December 31, 2008 was $14.0 million, $5.2 million and $3.4 million, respectively. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2010, December 31, 2009 and December 31, 2008 was $5.01, $1.92 and $6.12 per unit, respectively.

Restricted Stock

The table below summarizes activity regarding unvested restricted stock under the Plan during the year ended December 31, 2010:

		Weighted-Average
		Grant Date
		Fair Value
	Restricted Stock	(per share)

Unvested at December 31, 2009	2,195	$8.45
Vested (a)	(2,195)	$8.45

Unvested at December 31, 2010	—	$—

(a)	Includes 716 shares of common stock transferred to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock. These shares are held by us in treasury.

Shares of restricted stock were granted upon conversion of the Class B partnership interests previously held by our employees under the Travelport Plan. The restricted stock vested quarterly over a three-year period and became fully vested in May 2010. The fair value of restricted stock on the date of grant was amortized on a straight-line basis over the requisite service period.

The total fair value of the restricted stock that vested was $0, $0.1 million and $0.1 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. No restricted stock was granted during the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

Performance-Based Restricted Stock Units

The table below summarizes activity regarding unvested performance-based restricted stock units (“PSUs”) under the Plan during the year ended December 31, 2010:

		Weighted-Average
	Performance-Based	Grant Date
	Restricted	Fair Value
	Stock Units	(per share)

Unvested at December 31, 2009 (a)	227,679	$6.28
Granted (b)	387,000	$4.90
Forfeited	(53,571)	$6.28

Unvested at December 31, 2010	561,108	$5.33

(a)	On June 19, 2008, the Compensation Committee approved a grant of 249,108 PSUs to certain of our executive officers. The PSUs entitled the executives to receive a certain number of shares of our common stock based on the Company’s satisfaction of certain financial and strategic performance goals, including net revenue growth, adjusted EBITDA margin improvement and the achievement of specified technology milestones during fiscal years 2008, 2009 and 2010 (the “Performance Period”).

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The performance conditions also provided that if the Company’s aggregate adjusted EBITDA during the Performance Period did not equal or exceed a certain threshold, each PSU award would be forfeited. The fair value of each PSU was $6.28. As of December 31, 2010, we expected none of these PSUs to vest. In the first quarter of 2011, upon determination by the Compensation Committee that the performance conditions were not satisfied, these PSUs were forfeited.

(b)	On June 2, 2010, the Compensation Committee approved a grant of PSUs to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU, subject to the satisfaction of a performance condition. The performance condition required that the Company’s adjusted EBITDA for fiscal year 2010 equaled or exceeded a certain threshold, or each PSU would be forfeited. If this performance condition was met, the PSUs would vest annually over a four-year period. The performance condition for these PSUs was met.

Non-Employee Directors Deferred Compensation Plan

We have a deferred compensation plan that enables our non-employee directors to defer the receipt of certain compensation earned in their capacity as non-employee directors. Eligible directors may elect to defer up to 100% of their annual retainer fees (which are paid by us on a quarterly basis). We require that at least 50% of the annual retainer be deferred under the Plan. In addition, 100% of the annual equity grant payable to non-employee directors is deferred under the Plan.

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

The table below summarizes the deferred stock unit activity under the Plan during the year ended December 31, 2010:

		Weighted-Average
		Grant Date
	Deferred	Fair Value
	Stock Units	(per share)

Outstanding at December 31, 2009	692,066	$4.13
Granted	272,036	$5.06

Outstanding at December 31, 2010	964,102	$4.39

The weighted-average grant date fair value for deferred stock units granted during the years ended December 31, 2010, December 31, 2009 and December 31, 2008 was $5.06, $2.45 and $5.58, respectively.

Compensation Expense

We recognized total equity-based compensation expense of $12.5 million, $14.1 million and $14.8 million during the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively, none of which has provided us a tax benefit.

As of December 31, 2010, a total of $14.0 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units and unvested PSUs are expected to be recognized over the remaining weighted-average period of three years.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Derivative Financial Instruments

Interest Rate Hedges

At December 31, 2010, we had the following interest rate swaps outstanding that effectively converted $300.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

			Fixed Interest	Variable Interest
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received

$100.0 million	May 30, 2008	May 31, 2011	3.39%	Three-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.15%	One-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.21%	Three-month LIBOR

The following interest rate swaps that effectively converted portions of the Term Loan from a variable to a fixed interest rate matured:

			Fixed Interest	Variable Interest
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received

$100.0 million	July 25, 2007	December 31, 2008	5.21%	Three-month LIBOR
$200.0 million	July 25, 2007	December 31, 2009	5.21%	Three-month LIBOR
$100.0 million	September 30, 2008	September 30, 2010	2.98%	One-month LIBOR

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

The interest rate swaps were reflected in our consolidated balance sheets at market value. The corresponding market adjustment was recorded to accumulated other comprehensive income (loss). The following table shows the fair value of our interest rate swaps at December 31, 2010 and December 31, 2009:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2010	December 31, 2009
		(in thousands)

Liability Derivatives:
Interest rate swaps	Other current liabilities	$1,286	$1,899
Interest rate swaps	Other non-current liabilities	1,631	3,437

The following table shows the market adjustments recorded during the years ended December 31, 2010, December 31, 2009 and December 31, 2008:

Gain (Loss)
				(Loss) Reclassified			Recognized in Income
	Gain (Loss) in Other			from Accumulated			(Ineffective Portion
	Comprehensive			OCI into			and the Amount
	Income			Interest Expense			Excluded from
	(“OCI”)			(Effective Portion)			Effectiveness Testing)
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
(in thousands)

Interest rate swaps	$2,419	$9,520	$(8,367)	$(6,758)	$(13,909)	$(5,647)	$—	$—	$—

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of loss recorded in accumulated other comprehensive income at December 31, 2010 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $3.1 million after-tax.

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. As of December 31, 2010, we had foreign currency contracts outstanding with a total net notional amount of $174.1 million, all of which matured in January 2011. The foreign currency contracts do not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the foreign currency contracts were recorded in net loss, as a component of selling, general and administrative expense in our consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges at December 31, 2010 and December 31, 2009:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2010	December 31, 2009
		(in thousands)

Liability Derivatives:
Foreign currency hedges	Other current liabilities	$2,227	$1,208

The following table shows the changes in the fair value of our foreign currency contracts recorded in net loss during the years ended December 31, 2010, December 31, 2009 and December 31, 2008:

	(Loss) Gain in Selling, General &
	Administrative Expense
	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Foreign currency hedges (a)	$(1,353)	$(6,782)	$14,120

(a)	We recorded transaction (losses) gains associated with the re-measurement of our foreign denominated assets and liabilities of $(3.7) million, $3.3 million and $(19.1) million in the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Transaction (losses) gains were included in selling, general and administrative expense in our consolidated statements of operations. The net impact of transaction (losses) gains associated with the re-measurement of our foreign denominated assets and liabilities and (losses) gains incurred on our foreign currency hedges was a net loss of $(5.1) million, $(3.5) million and $(5.0) million in the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

14.	Severance

On January 6, 2009, our former President and Chief Executive Officer resigned. In connection with his resignation and pursuant to the terms of his employment agreement with the Company, we incurred total expenses of $2.1 million in the year ended December 31, 2009 relating to severance benefits and other termination-related costs, which were included in selling, general and administrative expense in our consolidated statement of operations. The majority of these cash payments were made in equal amounts over a twenty-four month period from his resignation date, with the final payment made in December 2010. In addition, we recorded $1.8 million of additional equity-based compensation expense in the year ended December 31, 2009 related to the accelerated vesting of certain equity-based awards held by him, which is net of any related forfeitures.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also reduced our workforce by approximately 130 domestic and international employees during the year ended December 31, 2009, and as a result we incurred $4.6 million of expenses related to severance benefits and other termination-related costs, which were included in selling, general and administrative expense in our consolidated statement of operations. Of the total employees severed, approximately 50 were severed in the first quarter of 2009 and an additional 50 employees were severed in the second quarter of 2009 in response to weakening demand in the travel industry and deteriorating economic conditions. The remaining 30 employees were severed in the fourth quarter of 2009 in an effort to better align the staffing levels of ebookers with its business objectives. As of December 31, 2010, all of these costs had been paid.

During the year ended December 31, 2008, we reduced our workforce by approximately 160 domestic and international employees, primarily in response to weakening demand in the travel industry and deteriorating economic conditions. In connection with this workforce reduction, we incurred total expenses of $3.4 million during the year ended December 31, 2008 related to severance benefits and other termination-related costs, which were included in selling, general and administrative expense in our consolidated statement of operations.

15.	Employee Benefit Plans

We sponsor a defined contribution savings plan for employees in the United States that provides certain of our eligible employees an opportunity to accumulate funds for retirement. HotelClub and ebookers sponsor similar defined contribution savings plans. We match the contributions of participating employees on the basis specified by the plans. Beginning on January 1, 2009, we reduced our matching contribution percentage for our defined contribution savings plan for employees in the United States from a maximum of 6% of participant compensation to a maximum of 3% of participant compensation. Additionally, effective January 1, 2009, new employees in the United States are not eligible for Company matching contributions until they have attained one year of service with the Company. We recorded total expense related to these plans in the amount of $4.9 million, $5.0 million and $7.0 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

16.	Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except share and per share data)

Net loss	$(58,237)	$(336,955)	$(298,562)

Net loss per share:
Weighted-average shares outstanding for basic and diluted net loss per share (a)	101,269,274	84,073,593	83,342,333

Basic and Diluted	$(0.58)	$(4.01)	$(3.58)

(a)	Stock options, restricted stock, restricted stock units and PSUs are not included in the calculation of diluted net loss per share for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 because we had a net loss for each year. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted net loss per share.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following outstanding equity awards are not included in the diluted net loss per share calculation above because they would have had an antidilutive effect:

	Years Ended December 31,
Antidilutive equity awards	2010	2009	2008

Stock options	3,738,833	4,236,083	4,216,805
Restricted stock units	4,233,590	5,650,750	2,724,356
Restricted stock	—	2,195	18,661
Performance-based restricted stock units	561,108	227,679	249,108

Total	8,533,531	10,116,707	7,208,930

17.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of December 31, 2010 and December 31, 2009, reflected in our consolidated balance sheets. We net settle amounts due to and from Travelport.

	December 31, 2010	December 31, 2009
	(in thousands)

Due from Travelport, net	$15,449	$3,188

The following table summarizes the related party transactions with Travelport and its subsidiaries for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, reflected in our consolidated statements of operations:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Net revenue (a)	$117,619	$122,032	$149,171
Cost of revenue	477	592	1
Selling, general and administrative expense	486	215	2,997
Interest expense	4,016	3,779	2,545

(a)	These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gullivers Travel Associates, “GTA”) for the periods presented.

Stock Purchase Agreement

On January 26, 2010, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash (see Note 7 — Term Loan and Revolving Credit Facility).

Net Operating Losses

In December 2009, as permitted under the U.K. group relief provisions, we surrendered $17.2 million of net operating losses generated in 2007 to Donvand Limited, a subsidiary of Travelport (see Note 11 — Income Taxes).

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, Travelport is obligated to continue to issue letters of credit on our behalf so long as Travelport and its affiliates (as defined in the Separation Agreement, as amended) own at least 50% of our voting stock, in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars). Travelport charges us fees for issuing, renewing or extending letters of credit on our behalf. This fee was included in interest expense in our consolidated statements of operations. At December 31, 2010 and December 31, 2009, there were $72.3 million and $59.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 10 - Commitments and Contingencies).

Transition Services Agreement

At the time of the IPO, we entered into a Transition Services Agreement with Travelport. Under this agreement, as amended, Travelport provided us with certain transition services, including insurance, human resources and employee benefits, payroll, tax, communications, collocation and data center facilities, information technology and other existing shared services. We also provided Travelport with certain services, including accounts payable, information technology hosting, data warehousing and storage as well as Sarbanes-Oxley compliance testing and deficiency remediation. The terms for the services provided under the Transition Services Agreement generally expired on March 31, 2008, subject to certain exceptions. The term of the Transition Services Agreement was extended until September 30, 2009 for services Travelport provided us related to the support and maintenance of applications for storage of certain financial and human resources data and until December 31, 2009 for services Travelport provided to us related to non-income tax return preparation and consulting services. The charges for these services were based on the time expended by the employee or service provider billed at the approximate human resource cost, including wages and benefits.

Master License Agreement

We entered into a Master License Agreement with Travelport at the time of the IPO. Pursuant to this agreement, Travelport licenses certain of our intellectual property and pays us fees for related maintenance and support services. The licenses include our supplier link technology; portions of ebookers’ booking, search and vacation package technologies; certain of our products and online booking tools for corporate travel; portions of our private label vacation package technology; and our extranet supplier connectivity functionality.

The Master License Agreement granted us the right to use a corporate online booking product developed by Travelport. We have entered into a value added reseller license with Travelport for this product.

Equipment, Services and Use Agreements

Prior to the IPO, we shared certain office locations with Travelport. In connection with the IPO, we entered into an Equipment, Services and Use Agreement for each office occupied by both parties. This agreement commenced in most locations on June 1, 2007 and provided that the cost of the shared space would be ratably allocated. The agreement expired on December 31, 2007 but automatically renewed if no termination notice was served. Termination notices were served for all but two locations as of December 31,

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010. Travelport remained liable to landlords for all lease obligations with guarantee agreements, unless expressly released from this liability by the relevant landlord.

GDS Service Agreements

In connection with the IPO, we entered into the Travelport GDS Service Agreement, which expires on December 31, 2014. The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each air, car and hotel segment that is processed through the Travelport GDSs. This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 33.7 million, 36.0 million and 38.3 million segments through the Travelport GDSs during the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Of the required number of segments, 16.0 million segments were required to be processed each year through Worldspan, and 17.7 million, 20.0 million and 22.3 million segments were required to be processed through Galileo during the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. The required number of segments processed in future years for Worldspan is fixed at 16.0 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed by our domestic brands in the preceding year. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. We are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDS. No payments were made to Travelport related to the minimum segment requirement for our domestic brands for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2010, December 31, 2009 and December 31, 2008, and as a result, we were required to make shortfall payments of $0.4 million, $0.4 million and $0.2 million to Travelport related to each of these years, respectively.

A significant portion of our GDS services are provided through the Travelport GDS Service Agreement. For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, we recognized $113.3 million, $111.6 million and $108.2 million of incentive revenue for segments processed through Galileo and Worldspan, respectively, which accounted for more than 10% of our total net revenue.

Hotel Sourcing and Franchise Agreement

We entered into a Master Supply and Services Agreement (the “GTA Agreement”) with GTA, a wholly-owned subsidiary of Travelport, which became effective on January 1, 2008. Under the GTA Agreement, we pay GTA a contract rate for hotel and destination services inventory it makes available to us for booking on our websites. The contract rate exceeds the prices at which suppliers make their inventory available to GTA for distribution and is based on a percentage of the rates GTA makes such inventory available to its other customers. We are also subject to additional fees if we exceed certain specified booking levels. The initial term of the GTA Agreement expired on December 31, 2010. Under this agreement, we were restricted from providing access to hotels and destination services content to certain of GTA’s clients until December 31, 2010.

Corporate Travel Agreement

We provide corporate travel management services to Travelport and its subsidiaries. We believe that this agreement was executed on terms comparable to those of unrelated third parties.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreements Involving Tecnovate

In July 2007, we sold Tecnovate eSolutions Private Limited (“Tecnovate”) to Travelport. In connection with the sale, we entered into an agreement to continue using the services of Tecnovate, which included call center and telesales, back office administrative, information technology and financial services.

In December 2007, Travelport subsequently sold Tecnovate to an affiliate of Blackstone, Intelenet Global Services (“Intelenet”). Prior to the sale, Travelport paid us an incentive fee of $5.0 million for entering into an amended service agreement to continue using the services of Tecnovate following its sale to Intelenet. We deferred the incentive fee and recognized it as a reduction to expense on a straight-line basis over the original three-year term of the agreement, which expired in September 2010.

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

We have also entered into various outsourcing agreements with Intelenet, that provide us with call center and telesales, back office administrative, information technology and financial services. In April 2010, we entered into an agreement with Intelenet pursuant to which Intelenet loaned us $0.8 million to finance the cost of outsourcing customer service functions for certain of our ebookers websites to Intelenet. This loan is interest-free and is payable in equal monthly installments beginning in October 2010 through its maturity in March 2014.

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of December 31, 2010 and December 31, 2009, reflected in our consolidated balance sheets:

	December 31, 2010	December 31, 2009
	(in thousands)

Accounts receivable	$235	$62
Prepaid expenses	—	78
Accounts payable	6,288	5,432
Accrued expenses	1,965	2,461
Accrued merchant payable	14,135	6,131
Other current liabilities	229	—
Other non-current liabilities	514	—

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, reflected in our consolidated statements of operations:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Net revenue	$22,098	$16,793	$14,131
Cost of revenue (a)	30,166	26,429	29,715
Selling, general and administrative expense (b)	2,913	3,136	5,492
Marketing expense	54	—	461

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The amounts shown represent call center and telesales costs incurred under our outsourcing agreements with Intelenet.

(b)	Of the amounts shown for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, $2.5 million, $2.6 million and $4.8 million, respectively, represent costs incurred under our outsourcing agreements with Intelenet for back office administrative, information technology and financial services.

18.	Fair Value Measurements

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, which were classified as cash and cash equivalents, other current liabilities and other non-current liabilities in our consolidated balance sheets. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements as of
	December 31, 2010				December 31, 2009
		Quoted	Significant			Quoted	Significant
		prices in	other	Significant		prices in	other	Significant
	Balance at	active	observable	unobservable	Balance at	active	observable	unobservable
	December 31,	markets	inputs	inputs	December 31,	markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)	2009	(Level 1)	(Level 2)	(Level 3)
				(in thousands)

Money market funds (a)	$49,097	$49,097	$—	$—	$54,319	$54,319	$—	$—

Foreign currency hedge liabilities (see Note 13 — Derivative Financial Instruments)	$2,227	$2,227	$—	$—	$1,208	$1,208	$—	$—

Interest rate swap liabilities (see Note 13 — Derivative Financial Instruments)	$2,917	$—	$2,917	$—	$5,336	$—	$5,336	$—

(a)	The money market funds as of December 31, 2009 are included in the table above for comparative purposes.

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

The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the year ended December 31, 2010. These non-financial assets, which included the goodwill, trademarks and certain property and equipment associated with our HotelClub reporting unit as well as the trademark associated with our CheapTickets brand, were required to be measured at fair value as of October 1, 2010 in connection with the annual impairment test we performed on our

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill and trademarks and trade names in the fourth quarter of 2010 (see Note 3 — Impairment of Goodwill and Intangible Assets).

		Fair Value Measurements Using
			Significant
		Quoted	other	Significant
		prices in	observable	unobservable
	Balance at	active markets	inputs	inputs	Total
	October 1, 2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
			(in thousands)

Goodwill	$29,118	$—	$—	$29,118	$(41,753)

Trademarks and trade names
HotelClub	$4,658	$—	$—	$4,658	$(17,752)
CheapTickets	4,354	—	—	4,354	(10,646)

Total trademarks and trade names	$9,012	$—	$—	$9,012	$(28,398)

Capitalized software	$1,865	$—	$—	$1,865	$(4,516)

In addition to the assets shown in the table above, we were also required to measure the assets related to the expected in-kind marketing and promotional support to be received from each of Northwest Airlines and American Airlines at fair value during the year ended December 31, 2010. Upon completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines was no longer obligated to provide us with in-kind marketing and promotional support after June 1, 2010. As a result, we recorded a charge to impair this asset. In December 2010, American Airlines terminated its Charter Associate Agreement with us. As a result, American Airlines was no longer obligated to provide us with in-kind marketing and promotional support after December 2010, and we recorded a charge to impair this asset (see Note 9 - Unfavorable Contracts).

The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the year ended December 31, 2009. These non-financial assets, which included the goodwill for all of our reporting units which had goodwill balances and the trademarks and trade names associated with our HotelClub, Orbitz and CheapTickets brands, were required to be measured at fair value as of March 31, 2009 in connection with the interim impairment test we performed on our goodwill and trademarks and trade names in the first quarter of 2009 (see Note 3 — Impairment of Goodwill and Intangible Assets).

		Fair Value Measurements Using
			Significant
		Quoted	other	Significant
		prices in	observable	unobservable
	Balance at	active markets	inputs	inputs	Total
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
			(in thousands)

Goodwill	$697,900	$—	$—	$697,900	$(249,446)

Trademarks and trade names	$149,793	$—	$—	$149,793	$(82,081)

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued merchant payable and accrued expenses, the carrying value approximates or equals fair value due to their short-term nature.

The carrying value of the Term Loan was $492.0 million at December 31, 2010, compared with a fair value of approximately $465.9 million. At December 31, 2009, the carrying value of the Term Loan was

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$576.6 million, compared with a fair value of $537.9 million. The fair values were determined based on quoted market ask prices.

19.	Segment Information

We determine operating segments based on how our chief operating decision maker manages the business, including making operating decisions and evaluating operating performance. We operate in one segment and have one reportable segment.

We maintain operations in the United States, United Kingdom, Australia, Germany, Sweden, France, Finland, Ireland, the Netherlands, Switzerland and other international territories. The table below presents net revenue by geographic area: the United States and all other countries. Net revenue is allocated based on where the booking originated.

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Net revenue
United States	$579,386	$584,834	$686,321
All other countries	178,101	152,814	183,955

Total	$757,487	$737,648	$870,276

The table below presents property and equipment, net, by geographic area: the United States and all other countries.

	December 31, 2010	December 31, 2009
	(in thousands)

Long-lived assets
United States	$149,559	$167,909
All other countries	8,504	13,053

Total	$158,063	$180,962

20.	Quarterly Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters in the period ended December 31, 2010.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2010(a)	2010	2010	2010
	(in thousands, except per share data)

Net revenue	$182,364	$194,479	$193,491	$187,153
Cost and expenses	250,037	166,918	171,949	180,387
Operating (loss) income	(67,673)	27,561	21,542	6,766
Net (loss) income	(78,041)	15,332	9,733	(5,261)
Basic net (loss) income per share	(0.76)	0.15	0.10	(0.05)
Diluted net (loss) income per share	(0.76)	0.15	0.09	(0.05)

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009(a)
	(in thousands, except per share data)

Net revenue	$174,693	$186,603	$187,959	$188,393
Cost and expenses	168,390	164,368	165,437	511,968
Operating income (loss)	6,303	22,235	22,522	(323,575)
Net (loss) income	(18,055)	6,980	10,276	(336,156)
Basic and diluted net (loss) income per share	(0.21)	0.08	0.12	(4.02)

(a)	During the three months ended December 31, 2010 and the three months ended March 31, 2009, we recorded non-cash impairment charges related to goodwill and intangible assets in the amount of $70.2 million and $331.5 million, respectively (see Note 3 — Impairment of Goodwill and Intangible Assets).

21.	Subsequent Events

ITA Software, Inc. (“ITA”) Agreement

On February 1, 2011, we and ITA entered into an agreement concerning the use of ITA’s air fare search solution, QPX. Under this agreement, the parties have modified terms concerning our use of QPX for the Orbitz.com and Cheaptickets.com websites for the year ending December 31, 2011 under the Software License Agreement between us and ITA, which expires on December 31, 2011. This agreement also provides us with continued use of QPX for the Orbitz.com and Cheaptickets.com websites, commencing January 1, 2012 and continuing until December 31, 2015. We will pay ITA minimum annual fees of $9.5 million for this use. We will be entitled to create a threshold number of passenger name records (PNRs) per year resulting from QPX air search results, and we will pay ITA a per-PNR fee to create PNRs above this annual threshold amount. ITA will provide us with access to the most up-to-date functionality related to QPX that ITA makes generally available to all of its customers.

Travelport Agreement

On February 1, 2011, we entered into a Letter Agreement with Travelport (the “Letter Agreement”), which amends and clarifies certain terms set forth in agreements that we have previously entered into with Travelport and provides certain benefits to us so long as certain conditions are met.

The Letter Agreement contains an agreement relating to the absence of ticketing authority on AA. Under this agreement, our segment incentives payable from Travelport under the parties’ Travelport GDS Service Agreement, would be increased effective December 22, 2010 until the earliest of April 21, 2011, the reinstatement of ticketing authority by AA for our Orbitz.com website, the consummation of a direct connect relationship with AA, or the determination by our Audit Committee of the Board of Directors (the “Audit Committee”) that we are engaged in a discussion with AA that is reasonably likely to result in a direct connect relationship between us and AA.

The Letter Agreement also contains an amendment to the Travelport GDS Service Agreement. This amendment establishes a higher threshold at which potential decreases in Travelport’s segment incentive payments to us can take effect and reduces the percentage impact of the potential decreases. We are entitled to receive these benefits as long as our Audit Committee does not determine that we are engaged in a discussion with any airline that is reasonably likely to result in a direct connect relationship and we have not consummated a direct connect relationship with any airline.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Letter Agreement, we were also permitted to proceed with an arrangement with ITA that provides for our use of ITA’s airfare search solution after December 31, 2011. Also pursuant to the Letter Agreement, we have agreed to the circumstances under which we will use e-Pricing for searches on our websites through December 31, 2014.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to
	Beginning of	Costs and	Charged to				Balance at
	Period	Expenses	Other Accounts		Deductions		End of Period
			(in thousands)

Tax Valuation Allowance
Year Ended December 31, 2010	$329,868	$3,344	$(20,692	)(a)	$—		$312,520
Year Ended December 31, 2009	319,512	34,560	(19,398	)(a)	(4,806	)(b)	329,868
Year Ended December 31, 2008	329,601	26,636	(36,725	)(a)	—		319,512

(a)	Represents foreign currency translation adjustments to the valuation allowance. In addition, the amounts for the years ended December 31, 2010 and December 31, 2009 include reclassification adjustments between our gross deferred tax assets and the corresponding valuation allowance. The amount for the year ended December 31, 2010 also includes the effects of a U.K. tax rate change.

(b)	Represents the surrender of $17.2 million of net operating losses generated in the year ended December 31, 2007 to Donvand Limited, a subsidiary of Travelport, as permitted under the U.K. group relief provisions. A full valuation allowance had previously been established for these net operating losses. As a result, upon surrender, we reduced our gross deferred tax assets and the corresponding valuation allowance by $4.8 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2010. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2010 and, therefore, concluded that our internal control over financial reporting was effective. Management’s Report on Internal Control over Financial Reporting is included in Item 8, “Financial Statements and Supplementary Data.”

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 — Election of Directors” in the 2011 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance — Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

Code of Business Conduct

We have adopted the Orbitz Worldwide, Inc. Code of Ethics and Business Conduct (the “Code of Business Conduct”) which applies to all of our directors and employees, including our chief executive officer, chief financial officer and principal accounting officer. In addition, we have adopted a Code of Ethics for our chief executive officer and senior financial officers. The Code of Business Conduct and the Code of Ethics are available on the corporate governance page of our Investor Relations website at www.orbitz-ir.com. Amendments to, or waivers from, the Code of Business Conduct applicable to these senior executives will be posted on our website and provided to you without charge upon written request to Orbitz Worldwide, Inc., Attention: Corporate Secretary, 500 W. Madison Street, Suite 1000, Chicago, Illinois 60661.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation,” “Summary Compensation Table” and “Director Compensation” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is included in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Person Transactions” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance — Independence of Directors” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Deloitte & Touche LLP” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The following financial statements are included in Item 8 herein:

(a)(2) Financial Statement Schedules: The following financial statement schedule is included in Item 8 herein:

Schedule II. Valuation and Qualifying Accounts	115

All other schedules are omitted because they are either not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.2		Amended and Restated By-laws of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
3.3		Amendment to the Amended and Restated By-laws of Orbitz Worldwide, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 5, 2007).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).
10.1		Form of Second Amended and Restated Airline Charter Associate Agreement between Orbitz, LLC and the Founding Airlines (incorporated by reference to Exhibit 10.1 to Amendment No. 5 to the Orbitz, Inc. Registration Statement on Form S-1 (Registration No. 333-88646) filed on November 25, 2003).
10.2		Second Amendment to the Second Amended and Restated Airline Charter Associate Agreement, dated as of July 7, 2009, between Orbitz, LLC and United Air Lines, Inc. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10.3		Form of Supplier Link Agreement between Orbitz Worldwide, Inc. and certain airlines (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on June 13, 2007).
10.4		Amendment to the Orbitz Supplier Link Agreement, dated as of July 7, 2009, between Orbitz, LLC and United Air Lines, Inc. (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10.5		Tax Agreement, dated as of November 25, 2003, between Orbitz, Inc. and American Airlines, Inc., Continental Airlines, Inc., Omicron Reservations Management, Inc., Northwest Airlines, Inc. and UAL Loyalty Services, Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 5 to the Orbitz, Inc. Registration Statement on Form S-1 (Registration No. 333-88646) filed on November 25, 2003).
10	.6†	Global Agreement, dated as of January 1, 2004, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 13, 2007).
10.7		Amendment to Global Agreement, dated as of July 30, 2004, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on June 29, 2007).
10	.8†	Complementary and Amendment Agreement to Global Agreement, effective as of September 1, 2006, between ebookers Limited and Amadeus Global Travel Distribution, S.A. (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 13, 2007).
10	.9†	Amendment, effective October 1, 2007, between Amadeus IT Group, S.A. and ebookers Limited (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period Ended March 31, 2008).
10	.10†	Amendment, effective February 1, 2008, between Amadeus IT Group, S.A. and ebookers Limited (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period Ended September 30, 2008).

Exhibit No.		Description

10	.11†	Amendment to the Global Agreement, effective as of July 1, 2008, between Amadeus IT Group, S.A. and ebookers Limited (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2010).
10.12		Complimentary and Amendment Agreement, effective as of July 1, 2009, between Amadeus IT Group S.A. and ebookers Limited (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 30, 2009).
10	.13†	Amendment to the Global Agreement, effective as of March 8, 2010, between Amadeus IT Group, S.A. and ebookers Limited (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2010).
10	.14†	Amendment to the Global Agreement, effective as of December 22, 2010, between Amadeus IT Group, S.A. and ebookers Limited.
10.15		Credit Agreement, dated as of July 25, 2007, among Orbitz Worldwide, Inc., UBS AG, Stamford Branch, as administrative agent, collateral agent and an L/C issuer, UBS Loan Finance LLC, as swing line lender, Credit Suisse Securities (USA) LLC, as syndication agent, and Lehman Brothers Inc., as documentation agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.16		Amendment No. 1, dated as of June 2, 2009, by and among Orbitz Worldwide, Inc., the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 4, 2009).
10.17		Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10.18		First Amendment to Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on May 6, 2008).
10.19		Second Amendment to Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.12 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).
10.20		Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).
10	.21†	Master License Agreement, dated as of July 23, 2007, by and among Galileo International Technology, LLC, Galileo International, LLC, Orbitz, LLC, ebookers Limited, Donvand Limited, Travelport for Business, Inc., Orbitz Development, LLC and Neat Group Corporation (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10	.22†	Master Supply and Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10.23		Amendment No. 1, dated as of December 31, 2009, to Master Supply and Services Agreement, dated as of July 23, 2007, among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited (incorporated by reference to Exhibit 10.20 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009).
10	.24†	Software License Agreement, dated as of July 23, 2007, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.8 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).
10	.25†	Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).

Exhibit No.		Description

10	.26†	First Amendment, dated as of February 8, 2008, to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended March 31, 2008).
10.27		Second Amendment, dated as of April 4, 2008, to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended June 30, 2008).
10	.28†	Third Amendment, dated as of January 23, 2009, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport International, L.L.C. (f/k/a Galileo International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.24 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).
10.29		Fourth Amendment, dated as of July 8, 2009, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport International, L.L.C. (f/k/a Galileo International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10.30		Fifth Amendment, dated as of November 5, 2009, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport International, L.L.C. (f/k/a Galileo International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.27 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009).
10	.31†	Sixth Amendment, dated as of February 18, 2010, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2010).
10.32		Seventh Amendment, dated as of April 1, 2010, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2010).
10.33		Eighth Amendment, dated as of August 23, 2010, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2010).
10.34		Ninth Amendment, dated as of September 28, 2010, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2010).
10.35		Tenth Amendment, dated as of October 22, 2010, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.
10	.36†	Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 27, 2007).
10	.37†	Amendment, effective as of January 17, 2008, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.16 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007).

Exhibit No.		Description

10	.38†	First Amended UltraDirect Services Schedule to the Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2010).
10	.39†	First Amended Pricing Schedule to the Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2010).
10.40		Exchange Agreement, dated as of November 4, 2009, between Orbitz Worldwide, Inc. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on November 10, 2009).
10.41		Amendment No. 1, dated as of January 15, 2010, to Exchange Agreement, by and among Orbitz Worldwide, Inc. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.31 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009).
10.42		Stock Purchase Agreement, dated as of November 4, 2009, between Orbitz Worldwide, Inc. and Travelport Limited (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on November 10, 2009).
10.43		Shareholders’ Agreement, dated as of November 4, 2009, among Orbitz Worldwide, Inc, PAR Investment Partners, L.P. and Travelport Limited (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on November 10, 2009).
10.44		Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated, effective June 2, 2010 (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).
10	.45*	Employment Agreement (including Form of Option Award Agreement), dated as of January 6, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.2 to Orbitz Worldwide, Inc. Current Report on Form 8-K filed on January 12, 2009).
10	.46*	Amendment to Employment Agreement, effective as of July 17, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10	.47*	Amendment No. 2 to Employment Agreement, effective as of July 17, 2010, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2010).
10	.48*	Letter Agreement, dated as of December 30, 2010, between Orbitz Worldwide, Inc. and Russell Hammer.
10	.49*	Amended and Restated Employment Agreement, dated as of December 5, 2008, between Orbitz Worldwide, Inc. and Marsha Williams (incorporated by reference to Exhibit 10.29 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).
10	.50*	Transition and Retirement Agreement and General Release, dated as of June 8, 2010, between Orbitz Worldwide, Inc. and Marsha Williams (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 9, 2010).
10	.51*	Letter Agreement, effective as of August 13, 2007, between Orbitz Worldwide, Inc. and Mike Nelson (incorporated by reference to Exhibit 10.10 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.52*	Letter Agreement, effective as of August 14, 2007, between Orbitz Worldwide, Inc. and James P. Shaughnessy (incorporated by reference to Exhibit 10.32 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).
10	.53*	Letter Agreement, dated March 3, 2009, between Orbitz Worldwide, Inc. and James P. Shaughnessy (incorporated by reference to Exhibit 10.33 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).

Exhibit No.		Description

10	.54*	Letter Agreement, dated July 31, 2009, between Orbitz Worldwide, Inc. and James P. Shaughnessy (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10	.55*	Letter Agreement, effective as of August 2, 2010, between Orbitz Worldwide, Inc. and James P. Shaughnessy (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2010).
10	.56*	Letter Agreement, effective as of March 29, 2010, between Orbitz Worldwide, Inc. and Samuel M. Fulton.
10	.57*	Form of Option Award Agreement (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).
10	.58*	Form of Option Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.15 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.59*	Form of Stock Option Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.60*	Form of Stock Option Award Agreement (Non-Executive Employees) — 2010 Stock Option Exchange (incorporated by reference to Exhibit(d)(2) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).
10	.61*	Form of Stock Option Award Agreement (Executive Officers) — 2010 Stock Option Exchange (incorporated by reference to Exhibit(d)(3) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).
10	.62*	Form of Stock Option Award Agreement (Converted Travelport Equity) — 2010 Stock Option Exchange (incorporated by reference to Exhibit(d)(4) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).
10	.63*	Form of Restricted Stock Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.13 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.64*	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).
10	.65*	Form of Restricted Stock Unit Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.14 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).
10	.66*	Form of Restricted Stock Unit Award Agreement for Senior Management (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
10	.67*	Form of Restricted Stock Unit Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.68*	Form of CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).
10	.69*	Form of Performance-Based Restricted Stock Unit Award Agreement — 2008 Equity Grants (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.70*	Form of Performance-Based Restricted Stock Unit Award Agreement (Chief Executive Officer) — 2010 Equity Grants (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).

Exhibit No.		Description

10	.71*	Form of Performance-Based Restricted Stock Unit Award Agreement (Executive Officers) — 2010 Equity Grants (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).
10	.72*	Amended and Restated Orbitz Worldwide, Inc. Performance-Based Annual Incentive Plan, effective June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 4, 2009).
10	.73*	Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2010).
10	.74*	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
21.1		List of Subsidiaries.
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC

Date: March 1, 2011	By: /s/ Barney Harford Barney Harford Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2011	By: /s/ Barney Harford Barney Harford Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2011	By: /s/ Russell Hammer Russell Hammer Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 1, 2011	By: /s/ Jeff Clarke Jeff Clarke Chairman of the Board of Directors

Date: March 1, 2011	By: /s/ Martin J. Brand Martin J. Brand Director

Date: March 1, 2011	By: /s/ William C. Cobb William C. Cobb Director

Date: March 1, 2011	By: /s/ Richard P. Fox Richard P. Fox Director

Date: March 1, 2011	By: /s/ Bradley T. Gerstner Bradley T. Gerstner Director

Date: March 1, 2011	By: /s/ Jill A. Greenthal Jill A. Greenthal Director

Date: March 1, 2011	By: /s/ William J.g. Griffith William J.G. Griffith Director

Date: March 1, 2011	By: /s/ Paul C. Schorr IV Paul C. Schorr IV Director

Date: March 1, 2011	By: /s/ Jaynie Miller Studenmund Jaynie Miller Studenmund Director