Form 10-Q
period 2011-03-31
Orbitz Worldwide, Inc.
filed 2011-05-06
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

As of May 2, 2011, 102,556,994 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2011 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2010 Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Net revenue	$184,923	$187,153
Cost and expenses
Cost of revenue	36,315	35,340
Selling, general and administrative	68,609	63,790
Marketing	65,357	60,567
Depreciation and amortization	15,274	18,986
Impairment of other assets (see Note 8)	—	1,704
Total operating expenses	185,555	180,387
Operating (loss) income	(632)	6,766
Other (expense) income
Net interest expense	(10,565)	(11,311)
Other income (expense)	390	(399)
Total other expense	(10,175)	(11,710)
Loss before income taxes	(10,807)	(4,944)
Provision for income taxes	86	317
Net loss	$(10,893)	$(5,261)

Net loss per share - basic and diluted:
Net loss per share	$(0.11)	$(0.05)
Weighted-average shares outstanding	103,334,475	96,736,876

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$155,751	$97,222
Accounts receivable (net of allowance for doubtful accounts of $768 and $956, respectively)	65,020	54,702
Prepaid expenses	18,970	17,425
Due from Travelport, net	18,793	15,449
Other current assets	5,428	3,627
Total current assets	263,962	188,425
Property and equipment, net	154,602	158,063
Goodwill	678,243	677,964
Trademarks and trade names	128,574	128,431
Other intangible assets, net	6,467	7,649
Deferred income taxes, non-current	8,465	8,147
Other non-current assets	53,723	48,024
Total Assets	$1,294,036	$1,216,703
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,628	$26,491
Accrued merchant payable	316,419	233,850
Accrued expenses	110,833	105,798
Deferred income	48,936	30,850
Term loan, current	19,507	19,808
Other current liabilities	3,725	5,994
Total current liabilities	529,048	422,791
Term loan, non-current	452,706	472,213
Line of credit	—	—
Tax sharing liability	107,017	101,545
Unfavorable contracts	7,445	8,068
Other non-current liabilities	19,775	22,233
Total Liabilities	1,115,991	1,026,850
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 102,431,986 and 102,342,860 shares issued and outstanding, respectively	1,024	1,023
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,031,102	1,029,215
Accumulated deficit	(854,502)	(843,609)
Accumulated other comprehensive income (net of accumulated tax benefit of $2,558)	473	3,276
Total Shareholders’ Equity	178,045	189,853
Total Liabilities and Shareholders’ Equity	$1,294,036	$1,216,703

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(10,893)	$(5,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	389
Depreciation and amortization	15,274	18,986
Impairment of other assets	—	1,704
Amortization of unfavorable contract liability	(623)	(825)
Non-cash net interest expense	3,776	4,017
Deferred income taxes	(131)	291
Stock compensation	1,977	2,901
Changes in assets and liabilities:
Accounts receivable	(9,305)	(14,579)
Deferred income	17,522	14,477
Due from Travelport, net	(3,359)	(10,442)
Accrued merchant payable	76,664	96,073
Accounts payable, accrued expenses and other current liabilities	9,682	(7,947)
Other	(10,739)	(3,793)
Net cash provided by operating activities	89,845	95,991
Investing activities:
Property and equipment additions	(12,969)	(7,367)
Changes in restricted cash	361	(14)
Net cash used in investing activities	(12,608)	(7,381)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	48,950
Payments of fees to repurchase a portion of the term loan	—	(248)
Payments on the term loan	(19,808)	(20,994)
Employee tax withholdings related to net share settlements of equity-based awards	(89)	(60)
Proceeds from exercise of employee stock options	—	65
Payments on line of credit	—	(42,221)
Payments on note payable	(57)	—
Net cash used in financing activities	(19,954)	(14,508)
Effects of changes in exchange rates on cash and cash equivalents	1,246	(828)
Net increase in cash and cash equivalents	58,529	73,274
Cash and cash equivalents at beginning of period	97,222	88,656
Cash and cash equivalents at end of period	$155,751	$161,930
Supplemental disclosure of cash flow information:
Income tax payments, net	$918	$1,072
Cash interest payments, net of capitalized interest of $0 and $10, respectively	$7,195	$6,695
Non-cash investing activity:
Capital expenditures incurred not yet paid	$459	$—
Non-cash financing activity:
Repayment of term loan in connection with debt-equity exchange	$—	$49,564

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Net loss	$(10,893)	$(5,261)
Other comprehensive (loss) income, net of income taxes
Currency translation adjustment	(3,842)	8,147
Unrealized gains on floating to fixed interest rate swaps	1,039	281
Other comprehensive (loss) income	(2,803)	8,428
Comprehensive (loss) income	$(13,696)	$3,167

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

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant's travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures (“TCV”). We refer to this acquisition as the “Blackstone Acquisition.”

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At March 31, 2011 and December 31, 2010, Travelport and investment funds that own and/or control Travelport's ultimate parent company beneficially owned approximately 56% of our outstanding common stock.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K filed with the SEC on March 1, 2011.

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

During the first quarter of 2010, we had a change in estimate related to the timing of our recognition of travel insurance revenue. Prior to the first quarter of 2010, we recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. Our travel insurance supplier implemented timelier reporting and, as a result, beginning with the first quarter of 2010, we were able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. This change in estimate resulted in a $3.4 million increase in our net revenue and decrease in our net loss and a $0.03 decrease in our net loss per share for the three months ended March 31, 2010.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2011, we changed the classification of expenses for commissions paid to private label partners (“affiliate commissions”) from cost of revenue to marketing expense in our condensed consolidated statements of operations. We believe that the classification of affiliate commissions as marketing expense more closely aligns with general industry practice and better reflects the nature of our operating costs. We have reclassified affiliate commissions of $2.9 million from cost of revenue to marketing expense for the three months ended March 31, 2010 to conform to the current presentation. The reclassification had no impact on our condensed consolidated results of operations, financial position or cash flows.

In connection with the change in the classification of affiliate commissions in our condensed consolidated statements of operations, cost of revenue is now primarily comprised of direct costs incurred to generate revenue, including costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs. Marketing expense is primarily comprised of online marketing costs, such as search and banner advertising and affiliate commissions, and offline marketing costs, such as television, radio and print advertising.

2.    Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that allows companies to allocate arrangement consideration in a multiple element arrangement in a way that better reflects the transaction economics. It provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined. When this evidence cannot be determined, companies are required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance also expands the disclosure requirements to require that an entity provide both qualitative and quantitative information about the significant judgments made in applying this guidance. This guidance was effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

3.    Property and Equipment, Net

Property and equipment, net, consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Capitalized software	$259,282	$252,968
Furniture, fixtures and equipment	74,426	72,941
Leasehold improvements	13,400	13,352
Construction in progress	16,218	14,310
Gross property and equipment	363,326	353,571
Less: accumulated depreciation and amortization	(208,724)	(195,508)
Property and equipment, net	$154,602	$158,063

We recorded depreciation and amortization expense related to property and equipment in the amount of $14.1 million and $14.9 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2011 were as follows:

Amount
(in thousands)
Balance at December 31, 2010, net of accumulated impairment of $500,952	$677,964
Impact of foreign currency translation (a)	279
Balance at March 31, 2011, net of accumulated impairment of $500,952	$678,243

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

Other Intangible Assets, Net

As of March 31, 2011 and December 31, 2010, we had finite-lived intangible assets of $6.5 million and $7.6 million, respectively, which are reflected in our condensed consolidated balance sheets net of accumulated amortization of $11.4 million and $10.1 million, respectively. We recorded amortization expense of $1.2 million and $4.1 million related to these assets for the three months ended March 31, 2011 and March 31, 2010, respectively.

5.     Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Advertising and marketing (a)	$27,776	$21,243
Tax sharing liability	17,763	19,813
Employee costs	17,210	20,367
Contract exit costs (b)	8,455	7,732
Professional fees	7,212	5,900
Technology costs	6,377	4,894
Customer service costs	5,755	6,306
Airline rebates	5,287	4,907
Customer refunds	5,129	5,126
Unfavorable contracts	2,490	2,490
Customer incentive costs	2,338	2,541
Other (a)	5,041	4,479
Total accrued expenses	$110,833	$105,798

(a)	We reclassified accrued affiliate commissions of $3.0 million at December 31, 2010 from other to advertising and marketing to conform to the current presentation (see Note 1 - Basis of Presentation).

(b)
In connection with the early termination of an agreement in 2007, we are required to make termination payments totaling $18.5 million from January 1, 2008 to December 31, 2016. We accreted interest expense of $0.2 million and $0.3 million related to the termination liability during the three months ended March 31, 2011 and March 31, 2010, respectively. At March 31, 2011, the net present value of the remaining termination payments of $11.3 million was included in our condensed consolidated balance sheet, $8.5 million of which was included in accrued expenses and $2.8 million of which was included in other non-current liabilities. At December 31, 2010, the net present value of the remaining termination payments of $11.1 million was included in our condensed consolidated balance sheet, $7.7 million of which was included in accrued expenses and $3.4 million of which was included in other non-current liabilities.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Term Loan and Revolving Credit Facility

On July 25, 2007, we entered into a $685.0 million senior secured credit agreement (“Credit Agreement”) consisting of a seven-year $600.0 million term loan facility (“Term Loan”) and a six-year $85.0 million revolving credit facility, which was effectively reduced to a $72.5 million revolving credit facility following the bankruptcy of Lehman Commercial Paper Inc. in October 2008 (“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (“Alternative Base Rate”). The principal amount of the Term Loan is payable in quarterly installments of $1.3 million, with the final installment (equal to the remaining outstanding balance) due upon maturity in July 2014. In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term.
The changes in the Term Loan during the three months ended March 31, 2011 were as follows:

Amount
(in thousands)
Balance at December 31, 2010	$492,021
Prepayment from excess cash flow	(19,808)
Balance at March 31, 2011	$472,213

Based on our current financial projections for the year ending December 31, 2011, we estimate that we will be required to make a $19.5 million prepayment from excess cash flow in the first quarter of 2012. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of March 31, 2011. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2012 is not reasonably estimable as of March 31, 2011.

At March 31, 2011, $300.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $172.2 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 4.31% (see Note 11 — Derivative Financial Instruments).

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

At March 31, 2011 and December 31, 2010, there were no outstanding borrowings under the Revolver and the equivalent of $7.8 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. We had $64.7 million and $60.1 million of availability under the Revolver at March 31, 2011 and December 31, 2010, respectively. Commitment fees on unused amounts under the Revolver were $0.1 million for each of the three months ended March 31, 2011 and March 31, 2010.

7.    Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of March 31, 2011, the estimated remaining payments that may be due under this

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement were approximately $195.1 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $124.8 million and $121.4 million at March 31, 2011 and December 31, 2010, respectively. The table below shows the changes in the tax sharing liability during the three months ended March 31, 2011:

Amount
(in thousands)
Balance at December 31, 2010	$121,358
Accretion of interest expense (a)	3,422
Balance at March 31, 2011	$124,780

(a)	We accreted interest expense related to the tax sharing liability of $3.4 million and $3.6 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

Based upon the future payments we expect to make, the current portion of the tax sharing liability of $17.8 million and $19.8 million was included in accrued expenses in our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively. The long-term portion of the tax sharing liability of $107.0 million and $101.6 million was reflected as the tax sharing liability in our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively.

At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we have recorded a non-current asset of $37.0 million for this indemnity, which offsets $37.0 million of the remaining tax sharing liability due to the airlines as of March 31, 2011. This $37.0 million indemnity was included in other non-current assets in our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010.

8.    Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements (“Charter Associate Agreements”) with the Founding Airlines as well as US Airways (“Charter Associate Airlines”). These agreements pertain to our Orbitz business, which was owned by the Founding Airlines at the time we entered into the agreements. Under the Charter Associate Agreements, we must pay a portion of the global distribution system ("GDS") incentive revenue we earn from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter Associate Airline are booked through our Orbitz.com and OrbitzforBusiness.com websites utilizing Worldspan. We also receive in-kind marketing and promotional support from the Charter Associate Airlines under the Charter Associate Agreements.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the changes in the net unfavorable contract liability during the three months ended March 31, 2011:

Amount
(in thousands)
Balance at December 31, 2010	$10,558
Amortization (a)	(623)
Balance at March 31, 2011	$9,935

(a)
We recognized net amortization for the unfavorable portion of the Charter Associate Agreements in the amount of $0.6 million ($1.9 million was recorded as an increase to net revenue and $1.3 million was recorded as an increase to marketing expense) for the three months ended March 31, 2011 and $0.8 million ($2.3 million was recorded as an increase to net revenue and $1.5 million was recorded as an increase to marketing expense) for three months ended March 31, 2010.

During the three months ended March 31, 2010, we recorded a non-cash charge of $1.7 million to impair the portion of the asset related to the expected in-kind marketing and promotional support to be received from Northwest Airlines under our Charter Associate Agreement with that airline. This impairment charge was reflected as impairment of other assets in our condensed consolidated statement of operations for the three months ended March 31, 2010.
At March 31, 2011 and December 31, 2010, the net unfavorable contract liability was $9.9 million and $10.6 million, respectively. The current portion of the liability of $2.5 million was included in accrued expenses in our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010. The long-term portion of the liability of $7.4 million and $8.1 million was reflected as unfavorable contracts in our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively.

9.    Commitments and Contingencies

Our commitments as of March 31, 2011 did not materially change from the amounts set forth in our 2010 Annual Report on Form 10-K, except for changes in the timing of future payments on the Term Loan (see Note 6 - Term Loan and Revolving Credit Facility).

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters.
We are party to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business model. Some of the cases are purported class actions, and most of the cases were brought simultaneously against other online travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions' hotel occupancy tax ordinances. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys' fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.
We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the Louisiana Department of Revenue; the New Mexico Taxation and Revenue Department; the Wyoming Department of Revenue; the Colorado Department of Revenue; the Montana Department of Revenue; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Colorado Springs and Steamboat Springs, Colorado; St. Louis, Missouri; and the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments,

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against the Company, individually ranging from $0 to approximately $40.9 million, and totaling approximately $64.5 million.
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

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of March 31, 2011 and December 31, 2010, we had accruals of $0.6 million and $1.9 million, respectively, related to various legal proceedings. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We cannot estimate our range of loss, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for reimbursements received of $1.3 million for the three months ended March 31, 2010. No such reimbursements were received for the three months ended March 31, 2011. Going forward, there is no assurance that we will receive insurance reimbursements at the same levels we have historically received them, if at all. As such, as of March 31, 2011, we had not recognized a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for the outstanding contingent claims for which we had not received reimbursement.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as amended, entered into in connection with the IPO (the "Separation Agreement"). At March 31, 2011 and December 31, 2010, there were $73.8 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 13 - Related Party Transactions). In addition, at March 31, 2011 and December 31, 2010, there were the equivalent of $7.8 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. Total letter of credit fees were $1.4 million and $0.9 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

10.    Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. We recognized total equity-based compensation expense of $2.0 million and $2.9 million during the three months ended March 31, 2011 and March 31, 2010, respectively, none of which has provided us a tax benefit. There was no significant activity related to our share-based awards during the three months ended March 31, 2011.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Derivative Financial Instruments

Interest Rate Hedges

At March 31, 2011, we had the following interest rate swaps outstanding that effectively converted $300.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	May 30, 2008	May 31, 2011	3.39%	Three-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.15%	One-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.21%	Three-month LIBOR

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

The interest rate swaps were reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment was recorded to accumulated other comprehensive income. The following table shows the fair value of our interest rate swaps at March 31, 2011 and December 31, 2010:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2011	December 31, 2010
		(in thousands)
Liability Derivatives:
Interest rate swaps	Other current liabilities	$1,878	$1,286
Interest rate swaps	Other non-current liabilities	—	1,631

The following table shows the market adjustments recorded during the three months ended March 31, 2011 and March 31, 2010:

	Gain in Other Comprehensive Income (“OCI”)		(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
			(in thousands)
Interest rate swaps	$1,039	$281	$(1,221)	$(1,783)	$—	$—

The amount of loss recorded in accumulated other comprehensive income at March 31, 2011 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $2.3 million after-tax.

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. As of March 31, 2011, we had foreign currency contracts outstanding with a total net notional amount of $250.9 million, almost all of which matured in April 2011. The foreign currency contracts do not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the foreign currency contracts are recorded in net loss, as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value of our foreign currency hedges at March 31, 2011 and December 31, 2010:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2011	December 31, 2010
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$2,321	$—
Liability Derivatives:
Foreign currency hedges	Other current liabilities	—	2,227

The following table shows the changes in the fair value of our foreign currency contracts recorded in net loss during the three months ended March 31, 2011 and March 31, 2010:

	(Loss) Gain in Selling, General & Administrative Expense
	Three Months Ended March 31,
	2011	2010
	(in thousands)
Foreign currency hedges (a)	$(2,079)	$3,364

(a)
We recorded transaction gains (losses) associated with the re-measurement of our foreign denominated assets and liabilities of $0.9 million and $(8.0) million in the three months ended March 31, 2011 and March 31, 2010, respectively. Transaction gains (losses) were included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of transaction gains (losses) associated with the re-measurement of our foreign denominated assets and liabilities and (losses) gains incurred on our foreign currency hedges was a net loss of $1.2 million and $4.6 million in the three months ended March 31, 2011 and March 31, 2010, respectively.

12.    Net Loss per Share
We calculate basic net loss per share by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by the application of the treasury stock method. Stock options, restricted stock, restricted stock units and performance-based restricted stock units were not included in the calculation of diluted net loss per share for the three months ended March 31, 2011 and March 31, 2010 because we had a net loss for these periods and, accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted net loss per share.

The following equity awards were not included in the diluted net loss per share calculation above because they would have had an antidilutive effect:

	Three Months Ended March 31,
Antidilutive Equity Awards	2011	2010
Stock options	3,902,141	4,181,812
Restricted stock units	4,207,830	5,572,023
Restricted stock	—	1,098
Performance-based restricted stock units	387,000	227,679
Total	8,496,971	9,982,612

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of March 31, 2011 and December 31, 2010, reflected in our condensed consolidated balance sheets. We net settle amounts due to and from Travelport.

	March 31, 2011	December 31, 2010
	(in thousands)
Due from Travelport, net	$18,793	$15,449

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three months ended March 31, 2011 and March 31, 2010, reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net revenue (a)	$31,004	$31,937
Cost of revenue	219	147
Selling, general and administrative expense	600	23
Interest expense	1,346	945

(a)
These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gullivers Travel Associates, “GTA”) for the periods presented. In addition, net revenue for the three months ended March 31, 2011 includes incremental GDS incentive revenue recognized under the Letter Agreement with Travelport (see "Letter Agreement" section below).

The tables above reflect amounts resulting from agreements with Travelport and its subsidiaries, including our transition services agreement, master license agreement, equipment, services and use agreements, GDS service agreement, hotel sourcing and franchise agreement and corporate travel agreement.

Letter Agreement
In February 2011, we entered into a Letter Agreement with Travelport, which was amended in March 2011 (the "Letter Agreement"). The Letter Agreement amends and clarifies certain terms set forth in agreements that we have previously entered into with Travelport and provides certain benefits to us so long as certain conditions are met.
 The Letter Agreement contains an agreement relating to the absence of ticketing authority on American Airlines ("AA"). Under this agreement, our segment incentives payable from Travelport under the parties' Travelport GDS Service Agreement are increased effective December 22, 2010 until the earliest of August 31, 2011, the reinstatement of ticketing authority by AA for our Orbitz.com website, the consummation of a direct connect relationship with AA, or the determination by our Audit Committee of the Board of Directors (the "Audit Committee") that we are engaged in a discussion with AA that is reasonably likely to result in a direct connect relationship between us and AA.
The Letter Agreement also contains an amendment to the Travelport GDS Service Agreement. This amendment establishes a higher threshold at which potential decreases in Travelport's segment incentive payments to us can take effect and reduces the percentage impact of the potential decreases. We are entitled to receive these benefits as long as our Audit Committee does not determine that we are engaged in a discussion with any airline that is reasonably likely to result in a direct connect relationship and we have not consummated a direct connect relationship with any airline.
The Letter Agreement also clarified that we were permitted to proceed with an arrangement with ITA that provides for our use of ITA's airfare search solution after December 31, 2011. Also pursuant to the Letter Agreement, we have agreed to the circumstances under which we will use e-Pricing for searches on our websites through December 31, 2014.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit

Travelport is obligated to issue letters of credit on our behalf so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock, in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars). See Note 9 - Commitments and Contingencies.

Related Party Transactions with Affiliates of Blackstone and TCV

In the normal course of conducting business, we have entered into various agreements with affiliates of Blackstone and TCV. We believe that these agreements have been executed on terms comparable to those of unrelated third parties. For example, we have agreements with certain hotel management companies that are affiliates of Blackstone and that provide us with access to their inventory. We also purchase services from certain Blackstone and TCV affiliates such as telecommunications and advertising. We have also entered into various outsourcing agreements with Intelenet Global Services, an affiliate of Blackstone, that provide us with call center and telesales, back office administrative, information technology and financial services. In addition, various Blackstone and TCV affiliates utilize our partner marketing programs and corporate travel services.

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of March 31, 2011 and December 31, 2010, reflected in our condensed consolidated balance sheets:

	March 31, 2011	December 31, 2010
	(in thousands)
Accounts receivable	$349	$235
Accounts payable	6,926	6,288
Accrued expenses	2,166	1,965
Accrued merchant payable	4,381	14,135
Other current liabilities	229	229
Other non-current liabilities	457	514

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the three months ended March 31, 2011 and March 31, 2010, reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net revenue	$5,215	$4,669
Cost of revenue	7,688	7,591
Selling, general and administrative expense	923	692
Marketing	33	—

14.     Fair Value Measurements

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, which are classified as cash and cash equivalents, other current assets, other current liabilities and other non-current liabilities in our condensed consolidated balance sheets. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of
	March 31, 2011				December 31, 2010
	Balance at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Money market funds	$122,311	$122,311	$—	$—	$49,097	$49,097	$—	$—
Foreign currency hedge assets (see Note 11 — Derivative Financial Instruments)	$2,321	$2,321	$—	$—	$—	$—	$—	$—
Foreign currency hedge liabilities (see Note 11 — Derivative Financial Instruments)	$—	$—	$—	$—	$2,227	$2,227	$—	$—
Interest rate swap liabilities (see Note 11 — Derivative Financial Instruments)	$1,878	$—	$1,878	$—	$2,917	$—	$2,917	$—

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

The carrying value of the Term Loan was $472.2 million at March 31, 2011, compared with a fair value of $451.6 million. At December 31, 2010, the carrying value of the Term Loan was $492.0 million, compared with a fair value of $465.9 million. The fair values were determined based on quoted market ask prices.

15.    Income Taxes
In computing the tax provision for the three months ended March 31, 2011, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2011. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three months ended March 31, 2011 and are expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2011 or are expecting to recognize a deferred tax asset related to such losses at December 31, 2011. We recognized no income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three months ended March 31, 2011 and are not expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2011 or are not expecting to recognize a deferred tax asset related to such losses at December 31, 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2010 Annual Report on Form 10-K filed with the SEC on March 1, 2011.
OVERVIEW

We are a leading global online travel company ("OTC") that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network and Orbitz for Business in the United States; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

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

We generate revenue through display advertising, performance-based advertising and other marketing programs available on our websites. In addition, we generate revenue through our private label channel for travel booked on third-party websites. We in turn pay commissions to our private label partners based on the bookings generated by their websites. We also have an airline hosting business which earns revenue through licensing or fee arrangements.

Our mission is to become one of the world's three primary hotel distribution platforms. Specifically, we organize our activities into three functional areas: demand, supply and retail.

Demand

We seek to generate demand through both business-to-consumer and business-to-business channels. Our goal is to further increase brand awareness and loyalty so that consumers come directly to our websites to book their travel. For example, in July 2010, we launched a new offline marketing campaign for Orbitz.com to reinforce our hotel value proposition. Our brand message, “When You Orbitz, You Know,” highlights the information, tools and resources that we make available to help customers make informed decisions when it comes to booking a hotel, as well as the benefits of Orbitz Hotel Price Assurance. In addition, in January 2011, ebookers launched a new advertising campaign across all of its 12 country websites to reinforce its “Book easier, travel happier” brand message.

We are focused on further optimizing our spending in paid channels, such as search engine marketing, travel research and affiliate marketing, to drive consumers to our websites in a cost effective manner. We are also actively pursuing strategies to increase the amount of traffic coming to our websites through free channels, such as search engine optimization and email marketing. In addition, we have active sales and account management programs to drive traffic to our private label channel and Orbitz for Business.

Supply

We work with our suppliers to provide our customers with a broad and deep range of highly competitive travel products and services on our websites. For hotels, we are focused on offering our customers the ability to book the most relevant hotels at the most competitive prices. To do this, we are improving our infrastructure to ensure we have robust promotional capabilities, appropriate connectivity with our suppliers and sophisticated sort order algorithms. We have a global hotel services team that works closely with chains and independent hotels to increase the number of properties that participate on our websites and works with hotels to ensure that our customers have access to their best available prices.

With respect to airlines, we offer customers the ability to book hundreds of airlines on our websites. Generally, we have long-standing and, we believe, good relationships with our airline suppliers. However, globally, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution. We continue to work with our suppliers to provide our customers with a highly competitive product offering.

Retail

We are highly focused on enhancing the customer shopping experience on our websites by developing new tools and technologies to help users research options, by improving the quality of the hotel content we make available (such as editorial descriptions, photographs, virtual tours and user-generated reviews) and by developing systems and technologies that will allow us to provide customers with more personalized and relevant search results. For example, in the third quarter of 2010, we completed the migration of the hotel booking path for our domestic leisure websites to our global technology platform, and we are in the process of migrating the rest of our domestic leisure booking paths and HotelClub to this platform. We believe this technology platform, which is already being used by our ebookers websites, provides meaningful improvements to both the speed and customer shopping experience on our websites and enables us to deliver innovation to our customers more quickly. We are also focused on making it easier for our customers to search and book travel products through mobile devices. In 2010, Orbitz launched native applications for the iPhone® and Android™ mobile devices and a mobile website (m.orbitz.com), and ebookers launched a mobile website (m.ebookers.com). In April 2011, Orbitz for Business launched a mobile website (m.orbitzforbusiness.net).
Industry Trends

The presence of high unemployment rates and related pressure on consumer spending, recent natural disasters and related travel disruptions, as well as perceived uncertainty about the state of the global economy, continues to cause ongoing uncertainty and volatility in the travel market.
Fundamentals in the global hotel industry have strengthened. In 2010 and early 2011, we saw year-over-year increases in both hotel occupancy rates and average daily rates for hotel rooms, and we expect these trends to continue. In periods of rising occupancy, hotels are less likely to make promotional inventory available for booking on OTCs websites. Although higher ADRs increase the net revenue that OTCs earn per hotel transaction, the combined effect of higher ADRs and less promotional inventory availability could reduce demand for leisure travel, which represents the majority of our bookings.
Demand for air travel has also strengthened. As a result, air fares have increased and airlines have added some capacity back into their fleets, although sharply rising fuel costs have resulted in airlines recently pulling back on their capacity growth plans. In the near term, higher fuel costs and potential consolidation in the airline industry could continue to put pressure on any further capacity additions and air fares. Generally, OTCs benefit from lower air fares because they encourage leisure travel. In addition, our air net revenue is primarily driven by the number of tickets we sell rather than ticket prices.
Airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution, which could significantly reduce the net revenue OTCs earn from air travel and other ancillary travel products. In addition, as certain supply agreements renew and as airlines and GDSs renegotiate their agreements in 2011, the net revenue we earn from GDSs in the form of incentive payments or from airlines in the form of commissions may be negatively impacted.
We believe the domestic online travel market has matured. However, internationally, the online travel industry continues to benefit from increasing internet usage rates and growing acceptance of online booking. As a result, international growth rates for the online travel industry have, and we expect will continue to, outpace growth rates for online travel domestically.
Intense competition in the travel industry has historically led OTCs and travel suppliers to aggressively spend on online marketing. Competition for search engine key words has intensified as economic conditions continue to improve and certain OTCs and travel suppliers increase their marketing spending. In addition, the recent acquisition of ITA Software, Inc. by Google could further intensify competition and increase costs to acquire traffic.

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

Transactions, hotel room nights and gross bookings provide insight into changes in overall travel demand, both industry-wide and on our websites. We track net revenue trends for our various brands, geographies and products to gain insight into the performance of our business across these categories. The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three months ended March 31, 2011 and March 31, 2010. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance. Air net revenue is comprised of net revenue from stand-alone air bookings, while non-air net revenue includes net revenue from hotel bookings, vacation packages, advertising and media and other sources.

	Three Months Ended March 31,		$	%
	2011	2010	Change	Change
	(in thousands)
Gross bookings
Domestic
Air	$1,744,530	$1,816,137	$(71,607)	(4)%
Non-air	632,074	621,260	10,814	2%
Total domestic gross bookings	2,376,604	2,437,397	(60,793)	(2)%
International
Air	375,404	316,107	59,297	19%
Non-air	223,142	176,739	46,403	26%
Total international gross bookings	598,546	492,846	105,700	21%
Total gross bookings (a)	$2,975,150	$2,930,243	$44,907	2%
Net revenue
Domestic
Air	$50,095	$52,846	$(2,751)	(5)%
Non-air	84,238	91,149	(6,911)	(8)%
Total domestic net revenue	134,333	143,995	(9,662)	(7)%
International
Air	22,405	18,779	3,626	19%
Non-air	28,185	24,379	3,806	16%
Total international net revenue	50,590	43,158	7,432	17%
Total net revenue (b)	$184,923	$187,153	$(2,230)	(1)%
Transaction and hotel room night growth
Transaction growth (a)	(7)%	20%
Hotel room night growth	(2)%	13%

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

(b)
For the three months ended March 31, 2011 and March 31, 2010, $34.4 million and $33.1 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010
Gross Bookings

For our domestic business, which is comprised principally of Orbitz and CheapTickets (collectively referred to as our domestic leisure brands) and Orbitz for Business, total gross bookings decreased $60.8 million, or 2%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. The $60.8 million decrease was primarily due to a $71.6 million decrease in air gross bookings, which was driven by lower transaction volume for our domestic leisure brands, partially offset by higher air fares. Non-air gross bookings increased $10.8 million, or 2%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. This increase was primarily driven by higher gross bookings for hotels and car rentals, partially offset by lower gross bookings for vacation packages. Gross bookings for hotels increased due to higher ADRs and, to a lesser extent, higher transaction volume. Gross bookings for car rentals increased due to higher transaction volume. Vacation package gross bookings declined primarily due to lower transaction volume, partially offset by a higher average price per transaction as a result of higher average air fares, higher hotel ADRs and higher average length of stay.

For our international business, which is comprised principally of ebookers and HotelClub, total gross bookings increased $105.7 million, or 21%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. Foreign currency fluctuations increased gross bookings by $21.8 million. Excluding the impact of foreign currency fluctuations, international gross bookings increased $83.9 million due to a $50.0 million increase in air gross bookings and a $33.9 million increase in non-air gross bookings. The increase in air gross bookings was primarily due to higher transaction volume, partially offset by a lower average price per airline ticket as a result of a shift towards short-haul flights and markets where average booking values are lower. Higher gross bookings for both vacation packages and hotels for ebookers drove the increase in non-air gross bookings, which was partially offset by lower hotel gross bookings for HotelClub. For ebookers, vacation package gross bookings increased primarily due to higher transaction volume driven by new product offerings and our marketing efforts. Hotel gross bookings at ebookers increased due to higher transaction volume and, to a lesser extent, a higher average price per transaction as a result in the shift in the geographic mix of bookings towards markets where booking values are higher. Hotel gross bookings for HotelClub declined as a result of lower transaction volume.

Net Revenue — See discussion of net revenue in Results of Operations section below.

Transaction and Hotel Room Night Growth

Our transaction volume decreased by 7% year-over-year and stayed hotel room nights decreased by 2% year-over-year in the three months ended March 31, 2011. The decrease in transaction volume was primarily driven by a decline in transactions for our domestic leisure brands due to actions taken by certain airlines to limit the marketing of their fares on meta-search sites, such as Kayak, fare structure changes implemented by a major airline, higher air fares and, to a lesser extent, the lack of American Airlines' content on our Orbitz.com and Orbitz for Business websites. We were able to replace much of the American Airlines' ticket volume through substitution for other airlines offered on our websites. Hotel room nights for our domestic leisure brands were also impacted by these factors as well as by higher ADRs for hotel rooms coupled with a weakening promotional environment and a significant decline in the quality of traffic we received from a travel research marketing partner. In addition, transactions and stayed hotel room nights for our HotelClub brand declined. However, the strength of our global platform, the introduction of new product offerings and higher marketing spend helped drive growth in transactions and stayed hotel room nights at ebookers. Orbitz for Business, driven by the return of business travel demand, and our private label channel, driven by the addition of new partners, also generated strong transaction and room night growth in the quarter.

Results of Operations

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

	Three Months Ended March 31,		$	%
	2011	2010	Change	Change
	(in thousands)
Net revenue
Air	$72,500	$71,625	$875	1%
Hotel	45,189	43,468	1,721	4%
Vacation package	25,858	27,853	(1,995)	(7)%
Advertising and media	12,682	12,218	464	4%
Other	28,694	31,989	(3,295)	(10)%
Total net revenue	184,923	187,153	(2,230)	(1)%
Cost and expenses
Cost of revenue (a)	36,315	35,340	975	3%
Selling, general and administrative	68,609	63,790	4,819	8%
Marketing (a)	65,357	60,567	4,790	8%
Depreciation and amortization	15,274	18,986	(3,712)	(20)%
Impairment of other assets	—	1,704	(1,704)	(100)%
Total operating expenses	185,555	180,387	5,168	3%
Operating (loss) income	(632)	6,766	(7,398)	(109)%
Other (expense) income
Net interest expense	(10,565)	(11,311)	746	(7)%
Other income (expense)	390	(399)	789	(198)%
Total other expense	(10,175)	(11,710)	1,535	(13)%
Loss before income taxes	(10,807)	(4,944)	(5,863)	119%
Provision for income taxes	86	317	(231)	(73)%
Net loss	$(10,893)	$(5,261)	$(5,632)	107%
As a percent of net revenue
Cost of revenue	20%	19%
Selling, general and administrative expense	37%	34%
Marketing expense	35%	32%

(a)
During the first quarter of 2011, we changed the classification of expenses for commissions paid to private label partners (“affiliate commissions”) from cost of revenue to marketing expense in our condensed consolidated statements of operations, which we believe more closely aligns with general industry practice and better reflects the nature of our operating costs. We have reclassified affiliate commissions of $2.9 million from cost of revenue to marketing expense for the three months ended March 31, 2010 to conform to the current presentation. The reclassification had no impact on our condensed consolidated results of operations, financial position or cash flows.

Net Revenue

Net revenue decreased $2.2 million, or 1%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.

Air.  Net revenue from air bookings increased $0.9 million, or 1%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. Excluding the impact of foreign currency fluctuations, net revenue from air bookings was relatively flat. Domestic air net revenue decreased $2.8 million, which was primarily driven by a $7.0 million decrease due to lower transaction volume, partially offset by a $4.2 million increase due to higher average net revenue per airline ticket. The lower transaction volume was primarily due to the supplier actions and marketing partner impacts described in the "Transaction and Hotel Room Night Growth" section above. The higher average net revenue per airline ticket was due primarily to an increase in the segment incentive revenue earned per segment processed through Travelport GDSs (see "Letter Agreement" section of Note 13 – Related Party Transactions of the Notes to Condensed Consolidated Financial Statements) and, to a lesser extent, an increase in commissions from airlines with variable commission structures as a result of higher average air fares.

Excluding the impact of foreign currency fluctuations, international air net revenue increased $2.7 million primarily due to higher transaction volume, which was driven in part by marketing efforts at ebookers.

Hotel.  Net revenue from hotel bookings increased $1.7 million, or 4%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings, increased $0.3 million.

Domestic hotel net revenue increased $1.1 million mostly due to higher hotel ADRs and higher breakage revenue. Excluding the impact of foreign currency fluctuations, international hotel net revenue declined $0.8 million primarily due to lower transaction volume for HotelClub, partially offset by higher transaction volume for ebookers.

Vacation package.  Net revenue from vacation package bookings decreased $2.0 million, or 7%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings decreased $2.2 million.

Domestic vacation package net revenue decreased by $5.1 million, $3.0 million of which was due to lower transaction volume resulting from higher average air fares, higher ADRs and the supplier actions described in the "Transaction and Hotel Room Night Growth" section above, and $2.1 million of which was due to lower average net revenue per transaction.

Excluding the impact of foreign currency fluctuations, international net revenue from vacation packages increased $2.9 million primarily due to higher transaction volume for ebookers driven by new product offerings and marketing efforts.

Advertising and media.  Advertising and media net revenue increased $0.5 million, or 4%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. This increase was primarily driven by our ongoing efforts to monetize our websites globally, partially offset by a decline in net revenue from membership discount programs that we discontinued on our domestic leisure websites effective March 31, 2010.

Other.  Other net revenue is comprised primarily of net revenue from car bookings, cruise bookings, destination services, travel insurance and our hosting business. Other net revenue decreased $3.3 million, or 10%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. The decrease in other net revenue was primarily driven by lower travel insurance and hosting revenue.

Travel insurance revenue decreased due to lower air transaction volume and a change in estimate that we recognized in the first quarter of 2010, which resulted in the recognition of four months of travel insurance revenue in the first quarter of 2010 compared with three months in the first quarter of 2011. This was partially offset by higher average air fares and a higher travel insurance attachment rate. In April 2011, the Department of Transportation issued a new regulation that no longer allows for the travel insurance option to be pre-selected effective October 2011. As a result, we expect the net revenue we earn from travel insurance will be reduced after the regulation's effective date, although it is uncertain to what extent.

Hosting revenue declined $1.3 million to $1.0 million due to the termination of one of our airline hosting agreements in 2010. In the first quarter of 2011, our remaining airline hosting partner terminated its agreement with us effective July 30, 2011. As such, we do not currently expect to generate any material net revenue for our hosting business after that date.

Cost of Revenue

Our cost of revenue is primarily comprised of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Three Months Ended March 31,		$	%
	2011	2010	Change	Change
	(in thousands)
Cost of revenue
Customer service costs	$14,248	$14,413	$(165)	(1)%
Credit card processing fees	12,429	11,726	703	6%
Other	9,638	9,201	437	5%
Total cost of revenue	$36,315	$35,340	$975	3%

The increase in cost of revenue was primarily driven by a $1.7 million increase in customer refunds and charge-backs and a $0.7 million increase in credit card processing fees driven by a higher mix of merchant gross bookings, partially offset by a $0.5 million decrease in hosting costs resulting from the termination of one of our airline hosting agreements in the first quarter of 2010.

Selling, General and Administrative

Our selling, general and administrative expense is primarily comprised of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include legal, foreign currency and hedging and other administrative costs.

	Three Months Ended March 31,		$	%
	2011	2010	Change	Change
	(in thousands)
Selling, general and administrative
Wages and benefits (a)	$38,740	$36,802	$1,938	5%
Contract labor (a)	6,028	4,637	1,391	30%
Network communications, systems maintenance and equipment	6,683	6,530	153	2%
Other	17,158	15,821	1,337	8%
Total selling, general, and administrative	$68,609	$63,790	$4,819	8%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized.

The increase in selling, general and administrative expense was primarily driven by a $3.7 million increase in legal costs, net of insurance reimbursements, a $1.9 million increase in wages and benefits, a $1.4 million increase in contract labor costs and a $0.8 million increase in facilities costs. These increases were partially offset by a $3.4 million decrease in foreign currency losses and hedging costs.

Legal costs, net of insurance reimbursements, increased primarily due to ongoing litigation and the absence of insurance reimbursements in the first quarter of 2011. Going forward, there is no assurance that we will receive insurance reimbursements at the same levels we have historically received them, if at all. Wages and benefits increased due to higher staffing levels required to support our strategic initiatives and higher severance expense due to the migration of HotelClub to the global platform and the centralization of the finance function at ebookers, partially offset by lower equity-based compensation expense. Contract labor costs increased to support our strategic initiatives, and facilities costs increased primarily due to a one-time benefit recorded in the first quarter of 2010 related to the renegotiation of more favorable lease terms for certain ebookers office space.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising and affiliate commissions, and offline marketing costs, such as television, radio and print advertising. Our investment in online marketing is significantly greater than our investment in offline marketing. Marketing expense increased $4.8 million, or 8%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. The increase was primarily due to higher marketing investments for ebookers and continued growth in our private label channel, partially offset by lower marketing spending for our domestic leisure brands.
Depreciation and Amortization
Depreciation and amortization decreased $3.7 million, or 20%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. The decrease in depreciation and amortization was primarily due to lower amortization related to the expiration of the useful lives of certain customer relationship intangible assets during the third quarter of 2010.
Impairment

During the three months ended March 31, 2010, we recorded a non-cash charge of $1.7 million to impair an asset related to in-kind marketing and promotional support we expected to receive from Northwest Airlines under our Charter Associate Agreement with them. As a result of the completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines was no longer obligated to provide us with in-kind marketing and promotional support after June 1, 2010 (see Note 8 - Unfavorable Contracts of the Notes to Condensed Consolidated Financial Statements). There was no impairment charge recorded during the three months ended March 31, 2011.

In addition, due to the current economic uncertainty and other factors, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be impaired in future periods.

Net Interest Expense

Net interest expense decreased by $0.7 million, or 7%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. The decrease in net interest expense was primarily due to lower amounts outstanding and a lower effective interest rate on the term loan.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 13 - Related Party Transactions of the Notes to Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents and availability under the Revolver. At March 31, 2011 and December 31, 2010, our cash and cash equivalents balances were $155.8 million and $97.2 million, respectively. We had $64.7 million and $60.1 million of availability under the Revolver at March 31, 2011 and December 31, 2010, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $220.5 million and $157.3 million at March 31, 2011 and December 31, 2010, respectively.

We require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. The majority of these letters of credit have been issued by Travelport on our behalf. At March 31, 2011 and December 31, 2010, there were $73.8 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively, pursuant to the Separation Agreement. In addition, at March 31, 2011 and December 31, 2010, there were the equivalent of $7.8 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us and our liquidity.

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

As of March 31, 2011, we had a working capital deficit of $265.1 million compared with a deficit of $234.4 million as of December 31, 2010. Over time, we expect to decrease this deficit through growth in our business, in particular our global hotel business, and generating positive cash flow from operations.

We generated positive cash flow from operations for the years ended December 31, 2008 through December 31, 2010 and the three months ended March 31, 2011 despite experiencing net losses in these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ended December 31, 2011, we expect our capital expenditures to be between $42.0 million and $48.0 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We currently believe that cash flow generated from operations, cash on hand and cash available under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations over at least the next twelve months. However, in the future, our liquidity could be reduced as a result of the termination of any major supplier's participation on our websites or a change in their distribution strategy, changes in our business model, changes to payment terms or other requirements imposed by suppliers or regulatory agencies, such as requiring us to provide letters of credit or other forms of financial security or increases in such requirements, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy proceedings, certain jurisdictions' requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court, or our inability to recover defense costs. If as a result of these requirements we require additional letters of credit, or if Travelport is no longer required to issue letters of credit on our behalf, we would be required to issue these letters of credit under the Revolver or to establish cash reserves, which would reduce our liquidity and cash available to grow our business.

In regards to our long-term liquidity needs, we believe that cash flow generated from operations, cash on hand and cash available under the Revolver through its maturity in July 2013 will provide sufficient liquidity to fund our operating activities and capital expenditures. However, if in the future, we require more liquidity than is available to us under the Revolver, or we are unable to refinance or extend the Revolver by its July 2013 maturity date, or we are unable to refinance or repay the Term Loan by its July 2014 maturity date, we may need to raise additional funds through debt or equity offerings, which may not be available to us on favorable terms or at all.

Cash Flows
Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Beginning cash and cash equivalents	$97,222	$88,656
Cash provided by (used in):
Operating activities	89,845	95,991
Investing activities	(12,608)	(7,381)
Financing activities	(19,954)	(14,508)
Effect of changes in exchange rates on cash and cash equivalents	1,246	(828)
Net increase in cash and cash equivalents	58,529	73,274
Ending cash and cash equivalents	$155,751	$161,930

Operating Activities

Cash provided by operating activities consists of our net loss, adjusted for non-cash items such as depreciation, amortization, impairment of other assets, stock-based compensation and changes in various working capital items, principally accounts receivable, deferred income, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $89.8 million for the three months ended March 31, 2011 compared with $96.0 million for the three months ended March 31, 2010. The decrease in operating cash flow was mainly due to lower transaction volume in the first quarter of 2011 as compared with the first quarter of 2010. This decrease was partially offset by lower payments in the first quarter of 2011 compared with the first quarter of 2010 related to employee incentive compensation costs accrued in the previous years as well as changes in the timing of payments received from GDSs and changes in our other working capital accounts.

Investing Activities

Cash flow used in investing activities increased to $12.6 million for the three months ended March 31, 2011 from $7.4 million for the three months ended March 31, 2010. This increase was primarily due to higher capital spending to support our strategic initiatives.

Financing Activities

Cash flow used in financing activities increased to $20.0 million for the three months ended March 31, 2011 from $14.5 million for the three months ended March 31, 2010. In the first quarter of 2010, we received cash proceeds, net of issuance costs, from the purchase of shares of our common stock by Travelport, and we repaid borrowings made under the Revolver. No similar proceeds were received or payments were made in the first quarter of 2011, which resulted in the change in cash flow used in financing activities.
Financing Arrangements
On July 25, 2007, we entered into the Credit Agreement consisting of the Term Loan and the Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At March 31, 2011 and December 31, 2010, $472.2 million and $492.0 million of borrowings were outstanding on the Term Loan, respectively. At March 31, 2011 and December 31, 2010, there were no outstanding borrowings under the Revolver. In addition, at March 31, 2011 and December 31, 2010, there were the equivalent of $7.8 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not to exceed a maximum total leverage ratio, each as defined in the Credit Agreement. We are required to maintain a minimum fixed charge coverage ratio of 1 to 1 and not to exceed a maximum total leverage ratio of 3 to 1 for the remainder of the Credit Agreement. As of March 31, 2011, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year's excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2010, we made a $19.8 million prepayment on the Term Loan in the first quarter of 2011. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term. Based on our current financial projections for the year ended December 31, 2011, we estimate that we will be required to make a $19.5 million prepayment from excess cash flow in the first quarter of 2012. The amount of prepayment required is subject to change based on actual financial results, which could differ materially from our financial projections as of March 31, 2011. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2012 is not reasonably estimable as of March 31, 2011.

When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At March 31, 2011 and December 31, 2010, there were $73.8 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Under the Separation Agreement, Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

Financial Obligations

Commitments and Contingencies

We are party to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business model. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 9 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements).

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for reimbursements received of $1.3 million for the three months ended March 31, 2010. No such reimbursements were received for the three months ended March 31, 2011. Going forward, there is no assurance that we will receive insurance reimbursements at the same levels we have historically received them, if at all. As such, as of March 31, 2011, we had not recognized a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for the outstanding contingent claims for which we had not received reimbursement.
Contractual Obligations
Our contractual obligations as of March 31, 2011 did not materially change from the amounts set forth in our 2010 Annual Report on Form 10-K, except for the timing of payments on the Term Loan (see Note 6 - Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES
The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2010 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the first quarter of 2011.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Transaction Exposure

We use foreign currency contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by us do not qualify for hedge accounting treatment and, as a result, any fluctuations in the value of these foreign currency contracts are recognized in selling, general and administrative expense in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2011 and December 31, 2010, we had foreign currency contracts with net notional values equivalent to $250.9 million and $174.1 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010 was a net translation loss of $0.2 million and a net translation gain of $3.6 million, respectively. This gain or loss is recognized as an adjustment to shareholders' equity through accumulated other comprehensive income.

Interest Rate Risk

The Term Loan and the Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $300.0 million as of March 31, 2011 to hedge fluctuations in LIBOR (see Note 11 - Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used March 31, 2011 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $13.1 million at March 31, 2011 compared with $7.5 million at December 31, 2010. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% change in market rates of interest on interest expense would be $0 and $0.1 million at March 31, 2011 and December 31, 2010, respectively, which represents the effect on annual interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based on such evaluation, our

Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

During the three months ended March 31, 2011, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as described below.

Litigation Relating To Hotel Occupancy Taxes

Jefferson County, AR - On January 3, 2011, the Circuit Court of Jefferson County, Arkansas denied defendants' motion to dismiss.

Monroe County, FL - On January 6, 2011, the U.S. District Court for the Southern District of Florida approved the final settlement of the parties.

Brevard County, FL - On January 12, 2011, the U.S. District Court for the Middle District of Florida dismissed the case following notification of the parties' settlement.

Orange County, FL - On January 20, 2011, the Circuit Court in the Ninth Judicial Circuit in and for Orange County, Florida denied plaintiffs' motion for summary judgment.

City of Anaheim, CA - On January 24, 2011, the City of Anaheim filed its notice of appeal from the December 16, 2010 Order of the Superior Court for Los Angeles County granting peremptory writ of mandamus.

Miami-Dade County, FL - On February 8, 2011, the Circuit Court of the Second Judicial Circuit for Leon County, Florida entered plaintiff's and defendants' Joint Stipulation for Partial Dismissal of Claims in accordance with the class action settlement agreement reached in Monroe County, Florida.

City of Jacksonville, FL - On February 10, 2011, the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida entered plaintiff's and defendants' Joint Stipulation for Partial Dismissal of Claims in accordance with the class action settlement agreement reached in Monroe County, Florida.

Baltimore County, MD - On March 1, 2011, the United States District Court for the District of Maryland dismissed Count V (unjust enrichment) of the complaint, but denied Defendants' motion to dismiss on plaintiff's remaining claims.

State of Oklahoma - On March 11, 2011, the District Court of Oklahoma County dismissed plaintiff's complaint.

City of Myrtle Beach, SC - On March 14, 2011, the parties reached a tentative settlement agreement.

City of Santa Monica, CA - On March 16, 2011, the Superior Court for Los Angeles County granted defendants' demurrer dismissing the complaint without leave to amend.

City of Rome, GA - On March 21, 2011, the United States District Court for the Northern District of Georgia granted plaintiffs' motion for class certification on their statutory liability, unjust enrichment, conversion and UDTPA claims, but not on their voluntary insertion claims arising from the hotel contracts.

Washington, D.C. - On March 22, 2011, The District of Columbia filed a complaint in the Superior Court for the District of Columbia against Orbitz, LLC and Orbitz Worldwide, Inc. seeking declaratory and equitable relief as well as the collection of taxes, interest and penalties.

Horry County, SC - On March 23, 2011, the parties executed a settlement agreement in which plaintiff agreed to dismiss the pending lawsuit.

Birmingham, AL - On March 24, 2011, the Circuit Court of Jefferson County, Alabama granted defendants' motion for summary judgment.

Town of Hilton Head, SC - On April 12, 2011, the parties reached a tentative settlement agreement.

Consumer Class Actions

McAllister et al. v. Hotels.com LP, et al. - On February 24, 2011, citizen-taxpayers Elizabeth McAllister and Greg Bowerman of Arkansas filed a putative class action complaint in the Circuit Court of Saline County, Arkansas against Orbitz, LLC, Trip Network, Inc (d/b/a Cheaptickets.com), and Internetwork Publishing Corp. (d/b/a Lodging.com) seeking to enjoin defendants to make reimbursement of monies owed to the State of Arkansas for hotel taxes collected by defendants and not reported by defendants, plus interest.

Litigation Relating To Intellectual Property

H-W Technology L.C. v. Apple et al. - On March 30, 2011, H-W Technology filed a suit for patent infringement against 32 defendants, including Orbitz Worldwide, Inc. The suit alleges that Orbitz's smartphone application violates United States Patent No. 7,525,955.

Antitrust Litigation

American Airlines, Inc. v. Travelport Limited, et al. - On April 12, 2011, American Airlines filed suit against Travelport Limited, Travelport, LP, and Orbitz Worldwide LLC. American Airlines alleges that Orbitz, through its Travelport GDS Service Agreement, has violated the Sherman Antitrust Act.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K, except for the risk factor below.

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
Certain airlines may terminate their agreements with us for any reason or no reason prior to the scheduled expiration date upon thirty days' prior notice. Globally, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution. For example, in November 2010, American Airlines ("AA") removed its content from our Orbitz.com and Orbitz for Business websites effective December 2010 following unsuccessful negotiations in which AA requested, among other things, that we enter into a direct connect relationship and, in April 2011, AA filed a lawsuit against Travelport and us alleging that our Travelport GDS Service Agreement has violated the Sherman Antitrust Act. In 2010, the net revenue associated with AA tickets booked on our Orbitz.com and Orbitz for Business sites, including ancillary revenue from associated hotels, car rentals, travel insurance and destination services revenue, represented approximately 5 percent of our total net revenue. These recent developments have disrupted the travel industry and may have significant implications for both airlines and OTCs, including potentially forcing us and our competitors to change our business models and potentially putting us at competitive disadvantage to the extent we cannot reach an agreement with AA to distribute their tickets.
Our GDS service agreement with Travelport permits us to pursue direct connect relationships with new or existing suppliers during the term of the agreement, which expires on December 31, 2014, if the Travelport GDSs do not have material content or if there is a material economic difference between the cost of obtaining supplier content from the Travelport GDSs relative to a direct connect relationship. If we pursue a direct connect relationship and Travelport disputes our ability to do so under our GDS service agreement, we may become involved in a potentially costly and uncertain litigation dispute with Travelport. Any restrictions under our GDS service agreement may place us at a competitive disadvantage relative to other online travel companies who are establishing such relationships with airlines. If we cannot reach a new agreement with AA or if other airlines pursue a similar distribution strategy, it could reduce our access to air inventory; put us at a competitive disadvantage relative to other OTCs; reduce our compensation; create additional operating expenses related to the development, implementation and maintenance of the necessary technology systems to direct connect; increase the frequency or duration of system problems; and/or delay other projects.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Reserved

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Letter Agreement, dated as of February 1, 2011, between Orbitz Worldwide, Inc. and Travelport, LP.
10.2	Amendment, dated as of March 29, 2011 to Agreement relating to AA Ticketing Authority, dated as of February 1, 2011, between Orbitz Worldwide, Inc. and Travelport, LP.
10.3†	Letter Agreement, dated as of February 1, 2011, by and between Orbitz Worldwide, Inc. and ITA Software, Inc.
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC

Date: May 6, 2011	By: /s/ Barney Harford
Barney Harford Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2011	By: /s/ Russell Hammer
Russell Hammer Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)