Form 10-Q
period 2011-06-30
Orbitz Worldwide, Inc.
filed 2011-08-09
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

As of August 4, 2011, 103,350,133 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2010 Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$201,826	$193,491	$386,749	$380,644
Cost and expenses:
Cost of revenue	35,496	34,190	71,811	69,530
Selling, general and administrative	67,892	59,635	136,501	123,425
Marketing	63,159	58,441	128,516	119,008
Depreciation and amortization	15,442	19,683	30,716	38,669
Impairment of other assets (see Note 8)	—	—	—	1,704
Total operating expenses	181,989	171,949	367,544	352,336
Operating income	19,837	21,542	19,205	28,308
Other income (expense):
Net interest expense	(9,741)	(10,943)	(20,306)	(22,254)
Other income (expense)	(22)	417	368	18
Total other expense	(9,763)	(10,526)	(19,938)	(22,236)
Income (loss) before income taxes	10,074	11,016	(733)	6,072
Provision for income taxes	1,186	1,283	1,272	1,600
Net income (loss)	$8,888	$9,733	$(2,005)	$4,472

Net income (loss) per share - basic:
Net Income (loss) per share	$0.09	$0.10	$(0.02)	$0.05
Weighted-average shares outstanding	103,717,099	101,927,549	103,526,844	99,346,552

Net income (loss) per share - diluted:
Net income (loss) per share	$0.08	$0.09	$(0.02)	$0.04
Weighted-average shares outstanding	105,129,716	105,671,169	103,526,844	103,244,429

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$145,957	$97,222
Accounts receivable (net of allowance for doubtful accounts of $967 and $956, respectively)	72,183	54,702
Prepaid expenses	17,110	17,425
Due from Travelport, net	16,966	15,449
Other current assets	6,302	3,627
Total current assets	258,518	188,425
Property and equipment, net	151,515	158,063
Goodwill	679,339	677,964
Trademarks and trade names	128,757	128,431
Other intangible assets, net	5,354	7,649
Deferred income taxes, non-current	7,523	8,147
Other non-current assets	51,569	48,024
Total Assets	$1,282,575	$1,216,703
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,990	$26,491
Accrued merchant payable	311,419	233,850
Accrued expenses	115,941	105,798
Deferred income	46,196	30,850
Term loan, current	32,926	19,808
Other current liabilities	2,017	5,994
Total current liabilities	531,489	422,791
Term loan, non-current	439,287	472,213
Tax sharing liability	96,517	101,545
Unfavorable contracts	6,660	8,068
Other non-current liabilities	19,088	22,233
Total Liabilities	1,093,041	1,026,850
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 102,984,826 and 102,342,860 shares issued and outstanding, respectively	1,030	1,023
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,033,194	1,029,215
Accumulated deficit	(845,614)	(843,609)
Accumulated other comprehensive income (net of accumulated tax benefit of $2,558)	976	3,276
Total Shareholders’ Equity	189,534	189,853
Total Liabilities and Shareholders’ Equity	$1,282,575	$1,216,703

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$(2,005)	$4,472
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on extinguishment of debt	—	(57)
Depreciation and amortization	30,716	38,669
Impairment of other assets	—	1,704
Amortization of unfavorable contract liability	(940)	(1,764)
Non-cash net interest expense	7,177	7,984
Deferred income taxes	823	114
Stock compensation	4,927	8,575
Changes in assets and liabilities:
Accounts receivable	(14,918)	(9,745)
Deferred income	14,058	12,340
Due from Travelport, net	(33)	(17,962)
Accrued merchant payable	65,097	75,306
Accounts payable, accrued expenses and other current liabilities	4,732	(1,888)
Other	(7,105)	(3,088)
Net cash provided by operating activities	102,529	114,660
Investing activities:
Property and equipment additions	(23,464)	(17,099)
Changes in restricted cash	(4,538)	(914)
Net cash used in investing activities	(28,002)	(18,013)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	48,930
Payments of fees to repurchase a portion of the term loan	—	(248)
Payments on the term loan	(19,808)	(20,994)
Payments to extinguish debt	—	(13,488)
Employee tax withholdings related to net share settlements of equity-based awards	(941)	(1,099)
Proceeds from exercise of employee stock options	—	65
Payments on tax sharing liability	(7,228)	(10,239)
Payments on line of credit	—	(42,221)
Proceeds from note payable	—	800
Payments on note payable	(114)	—
Net cash used in financing activities	(28,091)	(38,494)
Effects of changes in exchange rates on cash and cash equivalents	2,299	(2,289)
Net increase in cash and cash equivalents	48,735	55,864
Cash and cash equivalents at beginning of period	97,222	88,656
Cash and cash equivalents at end of period	$145,957	$144,520
Supplemental disclosure of cash flow information:
Income tax payments, net	$1,154	$1,902
Cash interest payments, net of capitalized interest of $0 and $18, respectively	$13,915	$13,781
Non-cash investing activity:
Capital expenditures incurred not yet paid	$962	$613
Non-cash financing activity:
Repayment of term loan in connection with debt-equity exchange	$—	$49,564

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$8,888	$9,733	$(2,005)	$4,472
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	(367)	(656)	(4,209)	7,491
Unrealized gains on floating to fixed interest rate swaps	870	619	1,909	900
Other comprehensive income (loss)	503	(37)	(2,300)	8,391
Comprehensive income (loss)	$9,391	$9,696	$(4,305)	$12,863

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (the “IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At June 30, 2011 and December 31, 2010, Travelport and investment funds that own and/or control Travelport's ultimate parent company beneficially owned approximately 55% and 56% of our outstanding common stock, respectively.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Orbitz Worldwide, Inc. and subsidiaries (the “Company,” “we,” “us,” “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments, composed of normal recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K.

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Actual amounts may differ from these estimates.

During the first quarter of 2010, we recognized a change in estimate related to the timing of our recognition of travel insurance revenue. Prior to the first quarter of 2010, we recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. Our travel insurance supplier implemented timelier reporting and, as a result, beginning with the first quarter of 2010, we were able to recognize travel insurance revenue on an accrual basis rather than one month in

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrears. This change in estimate resulted in a $3.4 million increase in our net revenue and decrease in our net loss and a $0.03 decrease in our net loss per share for the six months ended June 30, 2010.

During the first quarter of 2011, we changed the classification of expenses for commissions paid to private label partners (“affiliate commissions”) from cost of revenue to marketing expense in our condensed consolidated statements of operations. We believe that the classification of affiliate commissions as marketing expense more closely aligns with general industry practice and better reflects the nature of these costs. We have reclassified affiliate commissions of $3.2 million and $6.1 million from cost of revenue to marketing expense for the three and six months ended June 30, 2010, respectively, to conform to the current year presentation. The reclassification had no net impact on our condensed consolidated results of operations, financial position or cash flows.

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

2.    Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board issued guidance that allows companies to allocate arrangement consideration in a multiple element arrangement in a way that better reflects the transaction economics. It provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined. When this evidence cannot be determined, companies are required to develop a best estimate of the selling price for each deliverable and allocate arrangement consideration using the relative selling price method. The guidance also expands the disclosure requirements to require that an entity provide both qualitative and quantitative information about the significant judgments made in applying this guidance. This guidance was effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

3.    Property and Equipment, Net

Property and equipment, net, consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Capitalized software	$268,087	$252,968
Furniture, fixtures and equipment	75,605	72,941
Leasehold improvements	13,604	13,352
Construction in progress	17,326	14,310
Gross property and equipment	374,622	353,571
Less: accumulated depreciation and amortization	(223,107)	(195,508)
Property and equipment, net	$151,515	$158,063

We recorded depreciation and amortization expense related to property and equipment in the amount of $14.2 million and $15.7 million for the three months ended June 30, 2011 and June 30, 2010, respectively, and $28.3 million and $30.6 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2011 were as follows:

Amount
(in thousands)
Balance at December 31, 2010, net of accumulated impairment of $500,952	$677,964
Impact of foreign currency translation (a)	1,375
Balance at June 30, 2011, net of accumulated impairment of $500,952	$679,339

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

Other Intangible Assets, Net

As of June 30, 2011 and December 31, 2010, we had finite-lived intangible assets of $5.4 million and $7.6 million, respectively, which are reflected in our condensed consolidated balance sheets net of accumulated amortization of $12.3 million and $10.1 million, respectively. We recorded amortization expense of $1.2 million and $4.0 million related to these assets for the three months ended June 30, 2011 and June 30, 2010, respectively, and $2.4 million and $8.1 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

5.     Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Advertising and marketing (a)	$28,678	$21,243
Tax sharing liability	19,491	19,813
Employee costs	18,219	20,367
Contract exit costs (b)	9,076	7,732
Professional fees	6,560	5,900
Customer service costs	6,490	6,306
Technology costs	6,018	4,894
Airline rebates	5,406	4,907
Customer refunds	5,402	5,126
Unfavorable contracts	2,958	2,490
Customer incentive costs	2,496	2,541
Other (a)	5,147	4,479
Total accrued expenses	$115,941	$105,798

(a)	We reclassified accrued affiliate commissions of $3.0 million at December 31, 2010 from other to advertising and marketing to conform to the current presentation (see Note 1 - Basis of Presentation).

(b)
In connection with the early termination of an agreement with Trilegiant Corporation in 2007, we are required to make termination payments totaling $18.5 million from January 1, 2008 to December 31, 2016. We accreted interest expense of $0.1 million and $0.2 million related to the termination liability during the three months ended June 30, 2011 and June 30, 2010, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2011 and June 30, 2010, respectively. At June 30, 2011, the net present value of the remaining termination payments of $11.4 million was included in our condensed consolidated balance sheet, $9.1 million of which was included in accrued expenses and $2.3 million of which was included in other non-current liabilities. At December 31, 2010, the net present value of the remaining termination payments of $11.1 million was included in our condensed consolidated

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet, $7.7 million of which was included in accrued expenses and $3.4 million of which was included in other non-current liabilities.
6.    Term Loan and Revolving Credit Facility

On July 25, 2007, we entered into a $685.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a seven-year $600.0 million term loan facility (the “Term Loan”) and a six-year $85.0 million revolving credit facility, which was effectively reduced to a $72.5 million revolving credit facility following the bankruptcy of Lehman Commercial Paper Inc. in October 2008 (the “Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (the “Alternative Base Rate”). The principal amount of the Term Loan is payable in quarterly installments of $1.3 million, with the final installment (equal to the remaining outstanding balance) due upon maturity in July 2014. In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term.
The changes in the Term Loan during the six months ended June 30, 2011 were as follows:

Amount
(in thousands)
Balance at December 31, 2010	$492,021
Prepayment from excess cash flow	(19,808)
Balance at June 30, 2011	$472,213

Based on our current financial projections for the year ending December 31, 2011, we estimate that we will be required to make a $32.9 million prepayment from excess cash flow in the first quarter of 2012. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of June 30, 2011. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2012 is not reasonably estimable as of June 30, 2011.

At June 30, 2011, $200.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $272.2 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 3.63% (see Note 11 — Derivative Financial Instruments).

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

At June 30, 2011 and December 31, 2010, there were no outstanding borrowings under the Revolver and the equivalent of $7.9 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings. Due to the letters of credit issued under the Revolver, we had $64.6 million and $60.1 million of availability at June 30, 2011 and December 31, 2010, respectively. Commitment fees on unused amounts under the Revolver were $0.1 million for each of the three months ended June 30, 2011 and June 30, 2010, and $0.2 million for each of the six months ended June 30, 2011 and June 30, 2010.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of June 30, 2011, the estimated remaining payments that may be due under this agreement were approximately $183.2 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $116.0 million and $121.4 million at June 30, 2011 and December 31, 2010, respectively. The table below shows the changes in the tax sharing liability during the six months ended June 30, 2011:

Amount
(in thousands)
Balance at December 31, 2010	$121,358
Accretion of interest expense (a)	6,489
Cash payments	(7,228)
Other (b)	(4,611)
Balance at June 30, 2011	$116,008

(a)
We accreted interest expense related to the tax sharing liability of $3.1 million and $3.5 million for the three months ended June 30, 2011 and June 30, 2010, respectively, and $6.5 million and $7.1 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

(b)
At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement (the "Cendant Indemnity"). As a result, we recorded a non-current asset of $37.0 million for this indemnity, which serves to offset $37.0 million of the remaining tax sharing liability due to the Founding Airlines. During the second quarter of 2011, we were relieved of $4.6 million of the tax sharing liability due to a reduction in the Cendant Indemnity for certain payments made by Avis Budget Group, Inc. to the Founding Airlines. As such, the tax sharing liability and non-current asset related to the Cendant Indemnity were each reduced by such amount, which had no impact on our condensed consolidated statements of operations or cash flows. The asset related to the Cendant Indemnity totaled $32.4 million and $37.0 million at June 30, 2011 and December 31, 2010, respectively, and was included in other non-current assets in our condensed consolidated balance sheets.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $19.5 million and $19.8 million was included in accrued expenses in our condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively. The long-term portion of the tax sharing liability of $96.5 million and $101.6 million was reflected as the tax sharing liability in our condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively.

8.    Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements (the “Charter Associate Agreements”) with the Founding Airlines as well as US Airways (the “Charter Associate Airlines”). These agreements pertain to our Orbitz business, which was owned by the Founding Airlines at the time we entered into the agreements. Under the Charter Associate Agreements, we must pay a portion of the global distribution system (“GDS”) incentive revenue we earn from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter Associate Airline are booked through our Orbitz.com and OrbitzforBusiness.com websites utilizing Worldspan. We also receive in-kind marketing and promotional support from the Charter Associate Airlines under the Charter Associate Agreements.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our condensed consolidated statements of operations, both on a straight-line basis over the remaining contractual term.

The table below shows the changes in the net unfavorable contract liability during the six months ended June 30, 2011:

Amount
(in thousands)
Balance at December 31, 2010	$10,558
Amortization (a)	(940)
Balance at June 30, 2011	$9,618

(a)
We recognized net amortization for the unfavorable portion of the Charter Associate Agreements in the amount of $0.3 million ($1.8 million was recorded as an increase to net revenue and $1.5 million was recorded as an increase to marketing expense) for the three months ended June 30, 2011 and $1.0 million ($2.2 million was recorded as an increase to net revenue and $1.2 million was recorded as an increase to marketing expense) for three months ended June 30, 2010. We recognized net amortization for the unfavorable portion of the Charter Associate Agreements in the amount of $0.9 million ($3.7 million was recorded as increase to net revenue and $2.8 million was recorded as an increase to marketing expense) for the six months ended June 30, 2011 and $1.8 million ($4.5 million was recorded as an increase to net revenue and $2.7 million was recorded as an increase to marketing expense) for the six months ended June 30, 2010.

During the first quarter of 2010, we recorded a non-cash charge of $1.7 million to impair the portion of the asset related to the expected in-kind marketing and promotional support to be received from Northwest Airlines under our Charter Associate Agreement with that airline. This impairment charge was reflected as impairment of other assets in our condensed consolidated statement of operations for the six months ended June 30, 2010.
At June 30, 2011 and December 31, 2010, the net unfavorable contract liability was $9.6 million and $10.6 million, respectively. The current portion of the liability of $3.0 million and $2.5 million was included in accrued expenses in our condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively. The long-term portion of the liability of $6.7 million and $8.1 million was reflected as unfavorable contracts in our condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively.

9.    Commitments and Contingencies

Our commitments as of June 30, 2011 did not materially change from the amounts set forth in our 2010 Annual Report on Form 10-K, except for changes in the timing of future payments on the Term Loan (see Note 6 - Term Loan and Revolving Credit Facility).

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
We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the Louisiana Department of Revenue; the New Mexico Taxation and Revenue Department; the Wyoming Department of Revenue; the Colorado Department of Revenue; the Montana Department of Revenue; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Aurora, Colorado Springs and Steamboat Springs, Colorado; St. Louis, Missouri; and the counties of Jefferson, Arkansas; Brunswick and Stanly,

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

North Carolina; Duval, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against the Company, individually ranging from $250 to approximately $40.9 million, and totaling approximately $68.6 million.
Assessments that are administratively final and subject to judicial review have been issued by the cities of Anaheim, San Francisco and San Diego, California; the counties of Miami-Dade and Broward, Florida; the Indiana Department of Revenue and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the West Virginia Department of Revenue; the Texas Comptroller; Hawaii Department of Taxation; the Maryland Comptroller, the cities of Los Angeles and Santa Monica, California; the city of Denver, Colorado; the city of Philadelphia, Pennsylvania; the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; and the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia; Osceola, Florida; and Montgomery, Maryland. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for reimbursements received of $2.0 million and $3.3 million for the three and six months ended June 30, 2010, respectively. No such reimbursements were received during the six months ended June 30, 2011. Going forward, there is no assurance that we will receive insurance reimbursements at the same levels we have historically received them, if at all. As such, during the six months ended June 30, 2011, we did not recognize a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for the outstanding contingent claims for which we have not received reimbursement.

We are also involved in various other claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters in the ordinary course of business.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of June 30, 2011 and December 31, 2010, we had accruals of $0.4 million and $1.9 million, respectively, related to various legal proceedings. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We generally cannot estimate our range of loss related to hotel occupancy cases, except to the extent there are court judgments against us or taxing authorities have issued assessments against us (see discussion below related to the city of San Antonio, Texas hotel occupancy tax case). Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

In July 2011, related to the city of San Antonio, Texas hotel occupancy tax case, the United States District Court for the Western District of Texas issued its findings of fact and conclusions of law in which it held the defendant OTCs, including Orbitz, liable for hotel occupancy taxes on markup, fees, and breakage revenue, and also imposed penalties and interest. We expect the court will enter judgment late in the third quarter of 2011, and after judgment is entered, we intend to appeal the ruling and expect to prevail. Accordingly, we have not accrued any expenses related to this case. It is possible, however, that we will not prevail, and if that occurs, we estimate that the amount of the judgment that we would be required to pay would be approximately $2.9 million.

Also in July 2011, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments (see Note 5 — Accrued Expenses); in 2010, in connection with a dispute with Trilegiant, we ceased making termination payments, but we continue to carry the remaining present value of the total liability and accrete interest on such liability.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended, entered into in connection with the IPO (the “Separation Agreement”). At June 30, 2011 and December 31, 2010, there were $73.0 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 13 - Related Party Transactions). In addition, at June 30, 2011 and December 31, 2010, there were the equivalent of $7.9 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. Total letter of credit fees were $1.3 million and $0.9 million for the three months ended June 30, 2011 and June 30, 2010, respectively, and $2.7 million and $1.8 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

10.    Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors (the “Compensation Committee”) for participation in the Plan. At our Annual Meeting of Shareholders on June 1, 2011, our shareholders approved an amendment to the Plan, increasing the number of shares of our common stock available for issuance under the Plan from 18,100,000 shares to 21,100,000 shares, subject to adjustment as provided by the Plan. As of June 30, 2011, 6,722,163 shares were available for future issuance under the Plan.

Restricted Stock Units

We granted 1,946,000 restricted stock units during the six months ended June 30, 2011 with a weighted-average grant date fair value per share of $2.64. The fair value of restricted stock units is amortized on a straight-line basis over the requisite service period, and the majority of these restricted stock units vest annually over a four-year period. During the six months ended June 30, 2011, 767,721 restricted stock units vested with a weighted-average grant date fair value per share of $4.34. We issued 582,565 shares of common stock in connection with these vestings, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vestings.

Performance-Based Restricted Stock Units

We granted 805,000 performance-based restricted stock units (“PSUs”) in June 2011 with a fair value per share of $2.33 to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU, subject to the satisfaction of a performance condition. The performance condition requires that the Company’s net revenue for fiscal year 2011 equal or exceed a certain threshold, or each PSU will be forfeited. If this performance condition is met, the PSUs will vest annually over a four-year period. As of June 30, 2011, we expect that the performance condition will be satisfied, and as such, the fair value of the PSUs is being amortized on a straight-line basis over the requisite service period.

As previously disclosed in our 2010 Annual Report on Form 10-K, during the first quarter of 2011, the PSUs granted during the year ended December 31, 2008 were forfeited upon determination by the Compensation Committee that the performance conditions for these PSUs were not satisfied.

Non-Employee Directors Deferred Compensation Plan

We granted 383,216 deferred stock units to our non-employee directors during the six months ended June 30, 2011 with a weighted-average grant date fair value per share of $2.96. These deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The entire grant date fair value of deferred stock units is expensed on the date of grant.

Compensation Expense

We recognized total equity-based compensation expense of $2.9 million and $5.7 million during the three months ended June 30, 2011 and June 30, 2010, respectively, and $4.9 million and $8.6 million for the six months ended June 30, 2011 and June 30, 2010, respectively, none of which has provided us a tax benefit. As of June 30, 2011, a total of $16.6 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units and unvested PSUs are expected to be recognized over the remaining weighted-average period of three years. During the six months ended June 30, 2011, we began using historical share forfeitures rather than historical employee turnover to estimate future share forfeitures, which did not have a significant impact on equity-based compensation expense for the current period or on unrecognized

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation costs related to unvested awards.

11.    Derivative Financial Instruments

Interest Rate Hedges

At June 30, 2011, we had the following interest rate swaps outstanding that effectively converted $200.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	January 29, 2010	January 31, 2012	1.15%	One-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.21%	Three-month LIBOR

The following interest rate swap that effectively converted an additional $100.0 million of the Term Loan from a variable to a fixed interest rate matured during the six months ended June 30, 2011:

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

The interest rate swaps were reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment was recorded to accumulated other comprehensive income. The following table shows the fair value of our interest rate swaps at June 30, 2011 and December 31, 2010:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2011	December 31, 2010
		(in thousands)
Liability Derivatives:
Interest rate swaps	Other current liabilities	$1,008	$1,286
Interest rate swaps	Other non-current liabilities	—	1,631

The following table shows the market adjustments recorded during the three and six months ended June 30, 2011 and June 30, 2010:

	Gain in Other Comprehensive Income		(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
			(in thousands)
Interest rate swaps	$870	$619	$(994)	$(1,894)	$—	$—

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gain in Other Comprehensive Income		(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
			(in thousands)
Interest rate swaps	$1,909	$900	$(2,215)	$(3,677)	$—	$—

The amount of loss recorded in accumulated other comprehensive income at June 30, 2011 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $1.0 million after-tax.

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. As of June 30, 2011, we had foreign currency contracts outstanding with a total net notional amount of $243.7 million, almost all of which matured in July 2011. The foreign currency contracts do not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the foreign currency contracts are recorded in net loss, as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges at June 30, 2011 and December 31, 2010:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2011	December 31, 2010
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$3,365	$—
Liability Derivatives:
Foreign currency hedges	Other current liabilities	110	2,227

The following table shows the changes in the fair value of our foreign currency contracts recorded in net loss during the three and six months ended June 30, 2011 and June 30, 2010:

	(Loss) Gain in Selling, General & Administrative Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Foreign currency hedges (a)	$(488)	$1,994	$(2,567)	$5,358

(a)
We recorded transaction gains (losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $(0.8) million and $(1.2) million in the three months ended June 30, 2011 and June 30, 2010, respectively, and $0.1 million and $(9.2) million in the six months ended June 30, 2011 and June 30, 2010, respectively. These transaction gains (losses) were included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of these transaction gains (losses) together with the gains (losses) incurred on our foreign currency hedges was $(1.3) million and $0.8 million in the three months ended June 30, 2011 and June 30, 2010, respectively, and $(2.5) million and $(3.8) million in the six months ended June 30, 2011 and June 30, 2010, respectively.

12.    Net Income (Loss) per Share
We calculate basic net income (loss) per share by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by the application of the treasury stock method.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$8,888	$9,733	$(2,005)	$4,472
Net income (loss) per share:
Basic	$0.09	$0.10	$(0.02)	$0.05
Diluted	$0.08	$0.09	$(0.02)	$0.04
Weighted average shares outstanding:
Basic	103,717,099	101,927,549	103,526,844	99,346,552
Dilutive effect of:
Stock options	—	84,017	—	143,549
Restricted stock units	1,356,143	3,659,202	—	3,753,754
Performance-based restricted stock units	56,474	—	—	—
Restricted stock	—	401	—	574
Diluted (a)	105,129,716	105,671,169	103,526,844	103,244,429

(a)
Stock options, restricted stock, restricted stock units and PSUs were not included in the calculation of diluted net loss per share for the six months ended June 30, 2011 because we had a net loss for the period and, accordingly, the inclusion of these equity awards would have had an antidilutive effect on diluted net loss per share.

The following equity awards were not included in the diluted net income (loss) per share calculation above because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
Antidilutive Equity Awards	2011	2010	2011	2010
Stock options	3,835,319	2,655,638	3,835,319	2,655,638
Restricted stock units	1,427,436	334,963	5,194,324	388,535
Performance-based restricted stock units	1,095,250	614,679	1,095,250	614,679
Total	6,358,005	3,605,280	10,124,893	3,658,852

13.    Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of June 30, 2011 and December 31, 2010, reflected in our condensed consolidated balance sheets. Amounts due to or from Travelport are generally settled on a net basis.

	June 30, 2011	December 31, 2010
	(in thousands)
Due from Travelport, net	$16,966	$15,449

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three and six months ended June 30, 2011 and June 30, 2010, reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net revenue (a)	$29,816	$31,738	$60,820	$63,675
Cost of revenue	$174	$114	$393	$261
Selling, general and administrative expense	$101	$140	$701	$163
Interest expense	$1,282	$841	$2,628	$1,786

(a)
These amounts include net revenue related to our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gullivers Travel Associates, “GTA”) for the three and six months ended June 30, 2010 and the three months ended March 31, 2011. As of the end of the second quarter of 2011, GTA was no longer a related party. In addition, net revenue for the three and six months ended June 30, 2011 includes incremental GDS incentive revenue recognized through June 1, 2011 under the Letter Agreement with Travelport (see “Letter Agreement” section below).

The tables above reflect amounts resulting from agreements with Travelport and its subsidiaries, including our transition services agreement, master license agreement, equipment, services and use agreements, GDS service agreement, hotel sourcing and franchise agreement and corporate travel agreement.

Letter Agreement
In February 2011, we entered into a Letter Agreement with Travelport, which was amended in March 2011 (the “Letter Agreement”). The Letter Agreement amends and clarifies certain terms set forth in agreements that we have previously entered into with Travelport and provides certain benefits to us so long as certain conditions are met.
 The Letter Agreement contains an agreement relating to the absence of ticketing authority on American Airlines (“AA”). Under this agreement, our segment incentives payable from Travelport under the parties’ Travelport GDS Service Agreement were increased effective December 22, 2010 until the earliest of August 31, 2011, the reinstatement of ticketing authority by AA for our Orbitz.com website, the consummation of a direct connect relationship with AA, or the determination by our Audit Committee of the Board of Directors (the “Audit Committee”) that we are engaged in a discussion with AA that is reasonably likely to result in a direct connect relationship between us and AA. On June 1, 2011, the Illinois Circuit Court of Cook County ruled in favor of Travelport’s request for injunctive relief against AA in Travelport, LP v. American Airlines, Inc. As a result of this ruling, ticketing authority by AA was immediately reinstated on our Orbitz.com website resulting in the expiration of the increased segment incentives payable from Travelport on June 1, 2011.
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

Related Party Transactions with Affiliates of Blackstone and TCV

In the course of conducting business, we have entered into various agreements with affiliates of Blackstone and TCV.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For example, we have agreements with certain hotel management companies that are affiliates of Blackstone and that provide us with access to their inventory. We also purchase services from certain Blackstone and TCV affiliates such as telecommunications and advertising. We have also entered into various outsourcing agreements with Intelenet Global Services, an affiliate of Blackstone, that provide us with call center and telesales, back office administrative, information technology and financial services. In addition, various Blackstone and TCV affiliates utilize our partner marketing programs and corporate travel services. We believe that these agreements have been executed on terms comparable to those available from unrelated third parties.

The following table summarizes the related party balances with affiliates of Blackstone and TCV as of June 30, 2011 and December 31, 2010, reflected in our condensed consolidated balance sheets:

	June 30, 2011	December 31, 2010
	(in thousands)
Accounts receivable	$392	$235
Accounts payable	$8,057	$6,288
Accrued expenses	$2,196	$1,965
Accrued merchant payable	$5,296	$14,135
Other current liabilities	$229	$229
Other non-current liabilities	$400	$514

The following table summarizes the related party transactions with affiliates of Blackstone and TCV for the three and six months ended June 30, 2011 and June 30, 2010, reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net revenue	$6,009	$5,872	$11,224	$10,541
Cost of revenue	$7,456	$7,872	$15,144	$15,463
Selling, general and administrative expense	$1,097	$738	$2,020	$1,430
Marketing	$37	$—	$70	$—

14.     Fair Value Measurements

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, which are classified as cash and cash equivalents, other current assets, other current liabilities and other non-current liabilities in our condensed consolidated balance sheets. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of
	June 30, 2011				December 31, 2010
	Balance at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Money market funds	$32,524	$32,524	$—	$—	$49,097	$49,097	$—	$—
Foreign currency hedge assets (see Note 11 — Derivative Financial Instruments)	$3,365	$3,365	$—	$—	$—	$—	$—	$—
Foreign currency hedge liabilities (see Note 11 — Derivative Financial Instruments)	$110	$110	$—	$—	$2,227	$2,227	$—	$—
Interest rate swap liabilities (see Note 11 — Derivative Financial Instruments)	$1,008	$—	$1,008	$—	$2,917	$—	$2,917	$—

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

The carrying value of the Term Loan was $472.2 million at June 30, 2011, compared with a fair value of $436.8 million. At December 31, 2010, the carrying value of the Term Loan was $492.0 million, compared with a fair value of $465.9 million. The fair values were determined based on quoted market ask prices.

15.    Income Taxes

We have established a liability for unrecognized tax benefits of $3.8 million at June 30, 2011 and December 31, 2010 that management believes to be adequate. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $1.0 million at June 30, 2011 and December 31, 2010. During the next twelve months, we anticipate a reduction to this liability due to the lapsing of statutes of limitations of approximately $3.2 million, $0.5 million of which would affect our effective tax rate.

In computing the tax provision for the three and six months ended June 30, 2011, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2011. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and six months ended June 30, 2011 and are expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2011 or are expecting to recognize a deferred tax asset related to such losses at December 31, 2011. We recognized no income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and six months ended June 30, 2011, and we are neither expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2011 nor expecting to recognize a deferred tax asset related to such losses at December 31, 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011.
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
We also generate revenue through display advertising, performance-based advertising and other marketing programs available on our websites. In addition, we generate revenue through our private label channel for travel booked on third-party websites. We in turn pay commissions to our private label partners based on the bookings generated by their websites.
TRENDS
The online travel industry is highly competitive, and our position in the industry is affected by the industry-wide trends discussed below, as well as a number of factors specific to our global operations and relationships. In addition, the presence of high unemployment rates and related pressure on consumer spending, recent natural disasters and related travel disruptions, as well as perceived uncertainty about the state of the global economy, continues to cause uncertainty and volatility in the travel market.
Over the past year, fundamentals in the global hotel industry have strengthened. In 2010 and the first half of 2011, the hotel industry experienced year-over-year increases in both hotel occupancy rates and average daily rates for hotel rooms, and we expect these trends to continue.
Demand in the air travel industry has also strengthened over the past year, driven largely from corporate travel, resulting in higher airfares. High ticket prices have put pressure on leisure travel, which represents the majority of air bookings through OTCs. And, in the near term, high fuel costs and further consolidation in the airline industry could continue to put pressure on airfares.
Airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution, which could significantly reduce the net revenue OTCs earn from air travel and other ancillary travel products. In addition, as certain supply agreements renew and as airlines and GDSs renegotiate their agreements over the next several quarters, the net revenue OTCs earn in the form of incentive payments from GDSs or in the form of commissions from airlines may be negatively impacted.
We believe the domestic online travel market has matured. However, internationally, the online travel industry continues to benefit from increasing internet usage rates and growing acceptance of online booking. As a result, international growth rates for the online travel industry have outpaced, and we expect will continue to outpace, growth rates for online travel domestically.
Intense competition in the travel industry has historically led OTCs and travel suppliers to aggressively spend on online marketing. Competition for search engine key words has intensified as economic conditions improve and certain OTCs and travel suppliers increase their marketing spending. In addition, the recent acquisition of ITA Software, Inc. by Google could further intensify competition and increase costs to acquire traffic.
In the first half of 2011, Orbitz.com and Cheaptickets.com, collectively referred to as our domestic leisure brands, continued to account for a majority of our net revenue, but experienced challenges. Our domestic air net revenue declined year-over-year due to increasing airfares, which have pressured leisure travel demand. The decline was also attributable to other factors, including several airlines’ recent actions to prohibit the promotion of their fares on meta-search websites, through which we derive a larger concentration of our total bookings than some of our competitors, and, to a lesser extent, the lack of American Airlines’ fares on our websites between December 21, 2010 and June 1, 2011. In addition, our domestic hotel room nights declined against the prior year compared with an increase in the industry generally as we continue to face competitive pressures to build market share.
We remain highly focused on addressing these challenges. For example, we are continuing the migration of our domestic leisure brands onto our global technology platform and investing in technology and innovative features for our websites, which we believe will position our domestic leisure brands for growth. We are focused on further optimizing our spending in paid channels, such as search engine marketing, travel research and affiliate marketing, to drive consumers to our websites in a cost effective manner, and we are also actively pursuing strategies to increase the amount of traffic coming to our websites through free channels, such as search engine optimization and email marketing. In addition, we continue to pursue the expansion of our private label channel and Orbitz for Business through the addition of new partners.
By contrast, overall, our international brands experienced growth in 2011 as compared with 2010. ebookers enjoyed significant increases in both air and non-air transactions during the first half of 2011, reflecting the general international growth trend of the online travel industry and successful marketing efforts, as well as the benefits from its migration onto the common global technology platform. We are likewise focused on further innovation for HotelClub, including the migration of this brand to the global technology platform and the optimization of our marketing efforts, to achieve long-term growth.

RESULTS OF OPERATIONS

Key Operating Metrics

Our operating results are driven by certain key metrics, which include transaction growth, hotel room night growth, gross bookings and net revenue. Transaction growth is defined as the year-over-year change in transactions booked on our websites. Hotel room night growth represents the year-over-year change in stayed hotel room nights and includes both stand-alone hotel room nights and hotel room nights booked as part of a vacation package. Gross bookings are defined as the total amount paid by consumers for travel products booked on our websites. Net revenue includes: commissions earned from suppliers under our retail model; the difference between the total amount the consumer pays us for travel and the negotiated net rate plus estimated taxes that the supplier charges us for that travel under our merchant model; service fees earned from consumers under both our merchant and retail models; and advertising revenue and certain other fees and commissions, such as incentive revenue earned for air, car and hotel segments processed through GDSs.

Transactions, hotel room nights and gross bookings provide insight into changes in overall travel demand, both industry-wide and on our websites. We track net revenue trends for our various brands, geographies and products to gain insight into the performance of our business across these categories. The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three and six months ended June 30, 2011 and June 30, 2010. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance. Air net revenue is comprised of net revenue from stand-alone air bookings, while non-air net revenue includes net revenue from hotel bookings, vacation packages, advertising and media and other sources.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2011	2010	Increase/ (Decrease)	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)	Increase/ (Decrease)
	(in thousands)				(in thousands)
Gross bookings:
Domestic:
Air	$1,834,354	$2,073,924	$(239,570)	(12)%	$3,578,884	$3,890,061	$(311,177)	(8)%
Non-air	579,707	584,194	(4,487)	(1)%	1,211,781	1,205,454	6,327	1%
Total domestic gross bookings	2,414,061	2,658,118	(244,057)	(9)%	4,790,665	5,095,515	(304,850)	(6)%
International:
Air	367,506	274,593	92,913	34%	742,910	590,700	152,210	26%
Non-air	215,640	144,928	70,712	49%	438,782	321,667	117,115	36%
Total international gross bookings	583,146	419,521	163,625	39%	1,181,692	912,367	269,325	30%
Total gross bookings	$2,997,207	$3,077,639	$(80,432)	(3)%	$5,972,357	$6,007,882	$(35,525)	(1)%
Net revenue:
Domestic:
Air	$47,650	$53,867	$(6,217)	(12)%	$97,745	$106,713	$(8,968)	(8)%
Non-air	94,376	97,443	(3,067)	(3)%	178,614	188,592	(9,978)	(5)%
Total domestic net revenue	142,026	151,310	(9,284)	(6)%	276,359	295,305	(18,946)	(6)%
International:
Air	21,872	16,996	4,876	29%	44,277	35,775	8,502	24%
Non-air	37,928	25,185	12,743	51%	66,113	49,564	16,549	33%
Total international net revenue	59,800	42,181	17,619	42%	110,390	85,339	25,051	29%
Total net revenue (a)	$201,826	$193,491	$8,335	4%	$386,749	$380,644	$6,105	2%
Transaction and hotel room night growth (decline):
Transaction growth	(9)%	5%			(8)%	12%
Hotel room night growth	(1)%	9%			(1)%	11%

(a)
For the three months ended June 30, 2011 and June 30, 2010, $32.9 million and $32.1 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs. For the six months ended June 30, 2011 and June 30, 2010, $67.3 and $65.2 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

Gross Bookings

For our domestic business, which is comprised principally of our domestic leisure brands and Orbitz for Business, total gross bookings decreased $244.1 million, or 9%, for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. The $244.1 million decrease was primarily due to a $239.6 million decrease in air gross bookings, which was driven by lower transaction volume, partially offset by higher air fares. Non-air gross bookings decreased $4.5 million, or 1%, for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. This decrease was primarily driven by lower gross bookings for vacation packages, partially offset by higher gross bookings for car rentals and for hotels. Vacation package gross bookings declined primarily due to lower transaction volume, partially offset by a higher average price per transaction as a result of higher average air fares and higher hotel ADRs. Gross bookings for hotels increased due to higher ADRs, partially offset by lower domestic leisure transaction volume. Gross bookings for car rentals increased due to higher transaction volume.

For our international business, which is comprised principally of ebookers and HotelClub, total gross bookings increased $163.6 million, or 39%, for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. Foreign currency fluctuations increased gross bookings by $66.4 million. Excluding the impact of foreign currency fluctuations, international gross bookings increased $97.2 million due to a $52.6 million increase in air gross bookings, which was primarily driven by higher transaction volume, and a $44.6 million increase in non-air gross bookings. Higher gross bookings for both vacation packages and hotels for ebookers drove the increase in non-air gross bookings, which was partially offset by lower hotel gross bookings for HotelClub. For ebookers, vacation package gross bookings increased primarily due to higher transaction volume driven by new product offerings and increased marketing efforts. Hotel gross bookings at ebookers increased due to higher transaction volume and, to a lesser extent, a higher average price per transaction as a result of a shift in the geographic mix of bookings towards markets where booking values are higher. Hotel gross bookings for HotelClub declined largely as a result of lower transaction volume.

Transaction and Hotel Room Night Growth

Our transaction volume decreased 9% year-over-year and stayed hotel room nights decreased 1% year-over-year in the three months ended June 30, 2011. The decrease in transaction volume was primarily driven by a decline in transactions for our domestic leisure brands due to actions taken by certain airlines to limit the marketing of their fares on meta-search sites, such as Kayak, fare structure changes implemented by a major airline, higher air fares and, to a lesser extent, the lack of American Airlines' content on our Orbitz.com and Orbitz for Business websites through June 1, 2011. We were able to replace much of the American Airlines' ticket volume through substitution for other airlines offered on our websites. Hotel room nights for our domestic leisure brands were also impacted by these factors as well as by higher ADRs for hotel rooms coupled with a weakening promotional environment and a significant decline in the bookings we received through traffic from a travel research marketing partner. In addition, transactions and stayed hotel room nights for our HotelClub brand declined. However, the introduction of new product offerings and higher marketing spend, as well as the strength of our global platform, helped drive growth in transactions and stayed hotel room nights at ebookers. Our private label channel, driven by the addition of new partners, also generated transaction and room night growth in the quarter.
Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010
Gross Bookings

For our domestic business, total gross bookings decreased $304.9 million, or 6%, for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. The $304.9 million decrease was due to a $311.2 million decrease in air gross bookings, which was driven by lower transaction volume, partially offset by higher air fares. Non-air gross bookings increased $6.3 million, or 1%, for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. This increase was primarily driven by higher gross bookings for hotels and car rentals, partially offset by lower gross bookings for vacation packages. Gross bookings for hotels largely increased due to higher ADRs, partially offset by lower domestic leisure transaction volume. Gross bookings for car rentals increased due to higher transaction volume. Vacation package gross bookings declined primarily due to lower transaction volume, partially offset by a higher average price per transaction, reflecting the higher average air fares and higher hotel ADRs previously mentioned.

For our international business, total gross bookings increased $269.3 million, or 30%, for the six months ended June 30,

2011 compared with the six months ended June 30, 2010. Foreign currency fluctuations increased gross bookings by $88.2 million. Excluding the impact of foreign currency fluctuations, international gross bookings increased $181.1 million due to a $102.6 million increase in air gross bookings and a $78.5 million increase in non-air gross bookings. The increase in air gross bookings was primarily due to higher transaction volume, partially offset by a lower average price per airline ticket as a result of a shift towards short-haul flights and markets where average booking values are lower. Higher gross bookings for both vacation packages and hotels for ebookers drove the increase in non-air gross bookings, which was partially offset by lower hotel gross bookings for HotelClub. For ebookers, vacation package gross bookings increased primarily due to higher transaction volume driven by new product offerings and increased marketing efforts. Hotel gross bookings at ebookers increased due to higher transaction volume and, to a lesser extent, a higher average price per transaction as a result in the shift in the geographic mix of bookings towards markets where booking values are higher. Hotel gross bookings for HotelClub declined largely as a result of lower transaction volume.

Transaction and Hotel Room Night Growth

Our transaction volume decreased 8% year-over-year and stayed hotel room nights decreased 1% year-over-year in the six months ended June 30, 2011. The decrease in transaction volume was primarily driven by a decline in transactions for our domestic leisure brands due to actions taken by certain airlines to limit the marketing of their fares on meta-search sites, such as Kayak, fare structure changes implemented by a major airline, higher air fares and, to a lesser extent, the lack of American Airlines' content on our Orbitz.com and Orbitz for Business websites through June 1, 2011. We were able to replace much of the American Airlines' ticket volume through substitution for other airlines offered on our websites. Hotel room nights for our domestic leisure brands were also impacted by these factors as well as by higher ADRs for hotel rooms coupled with a weakening promotional environment and a significant decline in bookings we received through traffic from a travel research marketing partner. In addition, transactions and stayed hotel room nights for our HotelClub brand declined. However, the introduction of new product offerings and higher marketing spend, as well as the strength of our global platform, helped drive growth in transactions and stayed hotel room nights at ebookers. Orbitz for Business, driven by the return of business travel demand, and our private label channel, driven by the addition of new partners, also generated strong transaction and room night growth.

Results of Operations

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

	Three Months Ended June 30,		$	%
	2011	2010	Change	Change
Net revenue:	(in thousands)
Air	$69,522	$70,863	$(1,341)	(2)%
Hotel	55,196	52,105	3,091	6%
Vacation package	33,479	31,161	2,318	7%
Advertising and media	13,632	12,420	1,212	10%
Other	29,997	26,942	3,055	11%
Total net revenue	201,826	193,491	8,335	4%
Cost and expenses:
Cost of revenue (a)	35,496	34,190	1,306	4%
Selling, general and administrative	67,892	59,635	8,257	14%
Marketing (a)	63,159	58,441	4,718	8%
Depreciation and amortization	15,442	19,683	(4,241)	(22)%
Total operating expenses	181,989	171,949	10,040	6%
Operating income	19,837	21,542	(1,705)	(8)%
Other income (expense):
Net interest expense	(9,741)	(10,943)	1,202	(11)%
Other income (expense)	(22)	417	(439)	(105)%
Total other expense	(9,763)	(10,526)	763	(7)%
Income before income taxes	10,074	11,016	(942)	(9)%
Provision for income taxes	1,186	1,283	(97)	(8)%
Net income	$8,888	$9,733	$(845)	(9)%
As a percent of net revenue:
Cost of revenue	18%	18%
Selling, general and administrative expense	34%	31%
Marketing expense	31%	30%

(a)
During the first quarter of 2011, we changed the classification of expenses for commissions paid to private label partners (“affiliate commissions”) from cost of revenue to marketing expense in our condensed consolidated statements of operations, which we believe more closely aligns with general industry practice and better reflects the nature of these costs. We have reclassified affiliate commissions of $3.2 million from cost of revenue to marketing expense for the three months ended June 30, 2010 to conform to the current presentation. The reclassification had no net impact on our condensed consolidated results of operations, financial position or cash flows.

Net Revenue

Net revenue increased $8.3 million, or 4%, for the three months ended June 30, 2011 compared with the three months ended June 30, 2010.

Air.  Net revenue from air bookings decreased $1.3 million, or 2%, for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. Excluding the impact of foreign currency fluctuations, net revenue from air bookings decreased $3.8 million. Domestic air net revenue decreased $6.2 million, which was primarily driven by an $8.0 million decrease due to lower transaction volume, partially offset by a $1.8 million increase due to higher average net revenue per airline ticket. The lower transaction volume was primarily due to the supplier actions and marketing partner impacts described in the “Transaction and Hotel Room Night Growth” section above. The higher average net revenue per airline ticket was due primarily to an increase in the incentive revenue earned per segment processed through Travelport GDSs through June

1, 2011 (see “Letter Agreement” section of Note 13 – Related Party Transactions of the Notes to Condensed Consolidated Financial Statements) and, to a lesser extent, a shift in supplier mix towards airlines from which we earn higher commissions. Excluding the impact of foreign currency fluctuations, international air net revenue increased $2.4 million primarily due to higher transaction volume, which was driven in part by marketing efforts at ebookers.

Hotel.  Net revenue from hotel bookings increased $3.1 million, or 6%, for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $0.2 million. Domestic hotel net revenue increased $0.4 million mostly due to higher hotel ADRs, partially offset by lower transaction volume. Excluding the impact of foreign currency fluctuations, international hotel net revenue declined $0.2 million primarily due to lower transaction volume for HotelClub, partially offset by higher transaction volume for ebookers.

Vacation package.  Net revenue from vacation package bookings increased $2.3 million, or 7%, for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings increased $1.3 million. Domestic vacation package net revenue decreased $2.5 million, driven by lower transaction volume resulting in part from higher average air fares and higher ADRs, as well as the supplier actions described in the “Transaction and Hotel Room Night Growth” section above. This decrease in transaction volume was partially offset by higher average net revenue per transaction, which was driven by higher hotel ADRs, fewer promotional coupons issued by us and, to a lesser extent, higher air fares. Excluding the impact of foreign currency fluctuations, international net revenue from vacation packages increased $3.8 million primarily due to higher transaction volume for ebookers driven by new product offerings and marketing efforts.

Advertising and media.  Advertising and media net revenue increased $1.2 million, or 10%, for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. This increase, reflecting increased display advertising, was primarily driven by our ongoing efforts to monetize our websites globally.

Other.  Other net revenue is comprised primarily of net revenue from car bookings, cruise bookings, destination services, travel insurance and our hosting business. Other net revenue increased $3.1 million, or 11%, for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. Excluding the impact of foreign currency fluctuations, other net revenue increased $2.1 million. The increase in other net revenue was primarily driven by higher car and travel insurance revenue. Car net revenue largely increased due to higher breakage and higher override revenue at ebookers. Override revenue represents incentive-based commissions received from certain suppliers based on volume thresholds. Travel insurance revenue increased primarily due to higher transaction volume at ebookers.

In April 2011, the Department of Transportation issued a new regulation that no longer allows for the travel insurance option to be pre-selected, which we expect to go into effect in January 2012. As a result, we expect the net revenue we earn from domestic travel insurance will be reduced after the regulation's effective date, although it is uncertain to what extent.

Cost of Revenue

Our cost of revenue is primarily comprised of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Three Months Ended June 30,		$	%
	2011	2010	Change	Change
Cost of revenue:	(in thousands)
Customer service costs	$13,683	$14,463	$(780)	(5)%
Credit card processing fees	11,964	10,917	1,047	10%
Other	9,849	8,810	1,039	12%
Total cost of revenue	$35,496	$34,190	$1,306	4%

Cost of revenue increased $1.3 million (a decrease of $0.1 million excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. The increase in cost of revenue was primarily driven by a $1.7 million increase in customer refunds and charge-backs globally and a $1.0 million increase in credit card processing fees driven by higher merchant transaction volume at ebookers, partially offset by a $0.8 million decrease in customer service costs due to overall lower transaction volume.

Selling, General and Administrative

Our selling, general and administrative expense is primarily comprised of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include legal, foreign currency transaction and hedging and other administrative costs.

	Three Months Ended June 30,		$	%
	2011	2010	Change	Change
Selling, general and administrative:	(in thousands)
Wages and benefits (a)	$39,153	$40,305	$(1,152)	(3)%
Contract labor (a)	6,650	4,576	2,074	45%
Network communications, systems maintenance and equipment	6,010	6,152	(142)	(2)%
Other	16,079	8,602	7,477	87%
Total selling, general, and administrative	$67,892	$59,635	$8,257	14%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $8.3 million ($4.7 million excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. The increase in selling, general and administrative expense was primarily driven by a $2.4 million increase in legal costs, net of insurance reimbursements, a $2.1 million increase in contract labor costs, a $2.1 million increase in foreign currency losses and hedging costs, a $0.6 million increase in bad debt expense, a $0.4 million increase in audit fees and a $0.3 million increase in travel expenses. These increases were partially offset by a $1.2 million decrease in wages and benefits.

Legal costs, net of insurance reimbursements, increased primarily due to ongoing litigation and the absence of insurance reimbursements in the second quarter of 2011. Going forward, there is no assurance that we will receive insurance reimbursements at the same levels we have historically received them, if at all. Contract labor costs and travel expenses increased to support our strategic initiatives. Wages and benefits decreased due to lower equity-based compensation expense and lower severance expense, partially offset by higher staffing levels required to support our strategic initiatives.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising and affiliate commissions, and offline marketing costs, such as television, radio and print advertising. Online marketing spending is significantly greater than our offline brand awareness marketing spending. Marketing expense increased $4.7 million ($1.5 million excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. The increase was primarily due to higher online marketing spending for ebookers and continued growth in our private label channel, partially offset by lower marketing spending for our domestic leisure brands.
Depreciation and Amortization
Depreciation and amortization decreased $4.2 million ($4.6 million excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. The decrease in depreciation and amortization was primarily due to lower amortization related to the expiration of the useful lives of certain customer relationship intangible assets during the third quarter of 2010, as well as certain other assets that became fully depreciated in 2010 or earlier in 2011.

Net Interest Expense

Net interest expense decreased $1.2 million, or 11%, for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. The decrease in net interest expense was primarily due to a lower effective interest rate on the term loan (including related interest rate hedges) and lower amounts outstanding.

Provision for Income Taxes

We recorded a tax provision of $1.2 million and $1.3 million for the three months ended June 30, 2011 and June 30,

2010, respectively. The provision for income taxes for the three months ended June 30, 2011 was primarily due to taxes on the income of certain European-based subsidiaries that had not established a valuation allowance and U.S., state and local income taxes. The provision for income taxes for the three months ended June 30, 2010 was primarily due to the state income tax and the U.S. federal alternative minimum tax effects on the income of our domestic operations.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

	Six Months Ended June 30,		$	%
	2011	2010	Change	Change
Net revenue:	(in thousands)
Air	$142,022	$142,488	$(466)	—%
Hotel	100,385	95,573	4,812	5%
Vacation package	59,337	59,014	323	1%
Advertising and media	26,314	24,638	1,676	7%
Other	58,691	58,931	(240)	—%
Total net revenue	386,749	380,644	6,105	2%
Cost and expenses:
Cost of revenue (a)	71,811	69,530	2,281	3%
Selling, general and administrative	136,501	123,425	13,076	11%
Marketing (a)	128,516	119,008	9,508	8%
Depreciation and amortization	30,716	38,669	(7,953)	(21)%
Impairment of other assets	—	1,704	(1,704)	(100)%
Total operating expenses	367,544	352,336	15,208	4%
Operating income	19,205	28,308	(9,103)	(32)%
Other income (expense):
Net interest expense	(20,306)	(22,254)	1,948	(9)%
Other income	368	18	350	**
Total other expense	(19,938)	(22,236)	2,298	(10)%
Income (loss) before income taxes	(733)	6,072	(6,805)	(112)%
Provision for income taxes	1,272	1,600	(328)	(21)%
Net income (loss)	$(2,005)	$4,472	$(6,477)	(145)%
As a percent of net revenue:
Cost of revenue	19%	18%
Selling, general and administrative expense	35%	32%
Marketing expense	33%	31%

**	Not meaningful.

(a)
During the first quarter of 2011, we changed the classification of expenses for affiliate commissions from cost of revenue to marketing expense in our condensed consolidated statements of operations, which we believe more closely aligns with general industry practice and better reflects the nature of these costs. We have reclassified affiliate commissions of $6.1 million from cost of revenue to marketing expense for the six months ended June 30, 2010 to conform to the current presentation. The reclassification had no net impact on our condensed consolidated results of operations, financial position or cash flows.

Net Revenue

Net revenue increased $6.1 million, or 2%, for the six months ended June 30, 2011 compared with the six months ended June 30, 2010.

Air.  Net revenue from air bookings decreased $0.5 million for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. Excluding the impact of foreign currency fluctuations, net revenue from air bookings decreased $3.8 million. Domestic air net revenue decreased $9.0 million, which was primarily driven by a $15.0 million decrease due to lower transaction volume, partially offset by a $6.0 million increase due to higher average net revenue per airline ticket. The lower transaction volume was primarily due to the supplier actions and marketing partner impacts described in the “Transaction and Hotel Room Night Growth” section above. The higher average net revenue per airline ticket was due primarily to an increase in the segment incentive revenue earned per segment processed through Travelport GDSs through June 1, 2011 (see “Letter Agreement” section of Note 13 – Related Party Transactions of the Notes to Condensed Consolidated Financial Statements) and, to a lesser extent, an increase in commissions as a result of a shift in supplier mix towards airlines from which we earn higher commissions, including those with variable commission structures. Excluding the impact of foreign currency fluctuations, international air net revenue increased $5.2 million primarily due to higher transaction volume, which was driven in part by marketing efforts at ebookers.

Hotel.  Net revenue from hotel bookings increased $4.8 million, or 5%, for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $0.6 million. Domestic hotel net revenue increased $1.6 million mostly due to higher hotel ADRs and higher breakage revenue, partially offset by lower transaction volume. Excluding the impact of foreign currency fluctuations, international hotel net revenue declined $1.0 million primarily due to lower transaction volume for HotelClub, partially offset by higher transaction volume for ebookers.

Vacation package.  Net revenue from vacation package bookings increased $0.3 million, or 1%, for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings decreased $0.9 million. Domestic vacation package net revenue decreased $7.6 million, $6.5 million of which was due to lower transaction volume resulting from higher average air fares and higher ADRs as well as the supplier actions described in the “Transaction and Hotel Room Night Growth” section above, and $1.1 million due to lower average net revenue per transaction. Excluding the impact of foreign currency fluctuations, international net revenue from vacation packages increased $6.7 million primarily due to higher transaction volume for ebookers driven by new product offerings and marketing efforts.

Advertising and media.  Advertising and media net revenue increased $1.7 million, or 7%, for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. This increase, reflecting increased display advertising, was primarily driven by our ongoing efforts to monetize our websites globally, partially offset by a decline in net revenue from membership discount programs that we discontinued on our domestic leisure websites effective March 31, 2010.

Other.  Other net revenue decreased $0.2 million for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. Excluding the impact of foreign currency fluctuations, other net revenue decreased $1.4 million. The decrease in other net revenue was primarily driven by lower hosting revenue, partially offset by higher car revenue. Hosting revenue declined $1.5 million to $1.8 million due to the termination of one of our airline hosting agreements in 2010. In the first quarter of 2011, our remaining airline hosting partner terminated its agreement with us effective July 30, 2011 and, as such, we do not currently expect to generate any material net revenue for our hosting business after that date. Car net revenue largely increased due to higher breakage and override commission revenue at ebookers.

Cost of Revenue

	Six Months Ended June 30,		$	%
	2011	2010	Change	Change
Cost of revenue:	(in thousands)
Customer service costs	$27,931	$28,876	$(945)	(3)%
Credit card processing fees	24,393	22,643	1,750	8%
Other	19,487	18,011	1,476	8%
Total cost of revenue	$71,811	$69,530	$2,281	3%

Cost of revenue increased $2.3 million ($0.4 million excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. The increase in cost of revenue was primarily driven by a $3.4 million increase in customer refunds and charge-backs globally and a $1.8 million increase in credit card processing fees driven by a higher merchant transaction volume at ebookers. These increases were partially offset by a $0.9 million decrease in customer service costs, a $0.7 million decrease in hosting costs, a $0.6 million decrease in ticketing costs and a $0.5 million decrease in connectivity and processing costs. Customer service costs decreased due to lower transaction volume, and the decrease in hosting costs resulted from the termination of one of our airline hosting agreements in the first quarter of 2010. The decline in ticketing and connectivity and processing costs was reflective of lower transaction volume.

Selling, General and Administrative

	Six Months Ended June 30,		$	%
	2011	2010	Change	Change
Selling, general and administrative:	(in thousands)
Wages and benefits (a)	$77,893	$77,107	$786	1%
Contract labor (a)	12,678	9,213	3,465	38%
Network communications, systems maintenance and equipment	12,693	12,682	11	—%
Other	33,237	24,423	8,814	36%
Total selling, general, and administrative	$136,501	$123,425	$13,076	11%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $13.1 million ($8.0 million excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. The increase in selling, general and administrative expense was primarily driven by a $6.1 million increase in legal costs, net of insurance reimbursements, a $3.5 million increase in contract labor costs, a $0.9 million increase in facilities costs, a $0.8 million increase in travel expenses and a $0.8 million increase in wages and benefits. These increases were partially offset by a $1.3 million decrease in foreign currency losses and hedging costs.

Legal costs, net of insurance reimbursements, increased primarily due to ongoing litigation and the absence of insurance reimbursements in the first two quarters of 2011. Contract labor costs and travel expenses increased to support our strategic initiatives, and facilities costs increased primarily due to a one-time benefit recorded in the first quarter of 2010 related to the renegotiation of more favorable lease terms for certain ebookers office space. Wages and benefits increased due to higher staffing levels required to support our strategic initiatives and higher severance expense due to the migration of HotelClub to the global platform and the centralization of the finance function at ebookers, partially offset by lower equity-based compensation expense.

Marketing

Marketing expense increased $9.5 million ($5.1 million excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. The increase was primarily due to higher online marketing spending for ebookers and continued growth in our private label channel, partially offset by lower marketing spending for our domestic leisure brands.
Depreciation and Amortization
Depreciation and amortization decreased $8.0 million ($8.5 million excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. The decrease in depreciation and amortization was primarily due to lower amortization related to the expiration of the useful lives of certain customer relationship intangible assets during the third quarter of 2010, as well as certain other assets that became fully depreciated in 2010 or earlier in 2011.
Impairment

During the six months ended June 30, 2010, we recorded a non-cash charge of $1.7 million to impair an asset related to in-kind marketing and promotional support we expected to receive from Northwest Airlines under our Charter Associate Agreement with them. As a result of the completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines was no longer obligated to provide us with in-kind marketing and promotional support after June 1, 2010 (see Note 8 - Unfavorable Contracts of the Notes to Condensed Consolidated Financial Statements). There was no impairment charge recorded during the six months ended June 30, 2011.

In addition, due to the current economic uncertainty and other factors, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be impaired in future periods.

Net Interest Expense

Net interest expense decreased $1.9 million, or 9%, for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. The decrease in net interest expense was primarily due to a lower effective interest rate on the term loan (including related interest rate hedges) and lower amounts outstanding.

Provision for Income Taxes

We recorded a tax provision of $1.3 million and $1.6 million for the six months ended June 30, 2011 and June 30, 2010, respectively. The provision for income taxes for the six months ended June 30, 2011 was primarily due to taxes on the income of certain European-based subsidiaries that had not established a valuation allowance and U.S., state and local income taxes. The provision for income taxes for the six months ended June 30, 2010 was primarily due to the state income tax and the U.S. federal alternative minimum tax effects on the income of our domestic operations.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents and availability under the senior secured credit agreement which includes a $72.5 million revolving credit facility (the “Revolver”). See Note 6 - Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements. At June 30, 2011 and December 31, 2010, our cash and cash equivalents balances were $146.0 million and $97.2 million, respectively. Due to the letters of credit issued under the Revolver, we had $64.6 million and $60.1 million of availability at June 30, 2011 and December 31, 2010, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $210.6 million and $157.3 million at June 30, 2011 and December 31, 2010, respectively.

We require letters of credit to support certain commercial agreements, leases and certain regulatory agreements. The majority of these letters of credit have been issued by Travelport on our behalf. At June 30, 2011 and December 31, 2010, there were $73.0 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively, pursuant to the Separation Agreement. In addition, at June 30, 2011 and December 31, 2010, there were the equivalent of $7.9 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings.

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

As of June 30, 2011, we had a working capital deficit of $273.0 million compared with a deficit of $234.4 million as of December 31, 2010. Over time, we expect to decrease this deficit through growth in our business, in particular our global hotel business, and by generating positive cash flow from operations.

We generated positive cash flow from operations for the years ended December 31, 2008 through December 31, 2010 and the six months ended June 30, 2011 despite experiencing net losses in these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ended December 31, 2011, we expect our capital expenditures to be between $42.0 million and $48.0 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We currently believe that cash flow generated from operations, cash on hand and cash available under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations over at least the next twelve months. However, in the future, our liquidity could be reduced as a result of the termination of any major supplier's participation on our websites or a change in their distribution strategy, changes in our business model, changes to payment terms or other requirements imposed by suppliers or regulatory agencies, such as requiring us to provide letters of credit or other forms of financial security or increases in such requirements, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy tax proceedings, certain jurisdictions’ requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court, or our inability to recover defense costs. If as a result of these requirements we require additional letters of credit, or if Travelport is no longer required to issue letters of credit on our behalf, we would be required to issue these letters of credit under the Revolver or to establish cash reserves, which would reduce our liquidity and cash available to grow our business.

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

Cash Flows

Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Beginning cash and cash equivalents	$97,222	$88,656
Cash provided by (used in):
Operating activities	102,529	114,660
Investing activities	(28,002)	(18,013)
Financing activities	(28,091)	(38,494)
Effect of changes in exchange rates on cash and cash equivalents	2,299	(2,289)
Net increase in cash and cash equivalents	48,735	55,864
Ending cash and cash equivalents	$145,957	$144,520

Operating Activities

Cash provided by operating activities consists of our net income or loss, adjusted for non-cash items such as depreciation, amortization, impairment of other assets and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred revenue, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $102.5 million for the six months ended June 30, 2011 compared with $114.7 million for the six months ended June 30, 2010. The decrease in operating cash flow in the first half of 2011 as compared with the first half of 2010 was mainly due to a $19.0 million decrease in cash inflows from our net income (loss), adjusted for non-cash items described above, partially offset by changes in our working capital accounts totaling $6.9 million. Overall, the $19.0 million decrease in cash flows related to higher spending to support our strategic initiatives as well as increased marketing efforts during the first half of 2011 as compared with the first half of 2010. The net change in working capital accounts was primarily driven by the timing of payments from Travelport, partially offset by changes in accounts receivable and merchant payable balances driven by lower transaction volume.

Investing Activities

Cash flow used in investing activities increased to $28.0 million for the six months ended June 30, 2011 from $18.0 million for the six months ended June 30, 2010. This increase was due to higher capital spending of $6.4 million to support our strategic initiatives and an increase in restricted cash balances.

Financing Activities

Cash flow used in financing activities decreased to $28.1 million for the six months ended June 30, 2011 from $38.5 million for the six months ended June 30, 2010. In the first half of 2010, we received cash proceeds, net of issuance costs, from the purchase of shares of our common stock by Travelport, and we repaid borrowings made under the Revolver and repaid and also extinguished amounts under the term loan. No similar proceeds were received nor were any debt extinguishments or repayments made under the Revolver in the first half of 2011 other than the required payment on the term loan in an amount similar to that in 2010.
Financing Arrangements
On July 25, 2007, we entered into a $685.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a seven-year $600.0 million term loan facility (the “Term Loan”) and a six-year $85.0 million revolving credit facility, which was effectively reduced to the $72.5 million Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At June 30, 2011 and December 31, 2010, $472.2 million and $492.0 million of borrowings were outstanding on the Term Loan, respectively. At June 30, 2011 and December 31, 2010, there were no outstanding borrowings under the Revolver. In addition, at June 30, 2011 and December 31, 2010, there were the equivalent of $7.9 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not exceed a maximum total leverage ratio, each as defined in the Credit Agreement. We are required to maintain a minimum fixed charge coverage ratio of 1 to 1 and not exceed a maximum total leverage ratio of 3 to 1 for the remainder of the Credit Agreement. As of June 30, 2011, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2010, we made a $19.8 million prepayment on the Term Loan in the first quarter of 2011. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term. Based on our current financial projections for the year ended December 31, 2011, we estimate that we will be required to make a $32.9 million prepayment from excess cash flow in the first quarter of 2012. The amount of prepayment required is subject to change based on actual financial results, which could differ materially from our financial projections as of June 30, 2011. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2012 is not reasonably estimable as of June 30, 2011.

When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the

Separation Agreement, as amended, entered into in connection with the initial public offering (the “IPO”) (the “Separation Agreement”), we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At June 30, 2011 and December 31, 2010, there were $73.0 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for reimbursements received of $2.0 million and $3.3 million for the three and six months ended June 30, 2010, respectively. No such reimbursements were received for the three and six months ended June 30, 2011. Going forward, there is no assurance that we will receive insurance reimbursements at the same levels we have historically received them, if at all. As such, as of June 30, 2011, we had not recognized a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for the outstanding contingent claims for which we had not received reimbursement.
Contractual Obligations
Our contractual obligations as of June 30, 2011 did not materially change from the amounts set forth in our 2010 Annual Report on Form 10-K, except for the timing of payments on the Term Loan (see Note 6 - Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES
The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2010 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2011.

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

Transaction Exposure

We use foreign currency contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound Sterling, Euro and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by us do not qualify for hedge accounting treatment and, as a result, any fluctuations in the value of these foreign currency contracts are recognized in selling, general and administrative expense in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2011 and December 31, 2010, we had foreign currency contracts with net notional values equivalent to $243.7 million and $174.1 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at June 30, 2011 and December 31, 2010 was a net translation loss of $0.6 million and a net translation gain of $3.6 million, respectively. This gain or loss is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

The Term Loan and the Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $200.0 million as of June 30, 2011 to hedge fluctuations in LIBOR (see Note 11 - Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used June 30, 2011 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $9.0 million at June 30, 2011 compared with $7.5 million at December 31, 2010. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% adverse change in market rates of interest on interest expense would be $0.1 million at June 30, 2011 and December 31, 2010, which represents the effect on annual interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

During the three months ended June 30, 2011, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010 or in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, except as described below.

Litigation Relating To Hotel Occupancy Taxes

City of Bowling Green, KY: On April 29, 2011, the Court of Appeals for the Commonwealth of Kentucky affirmed the dismissal of the City’s complaint by the Circuit Court of Warren County. On June 6, 2011 the City filed its motion for discretionary review to the Supreme Court of Kentucky.

City of Birmingham, AL: On May 5, 2011, the City of Birmingham, Alabama filed with the Alabama Supreme Court its notice of appeal of the dismissal of the City’s complaint by the Circuit Court of Jefferson County, Alabama.

Nassau County, NY: On May 13, 2011, the United States District Court for the Eastern District of New York dismissed the case for lack of subject matter jurisdiction.

Volusia County, FL: On May 11, 2011, the County of Volusia, Florida and the School Board of Volusia County, Florida served a complaint that had been filed in the Circuit Court, Seventh Judicial Circuit in and for Volusia County, Florida against Orbitz, LLC and Trip Network, Inc. (d/b/a CheapTickets) seeking declaratory and supplemental relief as well as the collection of taxes, interest and penalties.

City of Atlanta, GA: On May 16, 2011, the Georgia Supreme Court affirmed the Superior Court of Fulton County's July 22, 2010 order granting in part and denying in part the defendant OTCs’ motion for summary judgment. The City made a motion for reconsideration or clarification of its decision. On June 13, 2011, the Georgia Supreme Court denied the City's motion.

St. Louis County, MO: On June 28, 2011, the Supreme Court of Missouri affirmed the Circuit Court of St. Louis County, Missouri's September 27, 2010 final judgment and order granting the defendant OTCs’ motion to dismiss.

City of San Antonio, TX: On July 1, 2011, the United States District Court for the Western District of Texas issued its findings of fact and conclusions of law in which it held the defendant OTCs liable for hotel occupancy taxes on markup, fees, and breakage revenue, and also imposed penalties and interest. We expect the court to enter judgment late in the third quarter of 2011.

Consumer Class Actions

Peluso v. Orbitz.com, Orbitz, LLC (d/b/a Orbitz.com), Orbitz Worldwide, Inc., Orbitz Worldwide Development, LLC, Orbitz Worldwide International, Inc., Orbitz Worldwide, LLC, et al.: On May 31, 2011 and June 21, 2011, respectively, the United States District Court for the Southern District of New York dismissed all of the defendants other than Orbitz, LLC, and all of the plaintiff's claims against Orbitz, LLC, except for the claim for breach of fiduciary duty, and further transferred the sole remaining claim to the United States District Court for the Northern District of Illinois.

Litigation Relating To Intellectual Property

Alloqate, LLC v. Dealbase Corp. et al.: On May 9, 2011, Alloqate filed a suit for patent infringement against ten defendants, including Orbitz, LLC. The suit alleges that the “DealDetector” feature on the Orbitz.com website violates U.S. Patent No. 6,615,184.

Other Litigation
Trilegiant Corp. v. Orbitz, LLC and Trip Network Inc.: On July 7, 2011, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against Orbitz, LLC and Trip Network, Inc. Trilegiant alleges that the defendants are obligated to make a series of termination payments arising out of a promotion agreement that defendants terminated at the end of 2007.
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
Certain airlines may terminate their agreements with us for any reason or no reason prior to the scheduled expiration date upon thirty days’ prior notice. Globally, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution. For example, in November 2010, American Airlines (“AA”) removed its content from our Orbitz.com and Orbitz for Business websites effective December 2010 following unsuccessful negotiations in which AA requested, among other things, that we enter into a direct connect relationship. In June 2011, the Circuit Court of Cook County, Illinois granted Travelport's request for injunctive relief against AA. While AA immediately made its full schedule of flights available on both our Orbitz.com and Orbitz for Business websites as a result of this ruling, it was only required to do so through August 31, 2011, the date on which its distribution agreement with Travelport expires. In July 2011, we entered into a Letter Agreement with AA which extends the period over which AA is prohibited from removing its content from our websites into 2012. In addition, in April 2011, AA filed a lawsuit against Travelport and us alleging that our Travelport GDS Service Agreement has violated the Sherman Antitrust Act. In 2010, the net revenue associated with AA tickets booked on our Orbitz.com and Orbitz for Business sites, including ancillary revenue from associated hotels, car rentals, travel insurance and destination services revenue, represented approximately 5 percent of our total net revenue. These recent developments have disrupted the travel industry and may have significant implications for both airlines and OTCs, including potentially forcing us and our competitors to change our business models and potentially putting us at competitive disadvantage to the extent we cannot reach a long-term agreement with AA to distribute their tickets.
Our GDS service agreement with Travelport permits us to pursue direct connect relationships with new or existing suppliers during the term of the agreement, which expires on December 31, 2014, if the Travelport GDSs do not have material content or if there is a material economic difference between the cost of obtaining supplier content from the Travelport GDSs relative to a direct connect relationship. If we pursue a direct connect relationship and Travelport disputes our ability to do so under our GDS service agreement, we may become involved in a potentially costly and uncertain litigation dispute with Travelport. Any restrictions under our GDS service agreement may place us at a competitive disadvantage relative to other online travel companies who are establishing such relationships with airlines. If we cannot reach a long-term agreement with AA or if other airlines pursue a similar distribution strategy, it could reduce our access to air inventory; put us at a competitive disadvantage relative to other OTCs; reduce our compensation; create additional operating expenses related to the development, implementation and maintenance of the necessary technology systems to direct connect; increase the frequency or duration of system problems; and/or delay other projects.
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
10.1
Twelfth Amendment, dated as of May 5, 2011, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.

10.2
Thirteenth Amendment, dated as of May 5, 2011, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.

10.3†	Software License Agreement, dated as of April 1, 2011, by and between Orbitz Worldwide, LLC and ITA Software, Inc.
10.4†
Letter Agreement, dated as of November 15, 2010, by and between Orbitz Worldwide, LLC and Google Inc., related to Software License Agreement, dated as of April 1, 2011, by and between Orbitz Worldwide, LLC and ITA Software, Inc

10.5
Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 6, 2011).

31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC

Date: August 9, 2011	By: /s/ Barney Harford
Barney Harford Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2011	By: /s/ Russell Hammer
Russell Hammer Senior Vice President and Chief Financial Officer (Principal Financial Officer)