Form 10-Q
period 2011-09-30
Orbitz Worldwide, Inc.
filed 2011-11-04
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

As of October 31, 2011, 103,743,872 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 and in our 2010 Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$202,924	$194,479	$589,673	$575,123
Cost and expenses:
Cost of revenue	36,095	34,489	107,906	104,019
Selling, general and administrative	67,679	57,840	204,180	181,265
Marketing	61,351	56,809	189,867	175,817
Depreciation and amortization	14,939	17,780	45,655	56,449
Impairment of other assets (see Note 8)	—	—	—	1,704
Total operating expenses	180,064	166,918	547,608	519,254
Operating income	22,860	27,561	42,065	55,869
Other income (expense):
Net interest expense	(9,746)	(11,180)	(30,052)	(33,434)
Other income	9	—	377	18
Total other expense	(9,737)	(11,180)	(29,675)	(33,416)
Income before income taxes	13,123	16,381	12,390	22,453
Provision for income taxes	1,890	1,049	3,162	2,649
Net income	$11,233	$15,332	$9,228	$19,804

Net income per share - basic:
Net income per share	$0.11	$0.15	$0.09	$0.20
Weighted-average shares outstanding	104,652,402	103,066,070	103,906,153	100,600,016

Net income per share - diluted:
Net income per share	$0.11	$0.15	$0.09	$0.19
Weighted-average shares outstanding	105,509,043	105,339,916	105,492,208	104,023,529

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$140,795	$97,222
Accounts receivable (net of allowance for doubtful accounts of $1,162 and $956, respectively)	62,481	54,702
Prepaid expenses	15,718	17,425
Due from Travelport, net	15,415	15,449
Other current assets	9,932	3,627
Total current assets	244,341	188,425
Property and equipment, net	147,991	158,063
Goodwill	676,379	677,964
Trademarks and trade names	128,154	128,431
Other intangible assets, net	4,501	7,649
Deferred income taxes, non-current	5,649	8,147
Other non-current assets	15,819	48,024
Total Assets	$1,222,834	$1,216,703
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,898	$26,491
Accrued merchant payable	268,845	233,850
Accrued expenses	121,001	105,798
Deferred income	37,485	30,850
Term loan, current	21,200	19,808
Other current liabilities	1,639	5,994
Total current liabilities	475,068	422,791
Term loan, non-current	451,013	472,213
Tax sharing liability	63,091	101,545
Unfavorable contracts	5,550	8,068
Other non-current liabilities	19,028	22,233
Total Liabilities	1,013,750	1,026,850
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 103,364,150 and 102,342,860 shares issued and outstanding, respectively	1,034	1,023
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,034,571	1,029,215
Accumulated deficit	(834,381)	(843,609)
Accumulated other comprehensive income (net of accumulated tax benefit of $2,558)	7,912	3,276
Total Shareholders’ Equity	209,084	189,853
Total Liabilities and Shareholders’ Equity	$1,222,834	$1,216,703

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$9,228	$19,804
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on extinguishment of debt	—	(57)
Depreciation and amortization	45,655	56,449
Impairment of other assets	—	1,704
Amortization of unfavorable contract liability	(1,136)	(2,703)
Non-cash net interest expense	10,900	11,929
Deferred income taxes	2,444	2,719
Stock compensation	6,793	10,660
Changes in assets and liabilities:
Accounts receivable	(6,896)	(6,953)
Deferred income	6,395	6,186
Due from Travelport, net	1,458	(14,741)
Accrued merchant payable	31,012	56,405
Accounts payable, accrued expenses and other current liabilities	11,548	(8,277)
Other	(3,528)	(9,476)
Net cash provided by operating activities	113,873	123,649
Investing activities:
Property and equipment additions	(35,740)	(27,846)
Changes in restricted cash	(3,657)	(176)
Net cash used in investing activities	(39,397)	(28,022)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	48,930
Payments of fees to repurchase a portion of the term loan	—	(248)
Payments on the term loan	(19,808)	(20,994)
Payments to extinguish debt	—	(13,488)
Employee tax withholdings related to net share settlements of equity-based awards	(1,426)	(2,884)
Proceeds from exercise of employee stock options	—	65
Payments on tax sharing liability	(8,847)	(14,058)
Payments on line of credit	—	(42,221)
Proceeds from note payable	—	800
Payments on note payable	(171)	—
Net cash used in financing activities	(30,252)	(44,098)
Effects of changes in exchange rates on cash and cash equivalents	(651)	(1,119)
Net increase in cash and cash equivalents	43,573	50,410
Cash and cash equivalents at beginning of period	97,222	88,656
Cash and cash equivalents at end of period	$140,795	$139,066
Supplemental disclosure of cash flow information:
Income tax payments, net	$1,352	$1,140
Cash interest payments, net of capitalized interest of $0 and $17, respectively	$20,039	$21,184
Non-cash investing activity:
Capital expenditures incurred not yet paid	$59	$47
Non-cash financing activity:
Repayment of term loan in connection with debt-equity exchange	$—	$49,564

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$11,233	$15,332	$9,228	$19,804
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	6,753	(693)	2,544	6,798
Unrealized gain on floating to fixed interest rate swaps	183	376	2,092	1,276
Other comprehensive income (loss)	6,936	(317)	4,636	8,074
Comprehensive income	$18,169	$15,015	$13,864	$27,878

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (the “IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At September 30, 2011 and December 31, 2010, Travelport and investment funds that own and/or control Travelport's ultimate parent company beneficially owned approximately 55% and 56% of our outstanding common stock, respectively.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Orbitz Worldwide, Inc. and subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

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

During the first quarter of 2010, we recognized a change in estimate related to the timing of our recognition of travel insurance revenue. Prior to the first quarter of 2010, we recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. Our travel insurance supplier implemented timelier reporting and, as a result, beginning with

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first quarter of 2010, we were able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. This change in estimate resulted in a $3.4 million increase in our net revenue and net income and a $0.03 increase in our net income per share for the nine months ended September 30, 2010.

During the first quarter of 2011, we changed the classification of expenses for commissions paid to private label partners (“affiliate commissions”) from cost of revenue to marketing expense in our condensed consolidated statements of operations. We believe that the classification of affiliate commissions as marketing expense more closely aligns with general industry practice and better reflects the nature of these costs. We have reclassified affiliate commissions of $4.2 million and $10.3 million from cost of revenue to marketing expense for the three and nine months ended September 30, 2010, respectively, to conform to the current year presentation. The reclassification had no net impact on our condensed consolidated results of operations, financial position or cash flows.

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

3.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Capitalized software	$272,925	$252,968
Furniture, fixtures and equipment	76,402	72,941
Leasehold improvements	13,424	13,352
Construction in progress	19,860	14,310
Gross property and equipment	382,611	353,571
Less: accumulated depreciation and amortization	(234,620)	(195,508)
Property and equipment, net	$147,991	$158,063

We recorded depreciation and amortization expense related to property and equipment in the amount of $14.3 million and $15.4 million for the three months ended September 30, 2011 and September 30, 2010, respectively, and $42.6 million and $46.0 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the nine months ended September 30, 2011 was as follows:

Amount
(in thousands)
Balance at December 31, 2010, net of accumulated impairment of $500,952	$677,964
Impact of foreign currency translation (a)	(1,585)
Balance at September 30, 2011, net of accumulated impairment of $500,952	$676,379

(a)	Goodwill is allocated among our subsidiaries, including certain international subsidiaries. As a result, the carrying amount of our goodwill is impacted by foreign currency translation each period.

Other Intangible Assets, Net

As of September 30, 2011 and December 31, 2010, we had finite-lived intangible assets of $4.5 million and $7.6 million, respectively, which are reflected in our condensed consolidated balance sheets net of accumulated amortization of $8.6 million and $10.1 million, respectively. We recorded amortization expense of $0.7 million and $2.4 million related to these assets for the three months ended September 30, 2011 and September 30, 2010, respectively, and $3.1 million and $10.4 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

5.	Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Advertising and marketing (a)	$29,114	$21,243
Tax sharing liability	22,283	19,813
Employee costs	18,335	20,367
Contract exit costs (b)	9,597	7,732
Customer service costs	7,363	6,306
Professional fees	6,608	5,900
Technology costs	5,463	4,894
Airline rebates	5,058	4,907
Customer refunds	5,053	5,126
Unfavorable contracts	3,872	2,490
Customer incentive costs	2,679	2,541
Other (a)	5,576	4,479
Total accrued expenses	$121,001	$105,798

(a)	We reclassified accrued affiliate commissions of $3.0 million at December 31, 2010 from other to advertising and marketing to conform to the current presentation (see Note 1 — Basis of Presentation).

(b)
In connection with the early termination of an agreement with Trilegiant Corporation in 2007, we are required to make termination payments totaling $18.5 million from January 1, 2008 to December 31, 2016. We accreted interest expense of $0.2 million and $0.3 million related to the termination liability during the three months ended September 30, 2011 and September 30, 2010, respectively, and $0.5 million and $0.8 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. At September 30, 2011, the net present value of the remaining termination payments of $11.6 million was included in our condensed consolidated balance sheet, $9.6 million of which was included in accrued expenses and $2.0 million of which was included in other non-current liabilities. At December 31, 2010, the net present value of the remaining termination payments of $11.1 million was

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in our condensed consolidated balance sheet, $7.7 million of which was included in accrued expenses and $3.4 million of which was included in other non-current liabilities.

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
The change in the Term Loan during the nine months ended September 30, 2011 was as follows:

Amount
(in thousands)
Balance at December 31, 2010	$492,021
Prepayment from excess cash flow	(19,808)
Balance at September 30, 2011	$472,213

Based on our current financial projections for the year ending December 31, 2011, we estimate that we will be required to make a $21.2 million prepayment from excess cash flow in the first quarter of 2012. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of September 30, 2011. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2012 is not reasonably estimable as of September 30, 2011.

At September 30, 2011, $300.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $172.2 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 3.75% (see Note 11 — Derivative Financial Instruments).

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

At September 30, 2011 and December 31, 2010, there were no outstanding borrowings under the Revolver and the equivalent of $10.1 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings. Due to the letters of credit issued under the Revolver, we had $62.4 million and $60.1 million of availability at September 30, 2011 and December 31, 2010, respectively. Commitment fees on unused amounts under the Revolver were less than $0.1 million for each of the three months ended September 30, 2011 and September 30, 2010, and $0.2 million for each of the nine months ended September 30, 2011 and September 30, 2010.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of September 30, 2011, the estimated remaining payments that may be due under this agreement were approximately $139.3 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $85.4 million and $121.4 million at September 30, 2011 and December 31, 2010, respectively. The table below shows the changes in the tax sharing liability during the nine months ended September 30, 2011:

Amount
(in thousands)
Balance at December 31, 2010	$121,358
Accretion of interest expense (a)	9,909
Cash payments	(8,847)
Other (b)	(37,046)
Balance at September 30, 2011	$85,374

(a)
We accreted interest expense related to the tax sharing liability of $3.4 million and $3.5 million for the three months ended September 30, 2011 and September 30, 2010, respectively, and $9.9 million and $10.6 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

(b)
At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts probable of becoming due under the tax sharing agreement (the “Cendant Indemnity”). As a result, we recorded a non-current asset of $37.0 million for this indemnity, which served to offset $37.0 million of the remaining tax sharing liability due to the Founding Airlines. During the second quarter of 2011, we were relieved of $4.6 million of the tax sharing liability due to certain payments made by Avis Budget Group, Inc. to the Founding Airlines. As such, we reduced the non-current asset related to the Cendant Indemnity and the tax sharing liability each by $4.6 million.

In the third quarter of 2011, we further reduced each of the non-current asset and the tax sharing liability by $32.4 million due to our determination that no further tax benefit related to the Cendant Indemnity was probable of being realized. The total reduction to the non-current asset related to the Cendant Indemnity and the tax sharing liability of $37.0 million during the second and third quarters of 2011 had no net impact on our condensed consolidated statements of operations or cash flows for the three and nine months ended September 30, 2011. The $37.0 million asset related to the Cendant Indemnity was included in other non-current assets in our condensed consolidated balance sheet as of December 31, 2010.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $22.3 million and $19.8 million was included in accrued expenses in our condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively. The long-term portion of the tax sharing liability of $63.1 million and $101.6 million was reflected as the tax sharing liability in our condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The table below shows the changes in the net unfavorable contract liability during the nine months ended September 30, 2011:

Amount
(in thousands)
Balance at December 31, 2010	$10,558
Amortization (a)	(1,136)
Balance at September 30, 2011	$9,422

(a)
We recognized net amortization for the unfavorable portion of the Charter Associate Agreements of $0.2 million ($1.9 million was recorded as an increase to net revenue and $1.7 million was recorded as an increase to marketing expense) for the three months ended September 30, 2011 and $0.9 million ($2.2 million was recorded as an increase to net revenue and $1.3 million was recorded as an increase to marketing expense) for three months ended September 30, 2010. We recognized net amortization of $1.1 million ($5.6 million was recorded as increase to net revenue and $4.5 million was recorded as an increase to marketing expense) for the nine months ended September 30, 2011 and $2.7 million ($6.7 million was recorded as an increase to net revenue and $4.0 million was recorded as an increase to marketing expense) for the nine months ended September 30, 2010.

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
At September 30, 2011 and December 31, 2010, the net unfavorable contract liability was $9.4 million and $10.6 million, respectively. The current portion of the liability of $3.9 million and $2.5 million was included in accrued expenses in our condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively. The long-term portion of the liability of $5.6 million and $8.1 million was reflected as unfavorable contracts in our condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively.

9.	Commitments and Contingencies

Our commitments as of September 30, 2011 did not materially change from the amounts set forth in our 2010 Annual Report on Form 10-K, except for changes in the timing of future payments on the Term Loan (see Note 6 —Term Loan and Revolving Credit Facility).

Company Litigation
We are party to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business model. Some of the cases are purported class actions, and most of the cases were brought simultaneously against other online travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions' hotel occupancy tax ordinance. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys' fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.
We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to us: the Louisiana Department of Revenue; the New Mexico Taxation and Revenue Department; the Wyoming Department of Revenue; the Colorado Department of Revenue; the Montana Department of Revenue; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Aurora, Colorado Springs and Steamboat Springs, Colorado; and the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that we register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against us, individually ranging from $250 to approximately $40.9 million, and totaling approximately $61.0 million.
Assessments that are administratively final and subject to judicial review have been issued by the cities of Anaheim, San Francisco, Santa Monica and San Diego, California; the counties of Miami-Dade and Broward, Florida; the Indiana Department of Revenue and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the West Virginia Department of Revenue; the Texas Comptroller; Hawaii Department of Taxation; the Maryland Comptroller, the city of Los Angeles, California; the city of Denver, Colorado; the city of Philadelphia, Pennsylvania; the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; and the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia; Osceola, Florida; and Montgomery, Maryland. We dispute that any hotel occupancy or related tax is owed under these ordinances and are challenging the assessments made against us. If we are found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeal the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for reimbursements received of $1.1 million and $4.4 million for the three and nine months ended September 30, 2010, respectively. No such reimbursements were received during the nine months ended September 30, 2011. Going forward, there is no assurance that we will receive insurance reimbursements at the same levels we have historically received them, if at all. During the nine months ended September 30, 2011, we did not recognize a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for the outstanding contingent claims for which we have not received reimbursement.

We are also involved in various other claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters in the ordinary course of business.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of September 30, 2011 and December 31, 2010, we had accruals of $0.7 million and $1.9 million, respectively, related to various legal proceedings. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We generally cannot estimate our range of loss related to hotel occupancy cases, except to the extent there are court judgments against us or taxing authorities have issued assessments against us (see discussion below related to the city of San Antonio, Texas hotel occupancy tax case). Although we believe it is unlikely that a materially adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

In July 2011, related to the city of San Antonio, Texas hotel occupancy tax case, the United States District Court for the Western District of Texas issued its findings of fact and conclusions of law in which it held the defendant OTCs, including Orbitz, liable for hotel occupancy taxes on markup, fees, and breakage revenue, and also imposed penalties and interest. We expect the court will enter judgment in the fourth quarter of 2011, and after judgment is entered, we intend to appeal the ruling and expect to prevail. Accordingly, we have not accrued any expenses related to this case. It is possible, however, that we will not prevail, and if that occurs, we estimate that the amount of the judgment that we would be required to pay would be approximately $2.9 million.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as amended, entered into in connection with the IPO (the “Separation Agreement”). At September 30, 2011 and December 31, 2010, there were $75.0 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 13 — Related Party Transactions). In addition, at September 30, 2011 and December 31, 2010, there were the equivalent of $10.1 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. Total letter of credit fees were $1.4 million and $1.0 million for the three months ended September 30, 2011 and September 30, 2010, respectively, and $4.1 million and $2.8 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

10.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors (the “Compensation Committee”) for participation in the Plan. At our Annual Meeting of Shareholders on June 1, 2011, our shareholders approved an amendment to the Plan, increasing the number of shares of our common stock available for issuance under the Plan from 18,100,000 shares to 21,100,000 shares, subject to adjustment as provided by the Plan. As of September 30, 2011, 7,185,725 shares were available for future issuance under the Plan.

Restricted Stock Units

We granted 2,051,000 restricted stock units during the nine months ended September 30, 2011 with a weighted-average grant date fair value per share of $2.63. The fair value of restricted stock units is amortized on a straight-line basis over the requisite service period, and the majority of these restricted stock units vest annually over a four-year period. During the nine months ended September 30, 2011, 1,346,501 restricted stock units vested with a weighted-average grant date fair value per share of $3.43. We issued 961,889 shares of common stock in connection with these vestings, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vestings.

Performance-Based Restricted Stock Units

We granted 805,000 performance-based restricted stock units (“PSUs”) in June 2011 with a fair value per share of $2.33 to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU, subject to the satisfaction of a performance condition. The performance condition requires that the Company’s net revenue for fiscal year 2011 equal or exceed a certain threshold, or each PSU will be forfeited. If this performance condition is met, the PSUs will vest annually over a four-year period. As of September 30, 2011, we expect that the performance condition will be satisfied, and as such, the fair value of the PSUs is being amortized on a straight-line basis over the requisite service period.

As previously disclosed in our 2010 Annual Report on Form 10-K, during the first quarter of 2011, the PSUs granted during the year ended December 31, 2008 were forfeited upon determination by the Compensation Committee that the performance conditions for these PSUs were not satisfied.

Non-Employee Directors Deferred Compensation Plan

We granted 444,024 deferred stock units to our non-employee directors during the nine months ended September 30, 2011 with a weighted-average grant date fair value per share of $2.87. These deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The entire grant date fair value of deferred stock units is expensed on the date of grant.

Compensation Expense

We recognized total equity-based compensation expense of $1.9 million and $2.1 million during the three months ended September 30, 2011 and September 30, 2010, respectively, and $6.8 million and $10.7 million for the nine months ended

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2011 and September 30, 2010, respectively, none of which has provided us with a tax benefit. As of September 30, 2011, a total of $14.5 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units and unvested PSUs are expected to be recognized over the remaining weighted-average period of three years. During the nine months ended September 30, 2011, we began using historical share forfeitures rather than historical employee turnover to estimate future share forfeitures, which did not have a significant impact on equity-based compensation expense for the current period or on unrecognized compensation costs related to unvested awards.

11.	Derivative Financial Instruments

Interest Rate Hedges

At September 30, 2011, we had the following interest rate swaps outstanding that effectively converted $300.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	January 29, 2010	January 31, 2012	1.15%	One-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.21%	Three-month LIBOR
$100.0 million	July 29, 2011	July 31, 2013	0.68%	One-month LIBOR

The following interest rate swap that effectively converted an additional $100.0 million of the Term Loan from a variable to a fixed interest rate matured during the nine months ended September 30, 2011:

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

The interest rate swaps were reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment was recorded to accumulated other comprehensive income. The following table shows the fair value of our interest rate swaps at September 30, 2011 and December 31, 2010:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2011	December 31, 2010
		(in thousands)
Liability Derivatives:
Interest rate swaps	Other current liabilities	$671	$1,286
Interest rate swaps	Other non-current liabilities	$153	$1,631

The following table shows the market adjustments recorded during the three and nine months ended September 30, 2011 and September 30, 2010:

	Gain in Other Comprehensive Income		(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
			(in thousands)
Interest rate swaps	$183	$376	$(558)	$(1,843)	$—	$—

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gain in Other Comprehensive Income		(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
			(in thousands)
Interest rate swaps	$2,092	$1,276	$(2,773)	$(5,520)	$—	$—

The amount of loss recorded in accumulated other comprehensive income at September 30, 2011 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $0.5 million after-tax.

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound sterling, Euro, Swiss franc and Australian dollar. As of September 30, 2011, we had foreign currency contracts outstanding with a total net notional amount of $232.5 million, almost all of which matured in October 2011. The foreign currency contracts do not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the foreign currency contracts are recorded in net income as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges at September 30, 2011 and December 31, 2010:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2011	December 31, 2010
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$7,701	$—
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$—	$2,227

The following table shows the changes in the fair value of our foreign currency contracts recorded during the three and nine months ended September 30, 2011 and September 30, 2010:

	Gain (Loss) in Selling, General & Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Foreign currency hedges (a)	$5,506	$(5,777)	$2,939	$(419)

(a)
We recorded transaction gains (losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $(7.2) million and $5.1 million in the three months ended September 30, 2011 and September 30, 2010, respectively, and $(7.1) million and $(4.1) million in the nine months ended September 30, 2011 and September 30, 2010, respectively. These transaction gains (losses) were included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of these transaction gains (losses) together with the gains (losses) incurred on our foreign currency hedges was $(1.7) million and $(0.7) million in the three months ended September 30, 2011 and September 30, 2010, respectively, and $(4.2) million and $(4.5) million in the nine months ended September 30, 2011 and September 30, 2010, respectively.

12.	Net Income per Share

We calculate basic net income per share by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income for the period by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by the application of the treasury stock method.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$11,233	$15,332	$9,228	$19,804
Net income per share:
Basic	$0.11	$0.15	$0.09	$0.20
Diluted	$0.11	$0.15	$0.09	$0.19
Weighted average shares outstanding:
Basic	104,652,402	103,066,070	103,906,153	100,600,016
Dilutive effect of:
Stock options	—	863	—	100,990
Restricted stock units	855,477	2,272,983	1,542,629	3,322,170
Performance-based restricted stock units	1,164	—	43,426	—
Restricted stock	—	—	—	353
Diluted	105,509,043	105,339,916	105,492,208	104,023,529

The following equity awards were not included in the diluted net income per share calculation above because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
Antidilutive Equity Awards	2011	2010	2011	2010
Stock options	3,684,245	3,741,451	3,684,245	2,603,117
Restricted stock units	1,311,488	504,192	1,311,488	265,313
Performance-based restricted stock units	1,065,250	614,679	1,065,250	614,679
Total	6,060,983	4,860,322	6,060,983	3,483,109

13.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

The following table summarizes the related party balances with Travelport and its subsidiaries as of September 30, 2011 and December 31, 2010, reflected in our condensed consolidated balance sheets. Amounts due to or from Travelport are generally settled on a net basis.

	September 30, 2011	December 31, 2010
	(in thousands)
Due from Travelport, net	$15,415	$15,449

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three and nine months ended September 30, 2011 and September 30, 2010, reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net revenue (a)	$26,482	$29,047	$87,302	$92,722
Cost of revenue	$173	$98	$566	$359
Selling, general and administrative expense	$98	$145	$799	$308
Interest expense	$1,287	$953	$3,915	$2,739

(a)
Net revenue includes amounts recognized under our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gullivers Travel Associates, “GTA”) through March 31, 2011; as of the end of the second quarter of 2011, GTA was no longer a related party. In addition, net revenue for the nine months ended September 30, 2011 includes incremental GDS incentive revenue recognized through June 1, 2011 under the Letter Agreement with Travelport (see “Letter Agreement” section below).

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

Letters of Credit

Travelport is obligated to issue letters of credit on our behalf so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock, in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars). See Note 9 — Commitments and Contingencies.

Related Party Transactions with Affiliates of Blackstone

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the course of conducting business, we have entered into various agreements with affiliates of Blackstone. For example, we have agreements with certain hotel management companies that are affiliates of Blackstone and that provide us with access to their inventory. We also purchase services from certain Blackstone affiliates such as telecommunications and advertising. In addition, various Blackstone affiliates utilize our partner marketing programs and corporate travel services. We believe that these agreements have been executed on terms comparable to those available from unrelated third parties.

The following table summarizes the related party balances with affiliates of Blackstone as of September 30, 2011 and December 31, 2010, reflected in our condensed consolidated balance sheets:

	September 30, 2011	December 31, 2010
	(in thousands)
Accounts receivable	$396	$235
Accounts payable (a)	$4,791	$6,288
Accrued expenses (a)	$4	$1,965
Accrued merchant payable	$6,134	$14,135
Other current liabilities (a)	$—	$229
Other non-current liabilities (a)	$—	$514

(a)
The balances at December 31, 2010 include amounts related to our outsourcing agreements with Intelenet Global Services (“Intelenet”) that provide us with call center, telesales, back office administrative, information technology and financial services. As of the end of the third quarter of 2011, Intelenet was no longer a related party; as such, no related amounts are included in the September 30, 2011 balances.

The following table summarizes the related party transactions with affiliates of Blackstone for the three and nine months ended September 30, 2011 and September 30, 2010, reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net revenue	$6,474	$5,824	$17,698	$16,365
Cost of revenue (b)	$—	$7,330	$15,144	$22,793
Selling, general and administrative expense (b)	$175	$650	$2,195	$2,080
Marketing	$—	$6	$70	$6

(b)	These amounts include expenses related to our Intelenet agreements through June 30, 2011; as of the end of the third quarter of 2011, Intelenet was no longer a related party.

14.	Fair Value Measurements

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, which are classified as cash and cash equivalents, other current assets, other current liabilities and other non-current liabilities in our condensed consolidated balance sheets. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of
	September 30, 2011				December 31, 2010
	Balance at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Money market funds	$36,000	$36,000	$—	$—	$49,097	$49,097	$—	$—
Foreign currency hedge assets (see Note 11 — Derivative Financial Instruments)	$7,701	$7,701	$—	$—	$—	$—	$—	$—
Foreign currency hedge liabilities (see Note 11 — Derivative Financial Instruments)	$—	$—	$—	$—	$2,227	$2,227	$—	$—
Interest rate swap liabilities (see Note 11 — Derivative Financial Instruments)	$824	$—	$824	$—	$2,917	$—	$2,917	$—

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

The carrying value of the Term Loan was $472.2 million at September 30, 2011, compared with a fair value of $401.4 million. At December 31, 2010, the carrying value of the Term Loan was $492.0 million, compared with a fair value of $465.9 million. The fair values were determined based on quoted market ask prices.

15.	Income Taxes

We have established a liability for unrecognized tax benefits of $3.7 million and $3.8 million at September 30, 2011 and December 31, 2010, respectively, that management believes to be adequate. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $1.0 million at September 30, 2011 and December 31, 2010. During the next twelve months, we anticipate a reduction to this liability due to the lapsing of statutes of limitations of approximately $0.6 million, all of which would affect our effective tax rate.

In computing the tax provision for the three and nine months ended September 30, 2011, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2011. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and nine months ended September 30, 2011 and are expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2011 or are expecting to recognize a deferred tax asset related to such losses at December 31, 2011. We recognized no income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and nine months ended September 30, 2011 and are neither expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2011 nor expecting to recognize a deferred tax asset related to such losses at December 31, 2011.

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
Over the past year, fundamentals in the global hotel industry have strengthened. In 2010 and the first three quarters of 2011, the hotel industry experienced year-over-year increases in both hotel occupancy rates and average daily rates for hotel rooms, and we expect these trends to continue.
Demand in the air travel industry has also strengthened over the past year, driven largely from corporate travel, resulting in higher airfares. High ticket prices have put pressure on leisure travel, which represents the majority of air bookings through OTCs. In the near term, higher fuel costs and further consolidation in the airline industry could continue to put pressure on airfares.
Airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and global distribution systems (“GDSs”), and to increase their control over distribution, which could significantly reduce the net revenue OTCs earn from air travel and other ancillary travel products. In addition, as certain supply agreements renew and as airlines and GDSs renegotiate their agreements over the next several quarters, the net revenue OTCs earn in the form of incentive payments from GDSs or in the form of commissions from airlines may be negatively impacted.
We believe the domestic online travel market has matured. However, internationally, the online travel industry continues to benefit from increasing internet usage rates and growing acceptance of online booking. As a result, international growth rates for the online travel industry have outpaced, and we expect will continue to outpace, growth rates for online travel domestically.
Intense competition in the travel industry has historically led OTCs and travel suppliers to aggressively spend on online marketing. Competition for search engine key words will continue to intensify as economic conditions improve and certain OTCs and travel suppliers increase their marketing spending. In addition, the acquisition of ITA Software, Inc. by Google earlier this year may further intensify competition and could increase costs to acquire traffic.
The operating results of Orbitz.com and Cheaptickets.com, our domestic leisure brands, which have consistently accounted for a majority of our net revenue, were influenced by several factors in the third quarter of 2011. Higher air fares, which have softened leisure travel demand, contributed to the decline in our domestic air net revenue year-over-year. The decline was also attributable to several airlines’ actions earlier this year to limit the forward distribution of their fares on meta-search websites, through which we derive a larger concentration of our total bookings than some of our competitors, and a fare structure change implemented by a major airline.
In addition, our domestic hotel room nights declined against the prior year compared with an increase in the industry generally as we continue to face competitive pressures to build market share. However, we are encouraged by improvement in our domestic leisure brands' room night performance during the quarter and into October as compared with the performance in the first half of the year, which we attribute to success with our online marketing, merchandising, and site optimization efforts.

We are also making good progress migrating the remaining paths of our domestic businesses onto the global platform, which we expect to complete in the first half of 2012. In addition, we continue to pursue the expansion of our private label channel and Orbitz for Business through the addition of new partners; in September 2011, we announced a partnership with American Express to provide private label services for the American Express Consumer Travel Network, which we expect to launch in the second half of next year.
Internationally, ebookers experienced significant increases in both air and non-air transactions during the third quarter of 2011, reflecting the benefits of the global platform, including user-interface improvements and mobile capabilities, as well as a return on its strategic marketing investments. HotelClub, however, continued to face competitive challenges in the quarter. To help address these challenges, we recently reorganized the leadership in our international businesses, comprised of ebookers and HotelClub, to leverage the in-house experience responsible for growing the ebookers brand over the past few years. In addition, in October of 2011, we completed the migration of HotelClub to the global technology platform, and we are focused on site optimization for this brand to improve performance.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2011	2010	Increase/ (Decrease)	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)	Increase/ (Decrease)
	(in thousands)				(in thousands)
Net revenue	$202,924	$194,479	$8,445	4%	$589,673	$575,123	$14,550	3%
Cost and expenses:
Cost of revenue	36,095	34,489	1,606	5%	107,906	104,019	3,887	4%
Selling, general and administrative	67,679	57,840	9,839	17%	204,180	181,265	22,915	13%
Marketing	61,351	56,809	4,542	8%	189,867	175,817	14,050	8%
Depreciation and amortization	14,939	17,780	(2,841)	(16)%	45,655	56,449	(10,794)	(19)%
Impairment of other assets	—	—	—	**	—	1,704	(1,704)	(100)%
Total operating expenses	180,064	166,918	13,146	8%	547,608	519,254	28,354	5%
Operating income	22,860	27,561	(4,701)	(17)%	42,065	55,869	(13,804)	(25)%
Other income (expense):
Net interest expense	(9,746)	(11,180)	1,434	(13)%	(30,052)	(33,434)	3,382	(10)%
Other income	9	—	9	**	377	18	359	**
Total other expense	(9,737)	(11,180)	1,443	(13)%	(29,675)	(33,416)	3,741	(11)%
Income before income taxes	13,123	16,381	(3,258)	(20)%	12,390	22,453	(10,063)	(45)%
Provision for income taxes	1,890	1,049	841	80%	3,162	2,649	513	19%
Net income	$11,233	$15,332	$(4,099)	(27)%	$9,228	$19,804	$(10,576)	(53)%

** Not meaningful.

Overall Financial Results

During the third quarter of 2011, we reported net income of $11.2 million, compared with $15.3 million in the third quarter of 2010. The $4.1 million decrease in net income from the prior year was primarily driven by an increase in expenses, partially offset by an increase in revenue during the period. Revenue increased 4% from the prior-year period principally due to growth at ebookers, partially offset by lower revenue for our domestic leisure brands. With respect to expenses, we incurred a higher level of legal costs, due in part from the absence of insurance reimbursements in the current year, and continued to make major technology and product investments throughout our business, which drove an 8% increase in operating expenses as compared with the prior-year period. We also increased our investment in marketing campaigns for ebookers to further drive revenue growth.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three and nine months ended September 30, 2011 and September 30, 2010. Gross bookings, transactions and hotel room nights not only impact our net revenue trends, but these metrics also provide insight into changes in overall travel demand, both industry-wide and on our websites. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2011	2010	Increase/ (Decrease)	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)	Increase/ (Decrease)
	(in thousands)				(in thousands)
Gross bookings:
Domestic:
Air (a)	$1,671,058	$1,768,632	$(97,574)	(6)%	$5,249,942	$5,658,693	$(408,751)	(7)%
Non-air (b)	579,885	584,691	(4,806)	(1)%	1,791,666	1,790,145	1,521	—%
Total domestic gross bookings	2,250,943	2,353,323	(102,380)	(4)%	7,041,608	7,448,838	(407,230)	(5)%
International:
Air	355,077	280,848	74,229	26%	1,097,987	871,548	226,439	26%
Non-air	244,130	177,375	66,755	38%	682,912	499,042	183,870	37%
Total international gross bookings (c)	599,207	458,223	140,984	31%	1,780,899	1,370,590	410,309	30%
Total gross bookings	$2,850,150	$2,811,546	$38,604	1%	$8,822,507	$8,819,428	$3,079	—%

Net revenue:
Air	$63,850	$65,200	$(1,350)	(2)%	$205,872	$207,688	$(1,816)	(1)%
Hotel	59,094	56,537	2,557	5%	159,479	152,110	7,369	5%
Vacation package	32,393	30,175	2,218	7%	91,730	89,189	2,541	3%
Advertising and media	14,310	12,189	2,121	17%	40,624	36,827	3,797	10%
Other	33,277	30,378	2,899	10%	91,968	89,309	2,659	3%
Total net revenue (d)	$202,924	$194,479	$8,445	4%	$589,673	$575,123	$14,550	3%

Net revenue:
Domestic	$142,214	$148,573	$(6,359)	(4)%	$418,573	$443,878	$(25,305)	(6)%
International	60,710	45,906	14,804	32%	171,100	131,245	39,855	30%
Total net revenue (d)	$202,924	$194,479	$8,445	4%	$589,673	$575,123	$14,550	3%

Transaction and hotel room night growth (decline):
Transaction growth	(7)%	5%			(8)%	9%
Hotel room night growth	(1)%	5%			(1)%	9%

(a)	The decrease in domestic air gross bookings was primarily driven by lower transaction volume, partially offset by higher air fares.

(b)
For the three months ended September 30, 2011 compared with the three months ended September 30, 2010, the decrease in domestic non-air gross bookings was primarily due to lower vacation package volume, partially offset by higher average daily rates for hotel rooms (“ADRs”). For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, the increase in domestic non-air gross bookings was primarily due to higher hotel ADRs and, to a lesser extent, higher car rental volume; the increase in domestic non-air gross bookings was partially offset by a decline in vacation package volume.

(c)	International gross bookings increased due to higher transaction volume.

(d)
For the three months ended September 30, 2011 and September 30, 2010, $29.9 million and $29.7 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs. For the nine months ended September 30, 2011 and September 30, 2010, $97.2 and $94.9 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Net revenue increased $8.4 million, or 4%, for the three months ended September 30, 2011 compared with the three months ended September 30, 2010, and $14.6 million, or 3%, for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

Air.  Net revenue from air bookings decreased $1.4 million and $1.8 million, or 2% and 1%, for the three and nine months ended September 30, 2011, respectively, as compared with the three and nine months ended September 30, 2010.

Excluding the impact of foreign currency fluctuations, net revenue from air bookings decreased $3.2 million and $7.0 million for the three and nine months ended September 30, 2011, respectively, from the comparable prior year periods.

Domestic air net revenue decreased $4.3 million in the three months ended September 30, 2011 as compared with the three months ended September 30, 2010, driven by a $5.8 million decrease due to lower transaction volume, partially offset by a $1.5 million increase due to higher average net revenue per airline ticket. Domestic air net revenue decreased $13.3 million in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, driven by a $20.8 million decrease due to lower transaction volume, partially offset by a $7.5 million increase due to higher average net revenue per airline ticket. The lower domestic transaction volume for the three and nine months ended September 30, 2011 was primarily driven by a decline in transactions for our domestic leisure brands due to actions taken by certain airlines to limit the forward distribution of their fares on meta-search sites, such as Kayak, higher air fares and a fare structure change implemented by a major airline. For the nine months ended September 30, 2011, the decline in transactions was, to a lesser extent, due to the lack of American Airlines content on our Orbitz.com and Orbitz for Business websites through June 1, 2011. We were able to replace much of the American Airlines ticket volume through substitution for other airlines offered on our websites. For the three and nine months ended September 30, 2011, the higher average net revenue per airline ticket was due to a shift in supplier mix towards airlines from which we earn higher commissions, including those with variable commission structures. For the nine months ended September 30, 2011, the higher average net revenue per airline ticket also reflects an increase in the incentive revenue earned per segment processed through Travelport GDSs through June 1, 2011 (see “Letter Agreement” section of Note 13 — Related Party Transactions of the Notes to Condensed Consolidated Financial Statements).

International air net revenue increased $3.0 million and $11.5 million, respectively, for the three and nine months ended September 30, 2011 as compared with the three and nine months ended September 30, 2010 (an increase of $1.1 million and $6.3 million, respectively, excluding the impact of foreign currency fluctuations). These increases were primarily due to higher transaction volume, which was driven in part by marketing efforts at ebookers.

Hotel.  Net revenue from hotel bookings increased $2.6 million and $7.4 million, respectively, or 5%, for the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings was relatively flat and increased $0.6 million for the three and nine months ended September 30, 2011, respectively.

For the three and nine months ended September 30, 2011, domestic hotel net revenue increased $0.2 million and $1.8 million, respectively, as compared with the three and nine months ended September 30, 2010. These increases were primarily due to higher ADRs, partially offset by lower transaction volume.

International hotel net revenue increased $2.3 million and $5.6 million, respectively, for the three and nine months ended September 30, 2011 as compared with the three and nine months ended September 30, 2010 (a decrease of $0.2 million and $1.2 million, respectively, excluding the impact of foreign currency fluctuations). These decreases on a constant currency basis were primarily due to lower transaction volume for HotelClub, partially offset by higher transaction volume for ebookers, which was driven by the introduction of new product offerings and higher marketing spend as well as the strength of our global platform.

Vacation package.  As compared with the three and nine months ended September 30, 2010, net revenue from vacation package bookings increased $2.2 million, or 7%, and $2.5 million, or 3%, for the three and nine months ended September 30, 2011, respectively. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings increased $1.6 million and $0.7 million for the three and nine months ended September 30, 2011, respectively, as compared with the three and nine months ended September 30, 2010.

Domestic vacation package net revenue decreased by $3.6 million and $11.2 million, respectively, for the three and nine months ended September 30, 2011 as compared with the three and nine months ended September 30, 2010, primarily driven by lower transaction volume resulting in part from higher average air fares and higher ADRs.

International vacation package net revenue increased $5.8 million and $13.7 million, respectively, for the three and nine months ended September 30, 2011 as compared with the three and nine months ended September 30, 2010 (an increase of $5.2 million and $11.9 million, respectively, excluding the impact of foreign currency fluctuations). These increases were primarily due to higher transaction volume for ebookers driven by new product offerings and marketing efforts.

Advertising and media.  Advertising and media net revenue increased $2.1 million, or 17%, for the three months ended September 30, 2011 compared with the three months ended September 30, 2010, and $3.8 million, or 10%, for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. These increases were primarily driven by higher display advertising. For the nine months ended September 30, 2011, this increase was partially offset by a decline in net revenue from membership discount programs that we discontinued on our domestic leisure websites effective March 31, 2010.

Other.  Other net revenue is comprised primarily of net revenue from car bookings, cruise bookings, destination services, travel insurance and hosting services. Other net revenue increased $2.9 million, or 10%, for the three months ended September 30, 2011 compared with the three months ended September 30, 2010. Excluding the impact of foreign currency fluctuations, other net revenue increased $2.0 million, which was primarily driven by higher car revenue due to higher breakage.

Other net revenue increased $2.7 million, or 3%, for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. Excluding the impact of foreign currency fluctuations, other net revenue increased $0.6 million, which was primarily driven by higher car net revenue, partially offset by lower hosting revenue. Car net revenue largely increased due to higher breakage revenue at ebookers. Hosting revenue declined $2.2 million to $2.1 million primarily due to the termination of one of our airline hosting agreements in 2010. In the first quarter of 2011, our remaining airline hosting partner terminated its agreement with us effective July 30, 2011 and, as such, we do not currently expect to generate any material net revenue from hosting services going forward.

In April 2011, the Department of Transportation issued a new regulation that no longer allows for the travel insurance option to be pre-selected, which we expect to go into effect in January 2012. As a result, we expect the net revenue we earn from domestic travel insurance will be reduced after the regulation's effective date, although it is uncertain to what extent.

Costs and Expenses

Cost of Revenue

Our cost of revenue is primarily comprised of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2011	2010	Increase/ (Decrease)	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)	Increase/ (Decrease)
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$13,766	$13,593	$173	1%	$41,697	$42,469	$(772)	(2)%
Credit card processing fees	12,389	11,594	795	7%	36,782	34,237	2,545	7%
Other	9,940	9,302	638	7%	29,427	27,313	2,114	8%
Total cost of revenue (a)	$36,095	$34,489	$1,606	5%	$107,906	$104,019	$3,887	4%

(a)
During the first quarter of 2011, we changed the classification of expenses for commissions paid to private label partners (“affiliate commissions”) from cost of revenue to marketing expense in our condensed consolidated statements of operations, which we believe more closely aligns with general industry practice and better reflects the nature of these costs. We reclassified affiliate commissions of $4.2 million and $10.3 million from cost of revenue to marketing expense for the three and nine months ended September 30, 2010, respectively, to conform to the current presentation. The reclassification had no net impact on our condensed consolidated results of operations, financial position or cash flows.

Cost of revenue increased $1.6 million ($0.5 million excluding the impact of foreign currency fluctuations) for the three months ended September 30, 2011 compared with the three months ended September 30, 2010, and $3.9 million ($0.9 million excluding the impact of foreign currency fluctuations) for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

For the three months ended September 30, 2011, the increase in cost of revenue was primarily driven by a $0.8 million increase in credit card processing fees driven by higher international merchant transaction volume and a $0.6 million increase in customer refunds and charge-backs.

For the nine months ended September 30, 2011, the increase in cost of revenue was primarily driven by a $4.1 million increase in customer refunds and charge-backs globally and a $2.5 million increase in credit card processing fees. These increases were partially offset by a $0.9 million decrease in hosting costs, a $0.9 million decrease in ticketing costs, a $0.8 million decrease in customer service costs and a $0.5 million decrease in connectivity and processing costs. Customer service costs decreased due to lower transaction volume, and the decrease in hosting costs resulted from the termination of one of our airline hosting agreements in 2010. The decline in ticketing and connectivity and processing costs was reflective of lower transaction volume.

Selling, General and Administrative

Our selling, general and administrative expense is primarily comprised of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include legal, foreign currency transaction and hedging and other administrative costs.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2011	2010	Increase/ (Decrease)	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)	Increase/ (Decrease)
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$36,291	$33,725	$2,566	8%	$114,184	$110,832	$3,352	3%
Contract labor (a)	7,311	4,968	2,343	47%	19,989	14,181	5,808	41%
Network communications, systems maintenance and equipment	6,765	6,083	682	11%	19,458	18,765	693	4%
Other	17,312	13,064	4,248	33%	50,549	37,487	13,062	35%
Total selling, general, and administrative	$67,679	$57,840	$9,839	17%	$204,180	$181,265	$22,915	13%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $9.8 million ($6.9 million excluding the impact of foreign currency fluctuations) for the three months ended September 30, 2011 compared with the three months ended September 30, 2010, and $22.9 million ($15.0 million excluding the impact of foreign currency fluctuations) for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

For the three months ended September 30, 2011, the increase in selling, general and administrative expense was primarily driven by a $2.9 million increase in legal costs, net of insurance reimbursements, a $2.6 million increase in wages and benefits, a $2.3 million increase in contract labor costs, a $1.0 million increase in foreign currency losses and hedging costs, a $0.7 million increase in network communications, systems maintenance and equipment costs and a $0.5 million increase in facilities costs. Legal costs, net of insurance reimbursements, increased primarily due to ongoing litigation and the absence of insurance reimbursements in 2011. Wages and benefits and contract labor costs increased similarly due to higher staffing levels required to support our strategic initiatives.

For the nine months ended September 30, 2011, the increase in selling, general and administrative expense was primarily driven by a $9.1 million increase in legal costs, net of insurance reimbursements, a $5.8 million increase in contract labor costs, a $3.4 million increase in wages and benefits, a $1.5 million increase in facilities costs, a $0.9 million increase in travel expenses and a $0.7 million increase in network communications, systems maintenance and equipment costs. Legal costs, net of insurance reimbursements, increased primarily due to ongoing litigation and the absence of insurance reimbursements in 2011. Wages and benefits, contract labor costs and travel expenses increased primarily due to higher staffing levels required to support our strategic initiatives.

Going forward, there is no assurance that we will receive insurance reimbursements for legal expenses at the same levels we have historically received them, if at all.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising and affiliate commissions, and offline marketing costs, such as television, radio and print advertising. Online marketing spending is significantly greater than our offline marketing spending. Marketing expense increased $4.5 million ($2.2 million excluding the impact of foreign currency fluctuations) for the three months ended September 30, 2011 compared with the three months ended September 30, 2010, and $14.1 million ($7.3 million excluding the impact of foreign currency fluctuations) for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. These increases in the quarter and year to date periods were primarily due to higher marketing spending at ebookers and continued growth in our private label channel, partially offset by lower marketing spending for our domestic leisure brands.

Depreciation and Amortization

Depreciation and amortization decreased $2.8 million ($3.1 million excluding the impact of foreign currency fluctuations) for the three months ended September 30, 2011 compared with the three months ended September 30, 2010, and $10.8 million ($11.6 million excluding the impact of foreign currency fluctuations) for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. The decrease in depreciation and amortization was primarily due to lower amortization related to the expiration of the useful lives of certain customer relationship intangible assets during the third quarter of 2010, as well as certain other assets that became fully depreciated in 2010 or earlier in 2011.

Impairment

During the first quarter of 2010, we recorded a non-cash charge of $1.7 million to impair an asset related to in-kind marketing and promotional support we expected to receive from Northwest Airlines under our Charter Associate Agreement with them. As a result of the completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines was no longer obligated to provide us with in-kind marketing and promotional support after June 1, 2010 (see Note 8 — Unfavorable Contracts of the Notes to Condensed Consolidated Financial Statements). There was no impairment charge recorded during the three and nine months ended September 30, 2011.

In addition, due to the current economic uncertainty and other factors, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived intangible assets will not be impaired in future periods.

Net Interest Expense

Net interest expense decreased $1.4 million, or 13%, for the three months ended September 30, 2011 compared with the three months ended September 30, 2010, and $3.4 million, or 10%, for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. The decrease in net interest expense was primarily due to a lower effective interest rate on the term loan (including related interest rate hedges) and lower average debt during 2011.

Provision for Income Taxes

We recorded a tax provision of $1.9 million and $1.0 million for the three months ended September 30, 2011 and September 30, 2010, respectively, and $3.2 million and $2.6 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. The tax provisions were primarily due to taxes on the income of certain European-based subsidiaries and U.S. state and local income taxes. The increase in tax expense in the 2011 periods as compared with the 2010 periods was driven by an increase in taxable income in certain foreign jurisdictions as well as an increase in the related average tax rate.

We currently have a valuation allowance for our deferred tax assets of $295.1 million, of which $196.5 million relates to U.S. jurisdictions. As of September 30, 2011, we maintained full valuation allowances in all jurisdictions with valuation allowances. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 13 — Related Party Transactions of the Notes to Condensed Consolidated Financial Statements.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book leisure travel rather than business travel. Gross bookings for leisure travel are generally highest in the first half of the year as customers plan and book their spring and summer vacations. However, net revenue generated under the merchant model is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third quarters. Our seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the growth of our international operations or a change in our product mix.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents and availability under the senior secured credit agreement which includes a $72.5 million revolving credit facility (the “Revolver”). See Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements. At September 30, 2011 and December 31, 2010, our cash and cash equivalents balances were $140.8 million and $97.2 million, respectively. Due to the letters of credit issued under the Revolver, we had $62.4 million and $60.1 million of availability at September 30, 2011 and December 31, 2010, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $203.2 million and $157.3 million at September 30, 2011 and December 31, 2010, respectively.

We require letters of credit to support certain commercial agreements, leases and certain regulatory requirements. The majority of these letters of credit have been issued by Travelport on our behalf. At September 30, 2011 and December 31, 2010, there were $75.0 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf. In addition, at September 30, 2011 and December 31, 2010, there were the equivalent of $10.1 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings.

Under our merchant model, customers generally pay us for reservations at the time of booking, and we pay our suppliers at a later date, which is generally when the customer uses the reservation, except in the case of merchant air which generally occurs prior to the consumption date. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. The timing difference between when cash is collected from our customers and when payments are made to our suppliers improves our operating cash flow and represents a source of liquidity for us. If our merchant model gross bookings increase, we would expect our operating cash flow to increase. Conversely, if our merchant model gross bookings decline or there are changes to the model which reduce the time between the receipt of cash from our customers and payments to suppliers, we would expect our operating cash flow to decline.

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

As of September 30, 2011, we had a working capital deficit of $230.7 million compared with a deficit of $234.4 million as of December 31, 2010. Over time, we expect to decrease this deficit through growth in our business, in particular our global hotel business, and by generating positive cash flow from operations.

We generated positive cash flow from operations for the years ended December 31, 2008 through December 31, 2010 and the nine months ended September 30, 2011 despite experiencing net losses in some of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ending December 31, 2011, we expect our capital expenditures to be between $44.0 million and $47.0 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We currently believe that cash flow generated from operations, cash on hand and cash available under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations over at least the next twelve months. However, in the future, our liquidity could be reduced as a result of the termination of any major suppliers participation on our websites or a change in their distribution strategy, changes in our business model, changes to payment terms or other requirements imposed by suppliers or regulatory agencies, such as requiring us to provide letters of credit or other forms of financial security or increases in such requirements, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy tax proceedings, certain jurisdictions’ requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court, or our inability to recover defense costs. If as a result of these requirements we require additional letters of credit, or if Travelport is no longer required to issue letters of credit on our behalf, we would be required to issue these letters of credit under the Revolver or to establish cash collateral, which would reduce our liquidity and cash available to grow our business.

In regards to our long-term liquidity needs, we believe that cash flow generated from operations, cash on hand and cash available under the Revolver through its maturity in July 2013 will provide sufficient liquidity to fund our operating activities and capital expenditures. However, if in the future, we require more liquidity than is available to us under the Revolver, or we are unable to refinance or extend the Revolver beyond its July 2013 maturity date, or we are unable to refinance or repay the term loan by its July 2014 maturity date, we may need to raise additional funds through debt or equity offerings, which may not be available to us on favorable terms or at all.

Cash Flows

Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Beginning cash and cash equivalents	$97,222	$88,656
Cash provided by (used in):
Operating activities	113,873	123,649
Investing activities	(39,397)	(28,022)
Financing activities	(30,252)	(44,098)
Effect of changes in exchange rates on cash and cash equivalents	(651)	(1,119)
Net increase in cash and cash equivalents	43,573	50,410
Ending cash and cash equivalents	$140,795	$139,066

Operating Activities

Cash provided by operating activities consists of our net income, adjusted for non-cash items such as depreciation, amortization, impairment of other assets and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred revenue, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $113.9 million for the nine months ended September 30, 2011 compared with $123.6 million for the nine months ended September 30, 2010. The decrease in operating cash flow was mainly due to a $26.6 million decrease in cash inflows from our net income, adjusted for non-cash items described above, partially offset by changes in our working capital accounts of $16.8 million. Overall, the $26.6 million decrease in cash flows related to higher spending to support our strategic initiatives as well as increased legal expenses during the first three quarters of 2011 as compared with the first three quarters of 2010. The net change in working capital accounts was primarily driven by the timing of payments from Travelport, partially offset by changes in merchant payable balances driven by lower transaction volume.

Investing Activities

Cash flow used in investing activities increased to $39.4 million for the nine months ended September 30, 2011 from $28.0 million for the nine months ended September 30, 2010. This increase was due to higher capital spending of $7.9 million to support our strategic initiatives and an increase in restricted cash balances.

Financing Activities

Cash flow used in financing activities decreased to $30.3 million for the nine months ended September 30, 2011 from

$44.1 million for the nine months ended September 30, 2010. In the first three quarters of 2010, we received cash proceeds, net of issuance costs, from the purchase of shares of our common stock by Travelport, and we repaid borrowings made under the Revolver and repaid and also extinguished amounts under the term loan. No similar proceeds were received nor were any debt extinguishments or repayments made under the Revolver in the first three quarters of 2011 other than the required payment on the term loan in an amount similar to that in 2010. The decrease in cash used in financing activities was also due to lower payments on the tax sharing liability in the current period as compared with the prior year period.
Financing Arrangements
On July 25, 2007, we entered into a $685.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a seven-year $600.0 million term loan facility (the “Term Loan”) and a six-year $85.0 million revolving credit facility, which was effectively reduced to the $72.5 million Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At September 30, 2011 and December 31, 2010, $472.2 million and $492.0 million of borrowings were outstanding on the Term Loan, respectively. At September 30, 2011 and December 31, 2010, there were no outstanding borrowings under the Revolver. In addition, at September 30, 2011 and December 31, 2010, there were the equivalent of $10.1 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not exceed a maximum total leverage ratio, each as defined in the Credit Agreement. We are required to maintain a minimum fixed charge coverage ratio of 1 to 1 and not exceed a maximum total leverage ratio of 3 to 1 for the remainder of the Credit Agreement. As of September 30, 2011, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2010, we made a $19.8 million prepayment on the Term Loan in the first quarter of 2011. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term. Based on our current financial projections for the year ended December 31, 2011, we estimate that we will be required to make a $21.2 million prepayment from excess cash flow in the first quarter of 2012. The amount of prepayment required is subject to change based on actual financial results, which could differ materially from our financial projections as of September 30, 2011. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2012 is not reasonably estimable as of September 30, 2011.

When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement (the “Separation Agreement”), as amended, entered into in connection with the July 2007 initial public offering (the “IPO”), we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At September 30, 2011 and December 31, 2010, there were $75.0 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

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

Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We cannot estimate our range of loss, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that a materially adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for reimbursements received of $1.1 million and $4.4 million for the three and nine months ended September 30, 2010, respectively. No such reimbursements were received for the three and nine months ended September 30, 2011. Going forward, there is no assurance that we will receive insurance reimbursements at the same levels we have historically received them, if at all. As of September 30, 2011, we had not recognized a reduction to selling, general and administrative expense in our condensed consolidated statement of operations for the outstanding contingent claims for which we had not received reimbursement.
Contractual Obligations
Our contractual obligations as of September 30, 2011 did not materially change from the amounts set forth in our 2010 Annual Report on Form 10-K, except for the timing of payments on the Term Loan (see Note 6 — Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES
The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2010 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2011 from the 2010 Annual Report on Form 10-K.

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

Transaction Exposure

We use foreign currency contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound sterling, Euro, Swiss franc and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by us do not qualify for hedge accounting treatment and, as a result, any fluctuations in the value of these foreign currency contracts are recognized in selling, general and administrative expense in our condensed consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2011 and December 31, 2010, we had foreign currency contracts with net notional values equivalent to $232.5 million and $174.1 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 was a net translation gain of $6.2 million and $3.6 million, respectively. This gain is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

The Term Loan and the Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $300.0 million as of September 30, 2011 to hedge fluctuations in LIBOR (see Note 11 — Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used September 30, 2011 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $7.8 million at September 30, 2011 compared with $7.5 million at December 31, 2010. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% adverse change in market rates of interest on interest expense would be $0.1 million at September 30, 2011 and December 31, 2010, which represents the effect on annual interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended September 30, 2011, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010 or in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011, except as described below.

Litigation Relating To Hotel Occupancy Taxes

Montgomery County, Maryland: On July 20, 2011, the U.S. District Court for the District of Maryland granted in part and denied in part the defendant OTCs' motion to dismiss the County's complaint.

Town of Breckenridge, Colorado: On July 25, 2011, the Town of Breckenridge, Colorado on behalf of itself, and other similarly situated Colorado Home Rule Municipalities, filed a complaint in the District Court of Summit County, Colorado against various OTCs including Orbitz, LLC, Orbitz, Inc., Internetwork Publishing Corp. (d/b/a Lodging.com), Trip Network, Inc. (d/b/a Cheaptickets.com), and Travelport Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.) alleging violations of the municipal ordinances, conversion, civil conspiracy, unjust enrichment and declaratory judgment.

Hamilton County, Ohio: On July 29, 2011, the U.S. District Court for the Northern District of Ohio granted in part and denied in part the defendant OTCs' motion to dismiss the County's complaint. In addition, the court denied plaintiff's motion to certify certain questions to the Ohio Supreme Court.

Township of Lyndhurst, New Jersey: On August 2, 2011, the U.S. Court of Appeals for the Third Circuit affirmed the U.S. District Court for the District of New Jersey's dismissal of the Township's complaint for lack of prudential standing. In addition, the court denied plaintiff's motion to certify certain questions to the New Jersey Supreme Court. On August 24, 2011, the U.S. Court of Appeals for the Third Circuit denied plaintiff's motion for rehearing the court's August 2, 2011 decision.

City of Baltimore, Maryland: On August 2, 2011, the U.S. District Court for the District of Maryland granted in part and denied in part the parties' motions for summary judgment.

Lawrence County, Pennsylvania: On August 3, 2011, the Commonwealth Court of Pennsylvania affirmed the dismissal of the County's claim for back taxes due to its failure to exhaust administrative remedies; however, it reversed the dismissal of the County's declaratory relief claim.

Michigan Counties: On August 17, 2011, the defendant OTCs, including Orbitz, LLC, Orbitz, Inc., Trip Network, Inc. (d/b/a Cheaptickets.com), and Internetwork Publishing Corp. (d/b/a Lodging.com), reached a tentative settlement agreement with the counties of Genesee, Calhoun, Ingham, and Saginaw, Michigan.

City of San Diego, California: On September 6, 2011, the Superior Court for the State of California for Los Angeles County issued a peremptory writ of mandamus remanding the proceedings and directing the City of San Diego's hearing officer to withdraw his May 28, 2010 decision ruling that the OTCs are “operators” of hotels, and thus, liable for transient occupancy tax on the amount each OTC received as payment for its online travel related services.

City of Jacksonville, Florida: On September 19, 2011, the defendant OTCs, including Orbitz, Inc, Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com) and Internetwork Publishing Corp., Inc. (d/b/a Lodging.com), reached a tentative agreement to settle the remaining claim with Jacksonville, Florida.

Village of Rosemont, Illinois: On September 26, 2011, Orbitz, LLC and Trip Network, Inc. (d/b/a Cheaptickets.com)

reached a settlement agreement with the Village of Rosemont, Illinois.

County of Nassau, New York: On September 26, 2011, the County of Nassau, New York filed a putative class action complaint in the Supreme Court of New York, County of Nassau against various OTCs including Travelport Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.), Trip Network, Inc. (d/b/a Cheaptickets.com), Internetwork Publishing Corp. (d/b/a Lodging.com), Orbitz LLC, and Orbitz Worldwide, Inc. (f/k/a Orbitz, Inc) asserting claims of violations of hotel tax laws, conversion, unjust enrichment and imposition of a constructive trust.

Palm Beach County, Florida: On September 28, 2011, Orbitz, Inc, Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), and Internetwork Publishing Corp. (d/b/a Lodging.com) reached a tentative settlement agreement with the County.

Litigation Relating To Intellectual Property

Pinpoint Inc. v. Groupon et al: - On August 16, 2011,  Pinpoint Inc. filed a patent infringement suit against a group of defendants, including Orbitz, LLC, in the United States District Court for the Northern District of Illinois. Pinpoint alleges that Orbitz, LLC and the other defendants are infringing U.S. Patent No. 5,754,938 entitled, “Pseudonymous Server for System for Customized Electronic Identification of Desirable Objects,” and U.S. Patent No. 7,853,600, entitled a “System and Method for Providing Access to Video Programs and Other Data Using Customer Profiles.”

TQP Development, LLC v. Caterpillar Inc. et al: On September 9, 2011, TQP Development, LLC filed a patent infringement suit against Orbitz, LLC and several other defendants in the Eastern District of Texas. The plaintiff alleges that Orbitz, LLC and the other defendants are infringing U.S. Patent No. 5,412,730 entitled, “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”

LVL Patent Group LLC v. Amazon.com, Inc. et al.: On September 15, 2011, LVL Patent Group filed a patent infringement suit against a group of defendants, including Orbitz Worldwide, Inc. The plaintiff alleges that Orbitz Worldwide, Inc. and the other defendants are infringing U.S. Patent No. 8,019,060, entitled “Telephone/Transaction Entry Device and System for Entering Transaction Data into Databases.”

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
10.1
Fourteenth Amendment, dated as of July 29, 2011, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.

10.2†	Letter Agreement, dated as of July 29, 2011, between Orbitz Worldwide, LLC and American Airlines, Inc.
10.3	Letter Agreement, dated as of February 11, 2011, between Orbitz Worldwide, Inc. and Russell Hammer.
10.4	Letter Agreement, dated as of May 31, 2011, between Orbitz Worldwide, Inc. and Russell Hammer.
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ORBITZ WORLDWIDE, INC

Date: November 4, 2011	By: /s/ Barney Harford
Barney Harford Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2011	By: /s/ Russell Hammer
Russell Hammer Senior Vice President and Chief Financial Officer (Principal Financial Officer)