Form 10-Q/A
period 2011-09-30
Orbitz Worldwide, Inc.
filed 2012-03-05
CIK 1394159

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

Explanatory Note

The purpose of this Amendment No. 1 to Orbitz Worldwide, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on November 4, 2011 (the “Original Form 10-Q”), is to re-file Exhibit 10.2 to disclose the “Term,” as defined within the Letter Agreement, dated as of July 29, 2011, between Orbitz Worldwide, LLC and American Airlines, Inc. (“the Parties”), as ending on March 31, 2012. No other changes have been made to the Original Form 10-Q. Accordingly, this Amendment No. 1 to the Original Form 10-Q should be read in conjunction with the Original Form 10-Q and our filings made with the SEC subsequent to the filing of the Original Form 10-Q.

In a Letter Agreement dated March 2, 2012, the Parties amended the Term to extend to October 31, 2012.

Part II
Other Information

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1#
Fourteenth Amendment, dated as of July 29, 2011, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.

10.2†	Letter Agreement, dated as of July 29, 2011, between Orbitz Worldwide, LLC and American Airlines, Inc.
10.3#	Letter Agreement, dated as of February 11, 2011, between Orbitz Worldwide, Inc. and Russell Hammer.
10.4#	Letter Agreement, dated as of May 31, 2011, between Orbitz Worldwide, Inc. and Russell Hammer.
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#*	XBRL Instance Document
101.SCH#*	XBRL Taxonomy Extension Schema Document
101.CAL#*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#*	XBRL Taxonomy Extension Presentation Linkbase Document

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

# Previously filed.

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

ORBITZ WORLDWIDE, INC

Date: March 5, 2012	By: /s/ Barney Harford
Barney Harford Chief Executive Officer and Director (Principal Executive Officer)

Date: March 5, 2012	By: /s/ Russell Hammer
Russell Hammer Senior Vice President and Chief Financial Officer (Principal Financial Officer)