Form 10-K
period 2011-12-31
Orbitz Worldwide, Inc.
filed 2012-03-05
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33599
ORBITZ WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5337455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 W. Madison Street, Suite 1000
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 was approximately $114.4 million based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange for such date.
As of February 21, 2012, 103,794,893 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be held on or about June 12, 2012 (the “2012 Proxy Statement”). The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2011.

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

Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including, but not limited to, changes in airline distribution policies and our ability to negotiate alternative ticket distribution arrangements with the airlines pursuant to such policy changes, competition in the travel industry, our level of indebtedness, economic conditions, consolidation among our major suppliers, regulatory changes, factors affecting the level of travel activity, particularly air travel volume, maintenance and protection of our information technology and intellectual property, the outcome of pending litigation, risks associated with doing business in multiple currencies, trends in the travel industry, and general economic and business conditions, as well as the factors described in Item 1A, “Risk Factors,” and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Annual Report on Form 10-K.

The use of the words “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I

Item 1.	Business

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

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant's travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“The Blackstone Group”) and Technology Crossover Ventures. We refer to this acquisition as the “Blackstone Acquisition.”

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (“IPO”) of 34,000,000 shares of our common stock on July 25, 2007. Our common stock trades on the New York Stock Exchange under the symbol “OWW.”

At December 31, 2011 and 2010, there were 103,789,532 and 102,342,860 shares of our common stock outstanding, respectively, of which approximately 55% and 56% were beneficially owned by Travelport and investment funds that own and/or control Travelport's ultimate parent company, respectively.

Brand Portfolio

Our brand portfolio is comprised of Orbitz, CheapTickets, The Away Network, Orbitz for Business, ebookers and HotelClub.

Orbitz

Orbitz (www.orbitz.com) is one of the leading U.S. online travel websites. Orbitz is a full-service online travel company that offers customers the ability to search for and book a broad range of travel products and services, including air travel, hotels, car rentals, cruises, travel insurance and destination services, from suppliers worldwide. These travel products and services can be booked on a stand-alone basis or as part of a vacation package, which includes different combinations of travel products. Orbitz delivers a compelling value proposition to its customers with Orbitz Price Assurancesm. Through Orbitz Price Assurancesm, if the price drops for an airline ticket or hotel stay booked on Orbitz and another customer subsequently books the same airline ticket or hotel stay on Orbitz for a lower price, we will automatically send the customer a cash refund for the difference up to $250 for airline tickets and up to $500 for hotel stays. In August 2011, Orbitz announced that its one-of-a-kind Price Assurance cash refund program hit the $10 million mark since the program's inception in June 2008. More than 170,000 Price Assurance refund checks totaling $10 million in refunds had been issued to customers, confirming the Price Assurance promise that Orbitz customers will always get the lowest Orbitz price. Orbitz also has an innovative customer care platform known as OrbitzTLC, which offers an array of proactive care services to travelers.

In June 2011, Orbitz announced the launch of “Insider Steals,” a weekly members-only flash sale that gives Orbitz members 50% or more off handpicked hotels in top destinations around the world including Las Vegas, New York, Orlando,

Cancun and Hawaii. Orbitz registered members receive an email every Tuesday with exclusive new deals available on Orbitz.com for just 72 hours.

Customers can also book travel products on Orbitz from their mobile devices through our native applications for the iPhone, iPad and Android, as well as a mobile website (m.orbitz.com), which was relaunched in late 2011 with additional speed and functionality, including the ability to book vacation packages, a feature unique to Orbitz Worldwide brands. In July 2011, Orbitz announced the launch of the Orbitz Hotels App, a native iPad application that gives customers an intuitive search-and-book experience designed specifically for iPad. The Orbitz Hotels App offers travelers the entire selection of Orbitz hotel properties, powerful comparison tools and secure booking in just three taps. We launched a similar Hotels by Orbitz application for the iPhone in early 2012. In addition, in December 2011, Orbitz launched Orbitz “Mobile Steals,” exclusive, mobile-only discounts of up to 50% on hotels worldwide. Orbitz “Mobile Steals” are available across all mobile channels.

CheapTickets

CheapTickets (www.cheaptickets.com) is a leading U.S. travel website that focuses on value-conscious customers. CheapTickets offers customers the ability to search for and book a broad range of travel products and services, including air travel, hotels, car rentals, cruises, travel insurance and destination services, from suppliers worldwide on a stand-alone basis or as part of a vacation package. Customers can also book travel products from their mobile devices through a mobile website (m.cheaptickets.com). In addition, CheapTickets offers value-oriented promotions such as Members Only Prices flash sales and Cheap of the Week®, which provide customers with special travel offers on a weekly basis.

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

Orbitz for Business

Orbitz for Business (www.orbitzforbusiness.com) offers a complete portfolio of travel products and services that help corporate customers plan, search and book business travel. Orbitz for Business leverages and customizes our technology platform for corporate travelers. In addition to its leading technology, Orbitz for Business delivers full service, cost effective travel products and travel management solutions, including 24/7/365 dedicated support for Orbitz for Business customers, and expense reporting and policy management tools. In March 2011, Orbitz for Business extended its capabilities into 75 new countries across Europe, Latin America, Africa, Asia (including China and India) and the Pacific Rim through partnerships with leading regional corporate travel agencies. In April 2011, Orbitz for Business became the first major online travel company to launch an end-to-end mobile solution that allows business travelers to search and book flights, hotels and car rentals directly from any web-enabled smartphone through its mobile website (m.orbitzforbusiness.net).

ebookers

ebookers (www.ebookers.com) is a leading pan-European online travel agency that offers customers the ability to search for and book a broad range of travel products and services through websites in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom. Customers can book travel products and services, including airline tickets, hotel rooms, car rentals and travel insurance, on a stand-alone basis or as part of a vacation package. ebookers also offers customers the ability to book a full range of travel products over the telephone through our call centers and from their mobile phones through a mobile website (m.ebookers.com) Hotels by ebookers App for iPhone and Hotels by ebookers App for iPad.

HotelClub

HotelClub is a global accommodation website, which was established in 1996. The company operates three websites - HotelClub.com, RatesToGo.com and AsiaHotels.com through which customers can book stays in over 140 countries worldwide. HotelClub.com and RatesToGo.com offer services on their websites in fifteen languages, including Simplified Chinese, Traditional Chinese, Dutch, English, French, German, Italian, Japanese, Korean, Polish, Portuguese, Russian, Spanish,

Swedish and Thai. Through its unique rewards program, HotelClub Rewards, members earn Member Rewards of up to 7% of the value of every booking made, which can then be redeemed on future hotel bookings.

Private Label

We offer third parties, such as airlines and hotel partners, a full range of private label solutions, ranging from the building and hosting of custom websites to supplying content feeds with availability and rate data to partners' websites. We license our technology and business services to these partners, and using our technology, these partners are able to provide a wide range of travel products on their websites under their own brands. We pay commissions to our third party partners based on the revenue generated by their websites. We continue to pursue the expansion of our private label channel through the addition of new partners. For example, in 2011, we announced a partnership with American Express to provide private label services for the American Express Consumer Travel Network, which we expect to launch in the second half of 2012.

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

Merchant Model

Our merchant model provides customers the ability to book air travel, hotels, car rentals, destination services and vacation packages. Hotel transactions comprise the majority of our merchant bookings. We generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. We may, depending upon the brand and the product, earn revenue by charging our customers a service fee for booking their travel reservation. Generally, our net revenue per transaction is higher under the merchant model compared with the retail model due to our ability to negotiate net rates with suppliers. Customers generally pay us for reservations at the time of booking, and we pay our suppliers at a later date, which is generally when the customer uses the reservation, except in the case of merchant air where payment may occur prior to the consumption date. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. The timing difference between when the cash is collected from our customers and when payments are made to our suppliers improves our operating cash flow and represents a source of liquidity for us.

We recognize net revenue under the merchant model when we have no further obligations to the customer. For merchant air transactions, this is at the time of booking. For merchant hotel transactions and merchant car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively. The timing of revenue recognition is different for merchant air travel because our primary service to the customer is fulfilled at the time of booking. In the merchant model, we do not take on credit risk with the customer, however we are subject to charge-backs and fraud risk, which we monitor closely; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

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

Global Distribution Systems and Supplier Relationships

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

Galileo and Worldspan are subsidiaries of Travelport, and we have an agreement with Travelport that covers the GDS services provided by both Galileo and Worldspan. This agreement contains volume requirements for the number of segments that we must process through Galileo and Worldspan and requires us to make shortfall payments if we do not process the required minimum number of segments for a given year. As a result, a significant portion of our GDS services are provided by Travelport GDSs. For the year ended December 31, 2011, we recognized $111.5 million of incentive revenue for segments processed through Galileo and Worldspan, which accounted for more than 10% of our total net revenue.

Supplier Relationships

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

For airlines, we have long-standing and, we believe, generally good relationships with our suppliers. The airlines, however, continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution by taking actions such as pursuing direct-connect strategies, limiting forward distribution of their fares to meta-search providers, such as Kayak, and limiting the extent to which certain fare classes may be used in the construction of multi-carrier itineraries. To date, our economics under the terms of our air agreements have generally been stable. In February 2012, we signed a multi-year marketing and distribution agreement with United Airlines that gives Orbitz.com, CheapTickets and Orbitz for Business customers access to all United and Continental fares, schedules and inventory. However, in December 2010, American Airlines (“AA”) removed its content from our websites in connection with its pursuit of a direct-connect relationship with us. In June 2011, as a result of a favorable ruling in litigation, AA's content was reinstated on our websites. In the third quarter of 2011, we and our GDS partner, Travelport, agreed with AA to keep AA's content on our websites until March 31, 2012, and in March 2012, we entered into a Letter Agreement with AA pursuant to which AA agreed to keep its content on our websites until October 31, 2012. To the extent we are unable to reach an acceptable longer-term commercial arrangement with AA or if the economics of our arrangements with other airlines deteriorate, in the long term, our business, financial condition and results of operations will be adversely affected, potentially materially. We intend to continue to work with our suppliers, including AA, to provide our customers with a highly competitive product offering.

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

Systems Platform

Our systems platform enables us to deconstruct the segment feeds from our GDS partners for air flight searches and then reassemble these segments for cost-effective and flexible multi-leg itineraries. We also have the ability to connect to and book air travel directly on certain airlines' internal reservation systems through our supplier link technology. Our easy-to-use Matrix display allows customers to simultaneously view these various travel options so that they can select the price and supplier that best meet their travel needs. In addition, our vacation packaging technology enables travelers to view multiple combinations of airlines, hotels and other travel products and allows them to assemble a customized vacation package that is generally less expensive than booking each travel product separately.

We have technology operations teams dedicated to ensuring that our websites operate efficiently. These teams monitor our websites as well as the performance and availability of our third party service providers and coordinate major releases of new functionality on our websites. We have product development teams focused on creating new, and improving existing, website functionality. These teams also developed and implemented our global technology platform that supports our global consumer brands; in February 2012, we completed our global technology platform migration, a multi-year initiative to bring all of our consumer brands onto a common technology platform.

Customer Support

Our customer support efforts include OrbitzTLC, a proactive customer care service for our travelers. Our OrbitzTLC team is based in Chicago, Illinois, and monitors Federal Aviation Administration, National Weather Service and other data to send customers real-time updates on information that may affect their travel plans. Our customer support platform also includes customer self service, chat, email and call center services to provide our customers with multiple options to enhance the travel experience. We utilize intelligent voice routing and intelligent call management technology to connect customers with the appropriate agent who can best assist them with their particular needs. We utilize third party vendors domestically and internationally to manage these call centers and customer service centers.

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

We use various forms of online marketing to drive traffic to our websites including search engine marketing (“SEM”, travel research websites, meta-search travel websites, display advertising, affiliate programs and email marketing. We continue to pursue strategies to improve our online marketing efficiency. These strategies include increasing the amount of traffic coming to our websites through search engine optimization (“SEO”) and customer relationship management (“CRM”) and improving the efficiency of our SEM and travel research spending. We also use traditional broadcast advertising to focus on brand differentiation and to emphasize distinct features of our businesses that we believe are valuable to our customers.

We have a dedicated marketing team that focuses on generating leads and building relationships with corporate travel managers. Our Orbitz for Business sales team includes experienced corporate travel managers who are qualified to assist organizations in choosing between the variety of corporate booking products that we offer.

Intellectual Property

We regard our technology and other intellectual property, including our brands, as a critical part of our business. We protect our intellectual property rights through a combination of copyright, trademark and patent laws and trade secret and confidentiality procedures. We have a number of trademarks, service marks and trade names that are registered or for which we have pending registration applications or common law rights. These include Orbitz, Orbitz Matrix, Flex Search, OrbitzTLC, OrbitzTLC Mobile Access, the Orbitz design and the stylized “O.” We have eight issued U.S. patents. Four patents relate to a system and method for receiving and loading fare and schedule data that allows us to search for air fares. These patents are scheduled to expire on December 11, 2021, April 1, 2022, November 10, 2024 and May 9, 2022, respectively. One patent relates to a method of searching for travel products from multiple suppliers and creating vacation packages. This patent is scheduled to expire on August 29, 2027. One patent relates to a system and method for gathering and analyzing data related to travel conditions and generating and sending a message explaining the travel conditions to one or more travelers. This patent is scheduled to expire on May 10, 2023. One patent relates to a system and method of creating a matrix display having neighborhood categories with interactive maps displayed. This patent is scheduled to expire on January 23, 2026. One patent relates to an air travel booking system which provides the ability to book itineraries directly with the air carriers and having the ability to book itineraries through a GDS. This patent is scheduled to expire on May 12, 2025. At December 31, 2011, we had seven pending patent applications in the United States. Through these patent applications, we are seeking patent rights in several areas of our online travel services technology. These areas include technology related to our system for searching using multiple data providers, our system for synchronizing passenger name and record data, our supplier link and related booking technology, our system for searching for itineraries based on flexible travel dates, our system for enabling a user to book travel via a guest registration, our system for replicating data and changes between databases and our system for automatically determining travel product price rebates.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement by us of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, we may have to initiate lawsuits in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could consume a significant amount of financial resources or management time. It could also invalidate or impair our intellectual property rights, or result in significant damages or onerous license terms and restrictions for us. We may even lose our right to use certain intellectual property or business processes. These outcomes could materially harm our business. See Item 3, “Legal Proceedings.”

At the time of the IPO, we entered into a Master License Agreement with Travelport, which grants Travelport licenses to use certain of our intellectual property going forward, including:

•	our supplier link technology;

•	portions of ebookers' booking, search and vacation packaging technologies;

•	certain of our products and online booking tools for corporate travel;

•	portions of our private label vacation packaging technology; and

•	our extranet supplier connectivity functionality.

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

Information about Segments and Geographic Areas

We operate and manage our business as a single operating segment. For geographic related information, see Note 18 - Segment Information of the Notes to Consolidated Financial Statements.

Industry Conditions

General

The worldwide travel industry is a large and dynamic industry that has been characterized by rapid and significant change. The global economy experienced a prolonged recession during late 2008 and throughout 2009 that significantly impacted the travel industry. Although the economy has significantly improved, the presence of high unemployment rates and related pressure on consumer spending, recent natural disasters and related travel disruptions, and perceived uncertainty about the state of the global economy continues to cause uncertainty and volatility in the market. As a result, we have limited visibility into when travel industry fundamentals will fully recover.

We compete in various geographic markets, with our primary markets being the United States, Europe and Asia Pacific. Within the United States, the most mature of the global travel markets, the growth rate of online travel bookings has slowed, due to both the maturity of the market and the weak economy, yet continues to rebound. According to PhoCusWright, an independent travel, tourism and hospitality research firm, the online travel booking penetration rate in the United States was nearly 60% in 2011. We are one of the market leaders within the United States due to the strength of our air business, which we are leveraging to gain market share in the global hotel marketplace. Internationally, the European and Asia Pacific markets are characterized by their high level of fragmentation, particularly in the hotel industry. Both the European and Asia Pacific markets continue to benefit from increases in internet usage rates and growing acceptance of online booking, which has partially offset the negative effects of the weak economy. In Europe, we have improved our scale over the past few years and are positioned to aggressively compete. Growth in the Asia Pacific market is also a primary focus for us, as it represents a region with significant growth opportunity where our competition is not as entrenched. According to PhoCusWright, the online travel booking penetration rates was almost 40% for Europe and Asia Pacific was just over 20% for 2011.

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

•	In the offline travel company category, our largest competitors include companies such as Liberty Travel, Inc., Thomas Cook Group PLC and TUI Travel PLC.

•	We compete with suppliers, such as airlines, hotel and rental car companies, many of which have their own branded websites and toll-free numbers through which they generate business.

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

Company Strategy

Our mission is to unlock the joy of travel by becoming the travel expert for the world, where our customers easily find and book personalized travel options. Given that the hotel marketplace is approximately $300 billion and the online market continues to be highly fragmented with low penetration rates, we believe this presents an opportunity to significantly improve consumer experience and grow our business, leveraging our global platform.

In February 2012, with the successful migration of the remaining air, car and dynamic package paths of Orbitz.com, we completed our global platform migration, a multi-year initiative to bring all of our consumer brands onto a common technology platform. During the second half of 2011, we migrated our CheapTickets and HotelClub brands to the global platform. We believe this technology platform provides meaningful improvements to both the speed and customer shopping experience on our websites and enables us to deliver innovation to our customers more quickly.

In conjunction with our migration efforts, we have been focused on enhancing the consumer experience with the development of tools and technologies to help users easily research travel options and by improving the quality of the content we make available (such as user reviews, editorial descriptions, photographs and virtual tours). We are now poised to take full advantage of having all of our consumer businesses on a common platform, and we are therefore able to focus our product and technology investments in a number of key areas that we expect to drive performance improvements. Our key areas of focus and investment are marketing optimization, funnel optimization and enhancing mobile offerings.

Marketing Optimization

We are focused on marketing optimization to drive consumers to our websites in a cost effective manner. We successfully brought our SEM bidding for Orbitz, CheapTickets and HotelClub in house in 2011 with the launch of KOBE, our keyword optimized bidding engine. With our continued development of KOBE and its application across other marketing channels, including TripAdvisor, we are seeing improvements in marketing efficiency (with early results showing more transactions for a given spend level and/or less spend required to generate a given number of transactions) and are striving for increased efficiencies going forward.

We are also actively pursuing strategies to increase the amount of traffic coming to our websites through SEO, CRM, our private label channel and Orbitz for Business. Our goal is to further increase brand awareness and loyalty so that consumers come directly to our websites to book their travel, which we also promote with offline marketing as well as with social media. In addition, our promotions, including Orbitz Insider Steals and Mobile Steals, provide significant value for consumers while generating a high volume of transactions.
Funnel Optimization

Now that all of our consumer brands are on a common platform, we are dedicating resources to take advantage of its new capabilities in order to further improve the user experience through “funnel optimization.” That is, we are focused on creating a streamlined and personalized shopping experience for our users that will make it even easier and faster for them to find and book travel. Our particular areas of investment include: tailoring custom landing pages by traffic source, optimizing core site pages like search results to make it even easier for our customers to find the travel options that are best for them, developing technologies that will allow us to provide customers with more personalized and relevant search results for the specific context of each site visit, and creating a smoother checkout process that will make booking even faster and easier.

Mobile Offerings

We are also focused on our mobile offerings, both in terms of enhancing our existing offerings and launching new mobile applications, and driving more traffic to these distribution channels. We made significant progress in the growth of our mobile channel in 2011 for air, car, dynamic packaging and, in particular, hotel.  In 2011, we launched the Hotels by ebookers App for iPhone and iPad and the Orbitz Hotels App for iPad, and we enhanced the Orbitz mobile website (m.orbitz.com). In early 2012, we launched the Orbitz Hotels App for iPhone. In December 2011, over 12% of hotel searches across the company's brands were made on mobile devices, up from just 5% in December 2010. Over the upcoming year, we plan to apply the approach we have taken in our mobile websites and applications for iPhone and iPad to air and car bookings, to the Android operating system and to delivering a mobile solution for our HotelClub customers.

Employees

As of December 31, 2011, we had 1,329 full-time employees, more than half of whom were based in the United States and the remaining were based primarily in Australia and the United Kingdom. We believe we have a good relationship with our employees. We outsource some of our technology support, development, customer service and administrative functions to third parties. Additionally, we utilize independent contractors to supplement our workforce.

Company Website and Public Filings

We maintain a corporate website at corp.orbitz.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or other reports we file with or furnish to the Securities and Exchange Commission (“SEC”). Our filings with the SEC are provided to the public on our Investor Relations website (investors.orbitz.com), free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Other information regarding our corporate governance, such as our code of conduct, governance guidelines and charters for our board committees, is also available on our Investor Relations website. In addition, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. We also use our Investor Relations website to make information available to our investors and the public. Investors and other interested persons can sign up to receive email alerts whenever we post new information to the website.

Executive Officers of the Registrant

Our executive officers as of February 1, 2012, were as follows:

Barney Harford, age 40, has served as our Chief Executive Officer and also as a director and a member of the executive committee of our board of directors since January 2009. Prior to joining the Company in January 2009, Mr. Harford served in a variety of roles at Expedia, Inc. from 1999 to 2006. From 2004 to 2006, he served as President of Expedia Asia Pacific. Prior to 2004, Mr. Harford served as Senior Vice President of Air, Car & Private Label and led Expedia's corporate development, strategic planning and investor relations functions. He joined Expedia in 1999 as a product planner. Mr. Harford currently serves on the board of directors of GlobalEnglish Corporation, LiquidPlanner, Inc. and Orange Hotel Group. He previously served on the board of directors of eLong, Inc., an online travel company, from 2004 to 2008 and served as chairman of the board of directors from July 2006 to March 2007. He holds an MBA from INSEAD and an MA degree in Natural Sciences from Clare College, Cambridge University.

Sam Fulton, age 41, has served as Senior Vice President, Global Product Strategy, responsible for the prioritization of Product Development initiatives for our global consumer brands since July 2011. Mr. Fulton also has responsibility for business operations, information architecture, design and the Away Network. Prior to his current role, Mr. Fulton held several key positions within the Company including Group Vice President of Product Management and Vice President and General Manager of Transportation, which was comprised of air, car, cruise and travel insurance for Orbitz and CheapTickets. Mr. Fulton has also held positions in business strategy, product management, supplier services and business development since joining the Company in late 2002. Prior to joining the Company, Mr. Fulton worked for Budget Rent A Car as the Director of Travel Industry Sales focusing on preferred travel agency relationships. Mr. Fulton has a BS degree in Finance and Marketing from the University of Denver.

Russ Hammer, age 55, has served as Senior Vice President, Chief Financial Officer, since joining the Company in January 2011. From January 2008 to December 2010, Mr. Hammer served as Chief Financial Officer, Senior Vice President - Finance and Treasurer of Crocs, Inc. Prior to joining Crocs, Mr. Hammer worked for Motorola, Inc. from August 1998 to August 2007, serving in a variety of senior executive positions including: Chief Financial Officer and Corporate Vice President of the Connected Home Solutions Business; Chief Audit Officer; Chief Financial Officer of the Asia Cellular Subscriber Business; and Chief Financial Officer of the Global Subscriber Paging Business. Mr. Hammer has an MBA from DePaul University and a BS degree in Finance from the University of Illinois at Urbana-Champaign.

Tom Kram, age 52, has served as our Group Vice President, Chief Accounting Officer, since joining the Company in May 2011. From 2004 to 2011, Mr. Kram served in a variety of roles at Chicago Newspaper Liquidation Corp., formerly known as Sun-Times Media Group, Inc. Mr. Kram was elected Chief Executive Officer, President and Treasurer in October 2009 and served as Chief Financial Officer from March 2009 to October 2009. From 2004 to 2009, he was the Corporate Controller and, in addition, served as Chief Accounting Officer from 2006 to 2009. Mr. Kram served as the Chief Financial Officer of Sun-Times Media Group, Inc. when it filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in March 2009. Mr. Kram was formerly the Vice President, Controller of Budget Group, Inc. from 1997 to 2003. Mr. Kram has a BS degree in Accountancy from the University of Illinois at Urbana-Champaign.

Roger Liew, age 39, has served as Senior Vice President, Chief Technology Officer, since November 2010. Mr. Liew was Vice President of Technology of the Company and Group Manager of the Intelligent Marketplace Group from July 2009 to November 2010 and previously served as Vice President of Technology of Orbitz, LLC from May 2000 to May 2004. Prior to his return to the Company in July 2009, Mr. Liew served as Chief Technology Officer of Milestro, a leisure, travel and tourism company, from May 2008 to December 2008 and Chief Technology Officer of G2 Switchworks, a startup in the travel technology space, from May 2004 to April 2008, when it was acquired by Travelport. Prior to joining Orbitz, LLC, Mr. Liew worked as a lead developer for Neoglyphics Media Corporation and as a software engineer for Motorola's Cellular Subscriber Group. Mr. Liew studied Mathematics and Computer Science at the University of Chicago.

Mike Nelson, age 44, has served as President, Partner Services Group, responsible for partner services and customer operations on a global basis since July 2009. Prior to his current role, Mr. Nelson served as our Chief Operating Officer, and prior to becoming Chief Operating Officer in 2007, Mr. Nelson had been responsible for managing our international operations, which at the time included ebookers, Flairview (now known as HotelClub) and Travelbag, an offline travel subsidiary. Mr. Nelson joined the Company in 2001, and his diverse operating experience within the Company includes supplier relations, revenue management, finance, product management and project management. Prior to joining the Company, Mr. Nelson spent 10 years in finance and marketing at: Deluxe Corporation from 1998 to 2001, Diageo/Pillsbury from 1993 to 1998 and Arthur Andersen from 1989 to 1992. Mr. Nelson has an MBA from the University of Minnesota and a BS degree in Accounting from the University of Minnesota.

Chris Orton, age 38, has served as President, Orbitz.com and CheapTickets since August 2011, responsible for the U.S. consumer strategy and operations including online and offline marketing activities, analytics, merchandising, CRM and email. Previously, Mr. Orton served as Senior Vice President, Chief Marketing Officer, from July 2010 to August 2011. Prior to joining the Company, Mr. Orton worked for eBay, Inc. from June 2003 to June 2010 and held various positions in data warehousing and internet marketing.  Most recently, Mr. Orton was Senior Director of Internet Marketing at eBay, responsible for its paid search, shopping comparison, search engine optimization, affiliates and display marketing channels.  Prior to joining eBay, he spent eight years doing CRM and ERP consulting at Kana Software, PricewaterhouseCoopers and Andersen Consulting (Accenture). Mr. Orton has an MBA from the University of California, Berkeley and a BA degree in Economics and International Relations from the University of California, Davis.

Tamer Tamar, age 37, has served as Senior Vice President of International since March 2011 and President of ebookers since July 2009. Previously, Mr. Tamar served as Vice President of Europe and Middle East (EMEA) distribution for Expedia from February 2008 to July 2009. From 2004 to 2008, Mr. Tamar served in a variety of roles at Expedia, including managing Expedia's EMEA car businesses, leading the strategy and corporate development function for the EMEA region, and heading up the Expedia UK business. Prior to joining Expedia, Mr. Tamar worked as a Management Consultant for A.T. Kearney in Chicago and London. Mr. Tamar holds an MBA from MIT and a BA in Mathematics and Economics from Franklin & Marshall College.

Item 1A.	Risk Factors

Travelport's controlling holders control us and may have strategic interests that differ from ours or our other shareholders.

Currently, Travelport and investment funds that own and/or control Travelport's ultimate parent company beneficially own approximately 55% of our outstanding common stock and therefore, indirectly control us. As a result of this ownership, Travelport's controlling holders are entitled to nominate and elect all of our directors and own sufficient shares to determine the outcome of any actions requiring the approval of our stockholders, including adopting most amendments to our certificate of incorporation and approving or rejecting proposed mergers, significant new investments or divestments or sales of all or substantially all of our assets.

The interests of Travelport's controlling holders may differ from those of our public shareholders in material respects. Travelport's controlling holders and their affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or our suppliers or customers or businesses on which we are substantially dependent, such as the Travelport GDSs. In an effort to increase its revenues and improve its overall profitability, Travelport could seek to change the terms of its commercial relationships with its GDS customers, including us. Because we are limited in our ability to pursue alternative GDS options or direct connections with suppliers during the term of our GDS agreement with Travelport, any such actions by Travelport could make us a less attractive distribution channel to our suppliers, who could attempt to terminate or renegotiate their agreements with us, and could place us at a competitive disadvantage relative to other online travel companies. See “We are dependent on Travelport for our GDS services” below. In addition, Travelport's customers, many of which are also major suppliers to us, have previously sought and may in the future seek to exert commercial leverage over us in an effort to obtain concessions from Travelport, which could negatively affect our access to travel offerings and adversely affect our business and results of operations.

As long as Travelport's controlling holders continue to indirectly own a significant amount of our outstanding voting stock, even if that amount is less than 50%, they will continue to be able to strongly influence or effectively control us. The interests of these holders may differ from our other shareholders' interests in material respects.

Actual or potential conflicts of interest may develop between our management and directors as well as the management and directors of Travelport.

Jeff Clarke serves as Chairman of our Board of Directors and is the Chairman of the Travelport Board of Directors. Mr. Martin J. Brand, who is a Managing Director at The Blackstone Group, currently serves on the board of directors of Travelport and serves on our board of directors. The fact that Mr. Clarke and Mr. Brand hold positions with Travelport and us could create, or appear to create, potential conflicts of interest when they face decisions that may affect two or more of these entities. In addition, Ms. Jill A. Greenthal, who is a Senior Advisor in the Private Equity Group of The Blackstone Group, and Mr. Robert L. Friedman, who is a Senior Managing Director of The Blackstone Group, currently serve on our board of directors. Affiliates of The Blackstone Group exercise control over Travelport's ultimate parent company and therefore, the fact that Ms. Greenthal and Mr. Friedman hold positions with The Blackstone Group could create, or appear to create, a potential conflict of interest when either of them face decisions that affect both Travelport and us.

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

•
the issuance or sale by us or one of our subsidiaries of any equity securities or equity derivative securities or the adoption of any equity incentive plan, except for (1) the issuance of equity securities by us or one of our subsidiaries to Travelport or to another restricted subsidiary of Travelport and (2) the issuance by us of equity securities under our equity incentive plans in an amount not to exceed $15.0 million per year in fair market value;

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

As of December 31, 2011, there were $74.2 million of outstanding letters of credit issued by Travelport on our behalf. Under the Separation Agreement, as amended, (“the Separation Agreement”), Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined therein) own at least 50% of our voting stock. If we do not have a separate letter of credit facility in place in the event Travelport is no longer obligated or is unable to issue letters of credit on our behalf, or if we exceed the $75.0 million limitation, or if we require letters of credit denominated in foreign currencies, we would be required to issue letters of credit under our revolving credit facility or to establish cash reserves, which could significantly reduce our liquidity and cash available to grow our business. As of December 31, 2011, we had the equivalent of $10.8 million of outstanding letters of credit issued under our revolving credit facility, the majority of which were denominated in Pounds sterling.

We have granted Travelport perpetual licenses to use certain of our intellectual property, which could facilitate Travelport's ability to compete with us.

We are party to a Master License Agreement with Travelport that governs each of our and Travelport's rights to use certain of the other's intellectual property. The Master License Agreement permits Travelport and its affiliates to use and, in some cases, to sublicense to third parties certain of our intellectual property, including:

•	our supplier link technology;

•	portions of ebookers' booking, search and vacation package technologies;

•	certain of our products and online booking tools for corporate travel;

•	portions of our private label vacation package technology; and

•	our extranet supplier connectivity functionality.

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

Certain airlines may terminate their agreements with us for any reason or no reason prior to the scheduled expiration date upon thirty days’ prior notice. Globally, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution. For example, effective December 2010, AA removed its content from our Orbitz.com and Orbitz for Business websites following unsuccessful negotiations in which AA requested, among other things, that we enter into a direct connect relationship. In 2010, prior to the removal of AA content from our websites, the net revenue associated with AA tickets booked on our Orbitz.com and Orbitz for Business sites, including ancillary revenue from associated hotels, car rentals, travel insurance and destination services revenue, represented approximately 5% of our total net revenue. In June 2011, the Circuit Court of Cook County, Illinois granted Travelport's request for injunctive relief against AA ordering AA to reinstate its content on our websites. While AA immediately made its full schedule of flights available on both our Orbitz.com and Orbitz for Business websites as a result of this ruling, it was only required to do so through August 31, 2011, the date on which its distribution agreement with Travelport expired. Subsequently, we entered into Letter Agreements with AA pursuant to which AA is currently prohibited from removing its content from our websites prior to October 31, 2012. In addition, in April 2011, AA filed a lawsuit against Travelport and us alleging that our Travelport GDS Service Agreement violates the Sherman Antitrust Act. Although the Court has dismissed this claim with prejudice, there are several other claims pending against Travelport. It is possible that the outcome of these claims could influence the manner in which GDSs operate, which could have significant implications for both airlines and OTCs, including potentially forcing us and our competitors to change our business models and putting us at competitive disadvantage to the extent we cannot reach a long-term agreement with AA to distribute their tickets.

If we cannot reach a longer-term agreement with AA or if other airlines pursue a similar distribution strategy, it could reduce our access to air inventory; put us at a competitive disadvantage relative to other OTCs; reduce our compensation; create additional operating expenses related to the development, implementation and maintenance of the necessary technology systems to direct connect; increase the frequency or duration of system problems; reduce our ability to attract or retain business customers; and/or delay other projects.

On March 2, 2012, due to the expiration of our agreement with Hilton Hotels (“Hilton”), we stopped offering certain Hilton inventory and reduced the prominence of Hilton properties on our websites.  This will likely reduce the volume of our Hilton hotel transactions.  During the year ended December 31, 2011, Hilton represented approximately 3% of our total net revenue.  While we do not believe the situation with Hilton will have a material impact on our business, if we are unable to reach a new agreement with Hilton or replace Hilton bookings with bookings of other hotels, or if our relationships with other major hotel chains also deteriorate, it could reduce our access to hotel inventory; put us at a competitive disadvantage relative to other OTCs; reduce our ability to attract or retain corporate customers; and/or have a material adverse effect on our business.

We are also subject to minimum segment volume thresholds and may be subject to shortfall payments to Travelport if we fail to process a certain percentage of segments through the GDSs. However, we are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDSs, including segments processed through a permitted direct connect relationship under certain circumstances discussed above. These minimum segment volume thresholds effectively limit our ability to enter into, or expand, relationships with other partners, which could negatively affect our access to travel offerings and reduce our revenue.

Our liquidity has been, and may continue to be, negatively impacted.

The weak and volatile conditions in the global financial markets and financial sector caused a substantial deterioration in the capital markets in late 2008 and early 2009. We experienced the negative effects of this instability when Lehman Commercial Paper Inc. (“LCPI”) filed for bankruptcy in October 2008. LCPI held a $12.5 million commitment under our revolving credit facility, and its bankruptcy effectively reduced the total availability under our revolving credit facility from $85.0 million to $72.5 million. In the last half of 2009, the capital markets improved and in January 2010, PAR Investment Partners, L.P. exchanged $49.6 million aggregate principal amount of term loans outstanding under our senior secured credit agreement for 8,141,402 shares of our common stock, and Travelport concurrently purchased 9,025,271 shares of our common stock for $50.0 million in cash, which improved our overall liquidity. However, in the future, our liquidity could be negatively impacted as a result of the termination of any major supplier's participation on our websites, a decline in merchant gross bookings resulting from changes in our merchant business model, economic conditions or other factors, changes to payment terms or other requirements imposed by vendors, suppliers or regulatory agencies, such as requiring us to provide letters of credit, cash reserves or other forms of financial security or increases in such requirements, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in legal proceedings, including in the case of hotel occupancy proceedings, certain jurisdictions' requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court, or our inability to recover defense costs.

If in the future, we require more liquidity than is available to us under our revolving credit facility, or we are unable to refinance or extend our revolving credit facility by its maturity date in July 2013, or we are unable to refinance or repay our term loan by its July 2014 maturity date, we cannot be certain that other funding would be available to us or be available on attractive or acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to take advantage of potential business opportunities or respond to competitive pressures, which in turn could have a material adverse impact on our results of operations and liquidity.

We have a significant amount of indebtedness, which could limit the manner in which we operate our business.

As of December 31, 2011, we had approximately $472.2 million of outstanding borrowings under our senior secured credit agreement. Our substantial level of indebtedness could:

•	impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•
reduce the funds available to us for purposes such as potential acquisitions and capital expenditures because we are required to use a portion of our cash flows from operations to make debt service payments;

•
put us at a competitive disadvantage because we have a higher level of indebtedness than some of our competitors and reduce our flexibility in planning for, or responding to, changing conditions in the economy or our industry, including increased competition; and

•	make us more vulnerable to general economic downturns and adverse developments in our business.

The credit agreement requires us to maintain a minimum fixed charge coverage ratio and not to exceed a maximum total leverage ratio. If we fail to comply with these covenants and we are unable to obtain a waiver or amendment, our lenders could accelerate the maturity of all amounts outstanding under our term loan and revolving credit facility and could proceed against the collateral securing this indebtedness. If this were to occur, there is no assurance that alternative financing would be available to us or at favorable terms.

In addition, restrictive covenants in our credit agreement specifically limit our ability to, among other things:

•	incur additional indebtedness or enter into guarantees;

•	enter into sale and leaseback transactions;

•	make new investments, loans or acquisitions;

•	grant or incur liens on our assets;

•	sell our assets;

•	engage in mergers, consolidations, liquidations or dissolutions;

•	engage in transactions with affiliates; and

•	make restricted payments.

As a result, we may operate our business differently than if we were not subject to these covenants and restrictions.

Our revenue is derived from the travel industry and prolonged substantial decreases in travel volume, particularly air travel, as well as other industry trends, have historically adversely affected, and may in the future adversely affect, our business, financial condition and results of operations.

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

Our business and results of operations could be adversely affected if one or more of our major suppliers, including airlines and car rental companies, suffers a deterioration in its financial condition or it restructures its operations.

In the past several years, several major airlines have filed for bankruptcy protection, recently exited bankruptcy, discussed publicly the risks of bankruptcy or have merged with other airlines. In addition, the economic downturn severely impacted the automobile industry, including car rental companies. We depend on a relatively small number of airlines for a significant portion of our net revenue. Our car net revenue is also generated from a relatively small number of car rental companies. As a result of this dependence, our business and results of operations could be adversely affected if the financial condition of one or more of the major airlines or car rental companies were to deteriorate or in the event of supplier consolidation in either of these industries. For example, a consolidation of one or more of the major airlines, such as the merger of United Air Lines, Inc. and Continental Airlines, Inc. and the merger of Southwest Airlines Co. (“Southwest”) and AirTran Airways, could result in further capacity reductions, a reduction in the number of airline tickets available for booking on our website and increased air fares, which may have a negative impact on demand for travel products.

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

Suppliers have increasingly focused on distributing their products through their own websites. Some airlines, such as Southwest, have historically only distributed their tickets through their own websites and do not use third-party distributors. Delta Air Lines, Inc. in recent years eliminated sales of airline tickets through several third-party distributors, limited forward distribution of their fares to meta-search providers, such as Kayak, and limited the extent to which certain fare classes may be used in the construction of multi-carrier itineraries, all in an attempt to drive customers to book directly on its website. Suppliers may offer advantages for customers to book directly, such as member-only fares, bonus miles or loyalty points, which could make their offerings more attractive to customers. Certain online travel companies, including us, reduced or eliminated domestic booking fees on retail airline tickets and hotel stays and removed certain change and cancellation fees. Our results of operations could be negatively affected if competitive dynamics in the industry caused us to further reduce or eliminate the service fees we charge our customers. If we are unable to implement changes to our business in an effort to absorb the impact of the reduction or elimination of these fees or are unable to increase revenue from other sources, our business, financial condition and results of operations would suffer.

Search and meta-search sites have also grown in popularity and may drive more traffic directly to the websites of suppliers or competitors. Google appears to have increased its focus on appealing to travel customers through its launch of Google Places and Google Flights. In addition, Google's efforts around Google Places could lead to it favoring Google Places or a favored partner over and above our pages, which could undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all. Google Flights is an air travel specific website that promotes air suppliers' sites and not those of OTCs. If large search engines gain popularity with their meta-search models, customers could visit search sites instead of ours and we may be required to pay for traffic that otherwise would have been free.

In addition, we currently license our search functionality, QPX Software, from ITA Software, Inc. The acquisition of ITA Software, Inc. (“ITA”) by Google could result in ITA developing new software or other products in the future that it may not make available to us, which could put us at a competitive disadvantage.

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

With employees in over 25 countries outside the United States, we generated 29% of our net revenue for the year ended December 31, 2011 from our international operations. We are subject to certain risks as a result of having international operations and from having operations in multiple countries generally, including:

•
difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management infrastructure in various countries;

•	differences and unexpected changes in local regulatory requirements and exposure to local economic conditions;

•	limits on our ability to enforce our intellectual property rights and increased risk of piracy;

•	preference of local populations for local providers;

•	restrictions on the repatriation of non-U.S. investments and earnings back to the United States, including withholding taxes imposed by certain foreign jurisdictions;

•	diminished ability to legally enforce our contractual rights; and

•	currency exchange rate fluctuations.

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

Further, we currently utilize GDSs, including Worldspan, Galileo and Amadeus, to process a significant portion of our bookings, and any interruption or deterioration in our GDS partners' products or services could prevent us from searching and booking airline and car rental reservations, which would have a material adverse effect on our business.

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

Further, intellectual property challenges have been increasingly brought against members of the travel industry. These legal actions have in the past, and might in the future, result in substantial costs and diversion of resources and management attention. In addition, we may need to take legal action in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, and these enforcement actions could result in the invalidation or other impairment of intellectual property rights we assert.

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

We and other providers of travel in the online travel industry are currently subject to various lawsuits related to hotel occupancy tax in numerous jurisdictions in the United States, and other jurisdictions may be considering similar lawsuits. An adverse ruling in the existing hotel occupancy tax cases could require us to pay tax retroactively and prospectively, and possibly penalties, interest and/or fees. We have also been contacted by several municipalities or other taxing bodies concerning our possible obligation with respect to local hotel occupancy or related taxes, and certain municipalities have begun audit proceedings and some have issued assessments against us. If we are found to be subject to the hotel occupancy tax ordinance by a taxing authority and we appeal the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court. The proliferation of new hotel occupancy tax cases or audit proceedings could result in substantial additional defense costs. These events could also adversely impact our business and financial performance. See Item 3, “Legal Proceedings”.

Our businesses are highly regulated, and any failure to comply with applicable regulations or any changes in those regulations could adversely affect us.

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

We depend substantially on the continued services and performance of our key executives, senior management and skilled personnel, particularly our professionals with experience in our industry and our information technology and systems. Any of these individuals may choose to terminate their employment with us at any time. The specialized skills we require can be difficult and time-consuming to acquire and, as a result, these skills are often in short supply. A significant period of time and expense may be required to hire and train replacement personnel when skilled personnel depart the Company. Our inability to hire, train and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations or prospects for future growth.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

Item 3.	Legal Proceedings

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

Litigation Relating to Hotel Occupancy Taxes

Orbitz Worldwide, Inc. and certain of its current and former subsidiaries and affiliates, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), Travelport Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.), and Internetwork Publishing Corp. (d/b/a Lodging.com), are parties to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business model. Some of the cases are purported class actions, and most of the cases were brought simultaneously against other online travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions' hotel occupancy tax ordinance. While not identical in their allegations, the cases listed below generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys' fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

City or County Filing Litigation	Date Litigation Instituted	Court Where Litigation is Pending

City of Findlay, Ohio	October 25, 2005	United States Court of Appeals for the Sixth Circuit
City of Chicago, Illinois	November 1, 2005	Circuit Court of Cook County, Illinois
City of Rome, Georgia**	November 18, 2005	United States District Court for the Northern District of Georgia
Orange County, Florida	March 13, 2006	Ninth Judicial Circuit in and for Orange County, Florida
City of Atlanta, Georgia	March 29, 2006	Superior Court, Fulton County, Georgia
City of San Antonio, Texas**	May 8, 2006	United States District Court for the Western District of Texas
Cities of Columbus and Dayton, Ohio	August 8, 2006	United States Court of Appeals for the Sixth Circuit Case was consolidated with the City of Findlay case (above) on November 6, 2007
Wake County, North Carolina	November 3, 2006	General Court of Justice, Superior Court Division, Wake County, North Carolina
City of Branson, Missouri	December 18, 2006	Circuit Court of Greene County, Missouri
Dare County, North Carolina	January 26, 2007	General Court of Justice, Superior Court Division, Dare County, North Carolina Case was coordinated with the Wake County case (above) on April 4, 2007
Buncombe County, North Carolina	February 1, 2007	General Court of Justice, Superior Court Division, Buncombe County, North Carolina Case was coordinated with the Wake County case (above) on April 4, 2007
City of Houston, Texas	March 5, 2007	Supreme Court of Texas
City of Gallup, New Mexico**	July 6, 2007	United States District Court for the District of New Mexico
Mecklenburg County, North Carolina	January 10, 2008	General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina Case was coordinated with the Wake County case (above) on February 19, 2008
City of Goodlettsville, Tennessee**	June 2, 2008	United States District Court for the Middle District of Tennessee
City of Baltimore, Maryland	December 10, 2008	United States District Court for the District of Maryland
Jefferson County, Arkansas*	September 25, 2009	Circuit Court of Jefferson County, Arkansas
Leon County, Florida	November 5, 2009	Circuit Court of the Second Judicial Circuit in and for Leon County, Florida
Birmingham, Alabama	December 11, 2009	Supreme Court of Alabama
Leon County, Florida	December 14, 2009	Circuit Court of the Second Judicial Circuit in and for Leon County, Florida
County of Lawrence, Pennsylvania*	January 14, 2010	Commonwealth Court of Pennsylvania
Baltimore County, Maryland	May 3, 2010	United States District Court for the District of Maryland
Santa Monica, California	June 25, 2010	Superior Court for the State of California, County of Los Angeles
Hamilton County, Ohio	August 23, 2010	United States District Court for the Northern District of Ohio

City or County Filing Litigation	Date Litigation Instituted	Court Where Litigation is Pending

Montana Department of Revenue	November 8, 2010	Montana First Judicial District, Louis and Clark County
Montgomery County, Maryland	December 21, 2010	United States District Court for the District of Maryland
McAllister (Consumer Action)	February 22, 2011	Circuit Court of Saline County, Arkansas
Washington, DC	April 22, 2011	Superior Court for the District of Columbia
Volusia County, Florida	May 11, 2011	Circuit Court for the Seventh Judicial Circuit in and for Volusia County, Florida
Breckenridge, Colorado*	July 25, 2011	District Court for Summit County, Colorado
Nassau County, New York*	September 26, 2011	Supreme Court of New York, Nassau County
County of Kent, Michigan	November 30, 2011	Circuit Court for the County of Kent, Michigan
State of Mississippi	January 6, 2012	Chancery Court of the First Judicial District of Hinds County, Mississippi
*Indicates purported class action filed on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.
**Indicates court certified class action on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

Procedurally, the cases listed above are at various stages, ranging from cases that were recently filed to ones in which the trial court has issued a final judgment that is in the process of being appealed. Final judgments in which trial courts have held that online travel companies are not subject to hotel occupancy taxes (or related taxes) have been issued in the following cases: Findlay, Ohio; the Cities of Dayton and Columbus, Ohio; Branson, Missouri; Houston, Texas; Birmingham, Alabama; Santa Monica, California; and Goodlettsville, Tennessee. The various plaintiffs either are in the process of appealing these cases, or we expect that they will appeal. Non-final, preliminary rulings that have held that the online travel companies are not subject to hotel occupancy taxes (or related taxes) have been issued in City of Gallup, New Mexico; Orange County, Florida; and Hamilton County, Ohio. The defendants have moved for summary judgment in the Gallup and Orange County cases. Non-final rulings that have held that the defendants are subject to the municipality's hotel occupancy tax ordinance have been issued in the San Antonio and City of Baltimore cases. In the San Antonio case, in November 2011, the online travel companies filed a motion with the court in which they requested that the court amend its findings of fact and conclusions of law to provide that defendants' services are not subject to local hotel occupancy tax, as recently held by the Texas Court of Appeals in City of Houston v. Hotels.com. In the City of Baltimore case, the defendants have filed a motion for summary judgment in which they have asserted various affirmative defenses. In the City of Atlanta case, the trial court held, and the Georgia Supreme Court affirmed, that the online travel companies are subject to Atlanta's hotel occupancy tax ordinance on a prospective basis. The City of Atlanta case has been remanded to the trial court for further proceedings. The remaining cases on the list are pending at the trial court level.

The following legal proceedings relating to hotel occupancy taxes previously reported by us were dismissed since October 1, 2011:

On October 25, 2011, the Fourteenth Court of Appeals for the State of Texas affirmed the granting of the online travel companies' motion for summary judgment on the complaint filed by Houston, Texas. The plaintiffs are seeking review from the Texas Supreme Court.

On November 10, 2011, Anne Gannon, Palm Beach County Tax Collector, on behalf of Palm Beach County executed a settlement agreement with the online travel companies in which she agreed to dismiss her lawsuit against the online travel companies pending in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida.

On January 20, 2012, the City of Jacksonville, Florida, in accordance with the parties' settlement agreement, filed their notice of dismissal of its complaint in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida.

On January 28, 2012, the Thirty-First Judicial Circuit Court, Greene County, Missouri granted the online travel companies' motion to dismiss the complaint filed by Branson, Missouri. The plaintiffs are appealing this decision.

On February 17, 2012, the Kentucky Supreme Court denied review of the final judgment made in favor of the defendants against the claims asserted by the City of Bowling Green, Kentucky.

On February 21, 2012, the United States District Court for the Middle District of Tennessee granted summary judgment in favor of the online travel companies.

In addition, the following other material developments in the legal proceedings relating to hotel occupancy taxes occurred during the quarter ended December 31, 2011:

On October 12, 2011, the Superior Court of the District of Columbia denied the online travel companies' motion to dismiss the complaint filed by the District of Columbia.

On October 24, 2011, the Circuit Court of the Jefferson County, Arkansas granted the City of North Little Rock, Arkansas's motion to intervene in the case filed by Jefferson County, Arkansas.

On November 28, 2011, the Court of Common Pleas of Lawrence County, Pennsylvania stayed the case filed by Lawrence County, Pennsylvania pending the decision of the appellate court in the City of Philadelphia's appeal.

On December 1, 2011, Jefferson County, Arkansas filed their Motion for Class Certification.

On December 6, 2011, the Montana First Judicial District Court, Lewis and Clark County denied the online travel companies' motion to dismiss the complaint filed by the Montana Department of Revenue.

On December 13, 2011, the Superior Court of the District of Columbia denied without prejudice the District of Columbia's Motion for Partial Summary Judgment and denied as moot the online travel companies' Rule 56(f) Motion.

On December 16, 2011, the trial court held that Atlanta's conversion count remains pending and the City is allowed to amend its complaint and add a breach of trust claim. On December 29, 2011, defendants filed a motion for reconsideration.
Audit Related Proceedings Related to Hotel Occupancy (and Related) Taxes

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the Louisiana Department of Revenue; the Montana Department of Revenue; the New Mexico Taxation and Revenue Department; Ohio Department of Taxation; the Wyoming Department of Revenue; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Aurora, Broomfield, Colorado Springs, Golden, Greenwood Village, Littleton, and Steamboat Springs, Colorado; St. Louis, Missouri; and the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. Additional taxing authorities have begun audit proceedings and some have issued assessments against the Company, individually ranging from $250 to approximately $40.8 million, and totaling approximately $58.8 million. Some of these assessments have been issued on an estimated basis and are not based on an analysis of transaction data, including the $40.8 million assessment.

Certain assessments made in these audit proceedings are administratively final and subject to judicial review. The following is a description of the lawsuits brought by the Company challenging these final assessments.

In Re Transient Occupancy Tax Cases, Coordination Proceeding No. 4472 (Superior Court of the State of California for the County of Los Angeles).

City of Anaheim

On February 1, 2010, the Superior Court for the County of Los Angeles, California granted defendants' writ of mandate finding the City's ordinance does not impose a transient occupancy tax based on the retail price of hotel rooms rented by or through the defendants and setting aside the Hearing Officer's decision to the contrary. On April 7, 2010, the Superior Court for the County of Los Angeles, California denied plaintiff's motion for reconsideration of the court's February 1, 2010 Order. On August 30, 2010, the Superior Court for the County of Los Angeles, California granted the online travel companies' Consolidated Demurrer to the City of Anaheim's First Amended Cross-Complaint. On December 16, 2010, the Superior Court for the County of Los Angeles, California issued a peremptory writ of mandate remanding the proceedings to the City's hearing officer directing him to withdraw his February 6, 2009 decision ruling that the online travel companies are “operators” of hotels, and thus, liable for transient occupancy tax on the amount each received as payment for its online travel related services. The Superior Court also dismissed with prejudice the City's causes of action for preliminary and permanent injunction, conversion, violation of California Civil Code § 2223, violation of California Civil Code § 2224, imposition of a constructive trust, breach of fiduciary duty, fraudulent concealment, money had and received, and unjust enrichment. On January 24, 2011, the City of Anaheim filed its notice of appeal from the December 12, 2010 Order of the Superior Court for Los Angeles County granting peremptory writ of mandate.

City of San Francisco

On March 3, 2010, the City of San Francisco issued a final assessment of approximately $3.2 million for the period of January 1, 2000 to September 30, 2008, including penalties and interest through March 31, 2008, against Orbitz, LLC, Trip Network, Inc., and Internetwork Publishing Corp. On March 31, 2010, Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. paid the final assessment pursuant to the City's “pay to play” requirement. On April 2, 2010, Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. filed a refund request with the City. On May 14, 2010, Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. filed a Complaint for Tax Refund and Declaratory Relief against the City and County of San Francisco seeking a tax refund and declaratory relief.

City of San Diego

On February 9, 2006, the City of San Diego, California filed an action in Court for the County of San Diego, California against a number of current and former Internet travel companies, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. The complaint alleges, among other things, that the defendants violated the jurisdiction's hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. On July 26, 2007, the court stayed the case pending plaintiff's exhaustion of administrative remedies. On March 19, 2009, the City issued an “Amended Audit Deficiency Invoice” of approximately $1.9 million for taxes, interest and penalties for transient occupancy taxes. On May 28, 2010, a hearing officer appointed by the City approved assessments of approximately $1.4 million, against the Company. On September 6, 2011, the Superior Court for the State of California for Los Angeles County issued a peremptory writ of mandate remanding the proceedings to the City of San Diego's hearing officer directing him to withdraw his decision ruling that the online travel companies are not “operators” of hotels, and thus, not liable for transient occupancy tax on the amount each received as payment for its online travel related services.

Los Angeles, CA

On December 30, 2004, the City of Los Angeles, California filed an action in the Superior Court, Los Angeles County against a number of Internet travel companies, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. The complaint alleges, among other things, that defendants violated the jurisdiction's hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. On July 27, 2007, the court stayed the case pending the City's exhaustion of administrative remedies. On September 9, 2009, the City issued estimated assessments against Orbitz, LLC and Trip Network, Inc. On August 31, 2011, the City issued an estimated assessment of approximately $0.9 million against Internetwork Publishing Corp. (d/b/a Lodging.com). On September 21, 2011, the City's board of review confirmed assessments of approximately $1.8 million against Orbitz, LLC and $0.3 million against Trip Network, Inc. On November 19, 2011, the online travel companies filed a verified petition for writ of mandate seeking to vacate the board of review's final determination.

Orbitz, LLC v. Broward County, Florida, No. 2009 CA 000126 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). On May 20, 2008, Broward County, Florida issued an estimated assessment of approximately $0.4 million against Orbitz, LLC and $83,000 against Internetwork Publishing Corp. On November 13, 2008, the County finalized the assessments. On January 12, 2009, Orbitz, LLC and Internetwork Publishing Corp. filed a complaint in the Circuit Court, Second Judicial Circuit, Leon County, Florida, against Broward County and the Florida Department of Revenue asserting that they are not subject to the tourist development tax. On February 2, 2009, the County filed its Answer and Counterclaim. On March 31, 2009, the County issued additional assessments of $51,000 against Orbitz, LLC and $29,000 against Internetwork Publishing Corp. On February 28, 2011, the County issued additional assessments of approximately $0.2 million against Orbitz, LLC and $37,000 against Internetwork Publishing Corp. On February 24, 2010, the Circuit Court granted in part and denied in the OTCs' motion to dismiss the County's Counterclaim dismissing Count II (unjust enrichment), Count III (conversion), and Count IV (permanent injunction).

Orbitz, LLC v. Indiana Department of Revenue, No. 49T10-0903-TA-00010 (Indiana Tax Court). On May 5, 2008, the Indiana Department of Revenue issued estimated assessments of approximately $0.2 million against Orbitz, LLC. On November 24, 2008, the Department of Revenue confirmed the estimated assessments as its final administrative assessment. On March 3, 2009, Orbitz, LLC filed a petition with the Indian Tax Court seeking to set aside the Department of Revenue's final determination

Orbitz, LLC v. Miami-Dade, Florida, No. 2009 CA 4977 (Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida). On December 21, 2009, Orbitz, LLC, Trip Network, Inc., and Internetwork Publishing Corp. filed a complaint in the Circuit Court, Second Judicial Circuit, Leon County, Florida against Miami-Dade County and the Florida Department of Revenue asserting that they are not subject to the tourist development tax and the convention development tax. On June 2, 2010, the Circuit Court granted the parties motion to stay the action pending final determination of the Monroe County, Florida matter. On February 11, 2011, the Circuit Court granted the parties joint motion to lift the stay and entered the parties' joint stipulation for partial dismissal of claims in accordance with the class action settlement in the Monroe County, Florida matter.

Orbitz, LLC v. Osceola, Florida, (Circuit Court of the Second Judicial Circuit, Leon County, Florida). On August 27, 2010, Osceola County, Florida issued estimated assessments against Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. On October 27, 2010, the County denied the Company's appeal and finalized assessments of approximately $1.0 million against Orbitz, Inc. and Orbitz, LLC and $0.2 million against Trip Network, Inc. and Internetwork Publishing Corp. On January 24, 2011, Orbitz, Inc., Orbitz, LLC, Trip Network, Inc., and Internetwork Publishing Corp. filed a complaint in the Circuit Court, Second Judicial Circuit, Leon County, Florida against Osceola County and the Florida Department of Revenue asserting that they are not subject to the tourist development tax.

Orbitz, LLC v. Hawaii Department of Taxation (Hawaii Tax Appeal Court). On December 30, 2010, the State of Hawaii Department of Taxation issued a series of “proposed” assessments totaling approximately $40.8 million against Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. The “proposed” assessments were not based on an evaluation of the transaction data of any of these entities. On January 31, 2011, the Department of Revenue issued its Notices of Assessments. On March 1, 2011, Orbitz, LLC, and Trip Network, Inc. and Internetwork Publishing Corp. filed their Notice of Appeal to the Tax Appeal Court.

The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. If the Company is found to be subject to a hotel occupancy tax ordinance by the relevant taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

Other Actions Filed by the Company

New York City Litigation

On December 22, 2009, Orbitz, LLC, Trip Network, and other online travel companies, brought an action in the Supreme Court of the State of New York, New York County against the city of New York Department of Finance and the City of New York. Expedia, Inc. v. City of New York Department of Finance, No. 650761/2009 (Supreme Court, New York County, New York). The complaint asserts two claims for declaratory judgment challenging the constitutionality and legality of the law relating to New York City hotel room occupancy taxes passed on June 29, 2009. On October 22, 2010, the court granted defendants' motion to dismiss. On November 29, 2011, the Supreme Court, Appellate Division, First Department reversed the lower court's decision, finding that the City's tax law exceeded the grant of authority provided by the New York State Enabling Act that was in place at the time New York City passed its law.

North Carolina Litigation

On February 24, 2011, Orbitz, LLC, Trip Network, Inc. and other online travel companies, brought an action in the General Court of Justice, Superior Court Division, Wake County, North Carolina against David Hoyle, Secretary of Revenue of the State of North Carolina, the North Carolina Department of Revenue and Durham County challenging the state of North Carolina's amended sales tax statute that seeks to tax the revenue generated from the services provided by online travel companies. Orbitz LLC v. Hoyle, No. 11 CV 001857 (General Court of Justice, Superior Court Division, Wake County, North Carolina). The complaint asserts claims for violation of the Internet Tax Freedom Act, unconstitutional impairment of contracts, violation of the Commerce Clause, violation of state uniformity clause and federal equal protection, and void for vagueness. On April 18, 2011, defendants filed a motion to dismiss.

Consumer Class Actions

Peluso v. Orbitz.com, et al. On October 1, 2010, a putative consumer class action complaint was filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiff alleges that the defendants overbilled customers for hotel occupancy taxes and sales taxes imposed by the City and State of New York and asserts claims for violation of New York's deceptive business practices statute, declaratory and injunctive relief, conversion, breach of fiduciary duty, breach of contract and unjust enrichment. On October 7, 2010, the case was consolidated with similar cases that were previously filed against other online travel companies. On May 31, 2011, the U.S. District Court for the Southern District of New York granted the motion of Blackstone Group, L.P., Orbitz, LLC, Cendant Corpoartion, Travelport L.P. Orbitz Worldwide International, LLC, Orbitz.com, Orbitz Worldwide, LLC, Orbitz Worldwide, Development, LLC, and Orbtiz Worldwide Inc. to dismiss the complaint. The court transferred plaintiff's breach of fiduciary duty claim to the U.S. District Court for the Northern District of Illinois. On July 14, 2011, plaintiff filed her notice of appeal with the U.S. Court of Appeals for the Second Circuit. On July 25, 2011, plaintiff voluntarily dismissed the remaining claim pending in the U.S. District Court for the Northern District of Illinois. On December 7, 2011, the U.S. Court of Appeals for the Second Circuit dismissed plaintiffs' appeal for lack of jurisdiction.

McAllister v. Hotels.com, L.P., et al. On February 24, 2011, citizen-taxpayers Elizabeth McAllister and Greg Bowerman filed a putative class action complaint in the Circuit Court of Saline County, Arkansas against a number of current and former online travel companies, including Orbitz, LLC, Trip Network, Inc and Internetwork Publishing Corp. seeking to enjoin defendants to make reimbursement of monies owed to the State of Arkansas for hotel taxes collected by defendants and not reported by defendants, plus interest. On February 6, 2012, the court denied defendants' motion to dismiss.

Litigation Related to Intellectual Property

DDR Holdings, LLC v. Hotels.com, L.P., et al. On January 31, 2006, DDR Holdings, LLC (“DDR”) filed an action in the United States District Court for the Eastern District of Texas (Marshall Division) against a number of Internet companies, including Cendant Corporation, for alleged infringement of U.S. Patents Nos. 6,629,135 and 6,993,572 to which DDR claims full right and title. The plaintiff asserts only patent infringement claims. The plaintiff seeks unspecified damages, injunctive relief, a declaratory judgment and attorneys' fees. On April 12, 2006, the plaintiff amended its complaint to add Internetwork Publishing Corporation as a defendant. On April 12, 2006, the plaintiff voluntarily dismissed Cendant Corporation and named Cendant Travel Distribution Services Group, Inc. as a defendant. On July 14, 2006, certain defendants filed a motion for summary judgment alleging that both patents are invalid (Cendant Travel Distribution Services Group, Inc. and Internetwork Publishing Corporation joined on July 19, 2006). On September 22, 2006, the plaintiff filed a second amended complaint adding Neat Group Corporation as a defendant and not including Cendant Travel Distribution Services Group, Inc. as a defendant. On September 26, 2006, DDR filed a request of reexamination in the United States Patent and Trademark Office, of the patents-in-suit. DDR moved to stay the lawsuit pending the outcome of any reexamination. On December 19, 2006, the court administratively closed the case pending reexamination. The court ruled that actions by defendants during the reexamination may not be used to argue willful infringement, but the court reserved judgment on whether damages are tolled. On February 2, 2007, the Patent and Trademark Office granted DDR's requests for reexamination of the two patents-in-suit. On July 20, 2010, the United States Patent and Trademark Office issued Reissue certificates with respect to the two patents at issue in the case. On October 6, 2010, the United States District Court for the Eastern District of Texas (Marshall Division) granted the plaintiff's motion to reopen the case.

Global Sessions L.P. v. Travelocity.com L.P. et al. In December 2010, Global Sessions L.P. filed a suit for patent infringement in the United States District Court for the Eastern District of Texas against 19 defendants, including Orbitz Worldwide, LLC, Orbitz Worldwide, Inc., Orbitz Inc., Orbitz, LLC, and Trip Network, Inc. The lawsuit alleges that the defendants infringed U.S. Patent Nos. 6,480,894; 6,076,108; 6,085,220; and 6,360,249.

H-W Technology L.C. v. Apple et al. On March 30, 2011, H-W Technology filed a suit for patent infringement in the United States District Court for the Eastern District of Texas against 32 defendants, including Orbitz Worldwide, Inc. The suit alleges that Orbitz's Smartphone application infringes United States patent No. 7,525,955. On February 3, 2012, Orbitz reached an agreement in principle to settle the case.

Alloqate, LLC v. Dealbase Corp. et al. On May 9, 2011, Alloqate, LLC filed a suit for patent infringement in the United States District Court for the District of Delaware against ten defendants including Orbitz, LLC. The suit alleged that the “DealDetector” feature on the Orbitz.com website infringes U.S. Patent No. 6,615, 184. On December 30, 2011, Orbitz and Alloqate, LLC entered into an agreement in principle to settle the case. A dismissal was granted by the court on January 5, 2012.

Pinpoint Inc. v. Groupon et al. On August 16, 2011,  Pinpoint Inc. filed a patent infringement suit against a group of defendants, including Orbitz, LLC, in the United States District Court for the Northern District of Illinois. The plaintiff alleges that Orbitz, LLC and the other defendants are infringing U.S. Patent Nos. 5,754,938 and 7,853,600. The case was dismissed without prejudice on December 12, 2012 and refiled as a separate case against Orbitz, LLC on that same date.

TQP Development, LLC v. Caterpillar Inc. et al. On September 9, 2011, TQP Development, LLC filed a patent infringement suit against Orbitz, LLC and several other defendants in the United States District Court for the Eastern District of Texas. The plaintiff alleges that Orbitz, LLC and the other defendants are infringing U.S. Patent No. 5,412,730.

LVL Patent Group LLC v. Amazon.com, Inc. et al. On September 15, 2011, LVL Patent Group LLC filed a patent infringement suit in the United States District Court for the District of Delaware against a group of defendants, including Orbitz Worldwide, Inc. The plaintiff alleges that Orbitz Worldwide, Inc. and the other defendants are infringing U.S. Patent No. 8,019,060.

Other Litigation

Trilegiant Corp. v. Orbitz, LLC and Trip Network Inc. On July 7, 2011, Trilegiant Corp filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against Orbitz, LLC, and Trip Network, Inc. The plaintiff alleges that the defendants are obligated to make a series of termination payments arising out of a promotion agreement that defendants terminated at the end of 2007.

American Airlines, Inc. v. Travelport Limited et al. On April 12, 2011, American Airlines, Inc. filed suit against Travelport Limited, Travelport, LP, and Orbitz Worldwide, LLC in the United States District Court for the Northern District of Texas. American Airlines alleged that Orbitz, through its Travelport GDS Service Agreement, violated the Sherman Antitrust Act. On June 9, 2011, American Airlines filed a First Amended Complaint, adding Sabre Inc. and affiliated entities to its lawsuit. On November 22, 2011, the court granted Orbitz's motion to dismiss and dismissed all claims against Orbitz. On December 6, 2011, American Airlines filed under seal a Second Amended Complaint against Travelport, Sabre, and Orbitz. Against Orbitz, the Second Amended Complaint realleges one claim that was previously dismissed, and adds one new claim alleging that Orbitz violated the Sherman Act through communications with other travel agents relating to American's termination of Orbitz's ticketing authority in December 2010. On February 28, 2012, the Court clarified that the original claim that American Airlines realleged against Orbitz in its Second Amended Complaint was dismissed with prejudice. As a result, there is only one claim remaining against Orbitz. Orbitz has moved to dismiss that claim, and is awaiting a ruling from the court.

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

Item 4.	Mine Safety Disclosure

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “OWW.” The following table sets forth the high and low sales prices for our common stock for each of the periods presented:

	2011		2010
	High	Low	High	Low
Fourth Quarter	$4.49	$1.57	$7.01	$4.87
Third Quarter	$3.70	$2.04	$6.66	$3.56
Second Quarter	$3.69	$2.06	$7.59	$3.77
First Quarter	$5.75	$3.25	$7.86	$5.73

Holders

As of February 21, 2012, there were approximately 47 holders of record of our common stock. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. Accordingly, our actual number of stockholders is higher than the number of registered stockholders of record.

Dividends

We did not declare or pay any cash dividends on our common stock during the years ended December 31, 2011 and 2010 and we do not intend to in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, may require the consent of Travelport and will depend on several factors, including our financial condition, results of operations, capital requirements, restrictions contained in existing and future financing instruments and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2011 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	3,274,156	$5.15	7,550,125
Equity compensation plans not approved by security holders	—	—	—
Total	3,274,156	$5.15	7,550,125

Performance Graph

The following graph shows the total shareholder return through December 31, 2011 of an investment of $100 in cash on July 20, 2007 (which is the first date that our common stock began trading on the NYSE) for our common stock and an investment of $100 in cash on July 20, 2007 for (i) the S&P MidCap 400 Index and (ii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month.

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN
Among Orbitz Worldwide, Inc., the S&P Midcap 400 Index
and the RDG Internet Composite Index

Item 6.     Selected Financial Data

The selected financial data presented in the table below is derived from our audited consolidated financial statements. This data is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except share and per share data)
Statements of Operations Data:
Net revenue	$767	$757	$738	$870	$859
Cost and expenses
Cost of revenue (a)	139	138	128	152	154
Selling, general and administrative	271	244	257	272	301
Marketing (a)	242	233	225	321	305
Depreciation and amortization	60	73	69	66	57
Impairment of goodwill and intangible assets	50	70	332	297	—
Impairment of property and equipment and other assets	—	11	—	—	—
Total operating expenses	762	769	1,011	1,108	817
Operating income/(loss)	5	(12)	(273)	(238)	42
Other income/(expense):
Net interest expense	(41)	(44)	(57)	(63)	(83)
Other income	1	—	2	—	—
Total other expense	(40)	(44)	(55)	(63)	(83)
Loss before income taxes	(35)	(56)	(328)	(301)	(41)
Provision/(benefit) for income taxes	2	2	9	(2)	43
Net loss	(37)	(58)	(337)	(299)	(84)
Less: Net income attributable to noncontrolling interest	—	—	—	—	(1)
Net loss attributable to Orbitz Worldwide, Inc.	$(37)	$(58)	$(337)	$(299)	$(85)

Net loss per share (b),(c)	$(0.36)	$(0.58)	$(4.01)	$(3.58)	$(0.51)
Weighted-average shares outstanding	104,118,983	101,269,274	84,073,593	83,342,333	81,600,478
Cash dividends declared per common share	$—	$—	$—	$—	$—

	December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$136	$97	$89	$31	$25
Working capital (deficit) (d)	(233)	(234)	(250)	(258)	(301)
Total assets	1,146	1,217	1,294	1,590	1,925
Total long-term debt	440	472	598	608	594
Total shareholders’ equity	161	190	130	438	738

(a)
During the first quarter of 2011, we changed the classification of expenses for commissions paid to private label partners (“affiliate commissions”) from cost of revenue to marketing expense in our consolidated statements of operations. Affiliate commissions were reclassified from cost of revenue to marketing expense for the years ended December 31, 2010, 2009, 2008 and 2007 in the amount of $16 million, $10 million, $11 million and $3 million, respectively.

(b)	Net loss per share may not recalculate due to rounding.

(c)	Net loss per share for the year ended December 31, 2007 is for the period of July 20, 2007 to December 31, 2007, which is when our common stock was available for trading on the NYSE.

(d)	Defined as current assets less current liabilities.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

General

We are a leading global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to search for and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, The Away Network and Orbitz for Business in the United States; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours. Our mission is to unlock the joy of travel by becoming the travel expert for the world, where our customers easily find and book personalized travel options. See Item 1, “Business — Company Strategy” for a discussion of our strategic initiatives.
Industry Trends
The online travel industry is highly competitive, and our position in the industry is affected by the industry-wide trends discussed below, as well as a number of factors specific to our global operations and supplier relationships. In addition, the presence of high unemployment rates and related pressure on consumer spending, recent natural disasters and related travel disruptions, as well as perceived uncertainty about the state of the global economy, continues to cause uncertainty and volatility in the travel market.
Over the past few years, fundamentals in the global hotel industry have strengthened, with year-over-year increases in both hotel occupancy rates and average daily rates for hotel rooms, and we expect these trends to continue.
Demand in the air travel industry has also strengthened over the past year, driven largely by increased corporate travel, resulting in higher airfares. High ticket prices have put pressure on leisure travel demand, which represents the majority of air bookings through OTCs. In the near term, higher fuel costs and further consolidation in the airline industry could continue to put upward pressure on airfares. In the second half of 2011, domestic air capacity was up slightly, and we expect nominal to flat capacity growth in 2012. International air capacity contracted in the second half of 2011, and we do not expect it to increase in the near term.
Airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution, such as limiting forward distribution of their fares through meta-search websites, which could significantly reduce the net revenue OTCs earn from air travel and other ancillary travel products. In addition, as certain supply agreements renew and as airlines and GDSs renegotiate their agreements over the next several quarters, the net revenue we and other OTCs earn in the form of incentive payments from GDSs or in the form of commissions from airlines may be negatively impacted. See Item 1, “Business - Global Distribution Systems and Supplier Relationships” for more information on relationships with our suppliers.
We believe the domestic online travel market has matured. However, internationally, the online travel industry continues to benefit from increasing internet usage rates and growing acceptance of online booking. As a result, international growth rates for the online travel industry have outpaced, and we expect will continue to outpace, domestic growth rates for online travel.
Intense competition in the travel industry has historically led OTCs and travel suppliers to aggressively spend on online marketing. Competition for search engine key words continues to be intense as economic conditions improve and certain OTCs and travel suppliers increase their marketing spending. In addition, as meta-search engines enter the online travel market, competition will intensify and could increase costs to acquire traffic. In addition, if large search engines gain popularity with their meta-search models, costs to acquire traffic could increase. For example, Google recently launched Google Flights, which directs consumers to the websites of suppliers for potential booking of travel and not to OTCs' sites.

RESULTS OF OPERATIONS

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2011	2010	$	%	2010	2009	$	%
	(in thousands)				(in thousands)
Net revenue	$766,819	$757,487	$9,332	1%	$757,487	$737,648	$19,839	3%
Cost and expenses:
Cost of revenue (a)	139,390	138,279	1,111	1%	138,279	127,695	10,584	8%
Selling, general and administrative	270,617	244,114	26,503	11%	244,114	256,659	(12,545)	(5)%
Marketing (a)	241,670	232,757	8,913	4%	232,757	225,126	7,631	3%
Depreciation and amortization	60,540	72,891	(12,351)	(17)%	72,891	69,156	3,735	5%
Impairment of goodwill and intangible assets	49,891	70,151	(20,260)	(29)%	70,151	331,527	(261,376)	(79)%
Impairment of property and equipment and other assets	—	11,099	(11,099)	(100)%	11,099	—	11,099	**
Total operating expenses	762,108	769,291	(7,183)	(1)%	769,291	1,010,163	(240,872)	(24)%
Operating income (loss)	4,711	(11,804)	16,515	**	(11,804)	(272,515)	260,711	(96)%
Other income (expense):
Net interest expense	(40,488)	(44,070)	3,582	(8)%	(44,070)	(57,322)	13,252	(23)%
Other income	551	18	533	2,961%	18	2,115	(2,097)	(99)%
Total other expense	(39,937)	(44,052)	4,115	(9)%	(44,052)	(55,207)	11,155	(20)%
Loss before income taxes	(35,226)	(55,856)	20,630	(37)%	(55,856)	(327,722)	271,866	(83)%
Provision for income taxes	2,051	2,381	(330)	(14)%	2,381	9,233	(6,852)	(74)%
Net loss	$(37,277)	$(58,237)	$20,960	(36)%	$(58,237)	$(336,955)	$278,718	(83)%

** Not meaningful.

(a)
During 2011, we changed the classification of affiliate commissions from cost of revenue to marketing expense in our consolidated statements of operations, which we believe more closely aligns with general industry practice and better reflects the nature of these costs. We reclassified affiliate commissions of $15.2 million and $10.7 million from cost of revenue to marketing expense for the years ended December 31, 2010 and 2009, respectively, to conform to the current presentation. The reclassification had no net impact on our consolidated results of operations, financial position or cash flows.

Overall Financial Results

During the year ended December 31, 2011, we reported a net loss of $37.3 million, compared with a net loss of $58.2 million in 2010. The $21.0 million decrease in net loss from the prior year was primarily driven by lower goodwill and intangible assets impairment charges, an increase in revenue during the year and lower depreciation expense, partially offset by an increase in selling, general and administrative and marketing expenses. Revenue increased 1% from the prior year period principally due to growth at ebookers, partially offset by lower revenue for our domestic brands. With respect to expenses, we incurred a higher level of legal costs, due in part to lower insurance reimbursements in the current year, and continued to make major technology and product investments throughout our business. We also increased our marketing spending at ebookers and in our private label distribution channel to further drive revenue growth.
The decrease in air volume was primarily attributable to certain airlines’ actions earlier this year to limit the forward distribution of their fares on meta-search websites, through which we derive a larger concentration of our total bookings than some of our competitors, and a fare structure change implemented by a major airline. Higher domestic air fares, which negatively impacted leisure travel demand, also contributed to the year-over-year declines in our domestic air net revenue and transaction volume year-over-year. In the first quarter of 2012, we are seeing air volume return to growth as we anniversary the changes in policy regarding airlines' forward distribution to meta-search websites and the fare structure change that occurred in the first quarter of 2011.
In addition, our domestic hotel room nights declined in 2011 against the prior year compared with an increase in the industry generally. However, we are encouraged by improvement in our domestic leisure brands' room night performance during the second half of 2011 as compared with the performance in the first half of the year, which we attribute to success with our online marketing, merchandising, and site optimization efforts. In the fourth quarter of 2011 in particular, we experienced growth rates moving from negative to positive, and we continued to see acceleration of growth into the first quarter of 2012. We expect growth from this channel to continue to accelerate, particularly in the second half of 2012, following the launch of new private label partnerships, including American Express Consumer Travel Network.
Internationally, ebookers experienced transaction and room night growth during 2011, primarily due to the benefits of the global platform, including user-interface improvements and mobile capabilities, as well as the impact of marketing initiatives. HotelClub, however, continued to face competitive challenges. To help address these challenges, in the latter half of 2011 we reorganized the leadership in our international businesses, comprised of ebookers and HotelClub, to leverage the in-house experience responsible for leading the growth of the ebookers brand over the past few years. In addition, in the fourth quarter of 2011, we completed the migration of HotelClub to the global technology platform. While the Orbitz and CheapTickets migrations went smoothly, the HotelClub migration had a more significant impact on the business than we had expected, due in part to the additional complexity associated with loyalty program management, double-byte languages and the multi-currency/multi-language capabilities offered on the HotelClub website. We are working to address these issues, and we expect that the benefits of the global platform will help improve HotelClub's competitive position and operations over time.
In February 2012, we completed our global technology platform migration, a multi-year initiative to bring all of our consumer brands onto a common technology platform, with the successful migration of the remaining air, car and dynamic packages paths of Orbitz.com. With the investment in this migration project behind us, we are turning our focus to innovation and growth. The completion of this migration effort creates opportunities for us to enhance efficiency, site performance and the consumer experience in 2012 and beyond.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the years ended December 31, 2011, 2010 and 2009. Gross bookings, transactions and hotel room nights not only impact our net revenue trends, but these metrics also provide insight into changes in overall travel demand, both industry-wide and on our websites. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2011	2010	$	%	2010	2009	$	%
	(in thousands)				(in thousands)
Gross bookings:
Domestic:
Air (a)	$6,812,804	$7,297,431	$(484,627)	(7)%	$7,297,431	$6,359,267	$938,164	15%
Non-air (b)	2,285,081	2,266,324	18,757	1%	2,266,324	2,143,912	122,412	6%
Total domestic gross bookings	9,097,885	9,563,755	(465,870)	(5)%	9,563,755	8,503,179	1,060,576	12%
International:
Air	1,384,180	1,139,632	244,548	21%	1,139,632	895,685	243,947	27%
Non-air	858,453	666,790	191,663	29%	666,790	543,580	123,210	23%
Total international gross bookings (c)	2,242,633	1,806,422	436,211	24%	1,806,422	1,439,265	367,157	26%
Total gross bookings	$11,340,518	$11,370,177	$(29,659)	—%	$11,370,177	$9,942,444	$1,427,733	14%

Net revenue:
Air	$265,167	$274,568	$(9,401)	(3)%	$274,568	$269,643	$4,925	2%
Hotel	209,589	203,821	5,768	3%	203,821	183,658	20,163	11%
Vacation package	120,688	115,161	5,527	5%	115,161	117,026	(1,865)	(2)%
Advertising and media	54,599	49,353	5,246	11%	49,353	59,534	(10,181)	(17)%
Other	116,776	114,584	2,192	2%	114,584	107,787	6,797	6%
Total net revenue (d)	$766,819	$757,487	$9,332	1%	$757,487	$737,648	$19,839	3%

Net revenue:
Domestic	$547,120	$579,585	$(32,465)	(6)%	$579,585	$584,951	$(5,366)	(1)%
International	219,699	177,902	41,797	23%	177,902	152,697	25,205	17%
Total net revenue (d)	$766,819	$757,487	$9,332	1%	$757,487	$737,648	$19,839	3%

Transaction and hotel room night growth (decline):
Transaction growth	(8)%				7%
Hotel room night growth	(1)%				8%

(a)
For the year ended December 31, 2011, the decrease in domestic air gross bookings from the year ended December 31, 2010 was driven primarily by lower transaction volume, partially offset by higher air fares. For the year ended December 31, 2010 compared with the year ended December 31, 2009, domestic air gross bookings increased primarily due to higher air fares and higher transaction volume.

(b)
For the year ended December 31, 2011 compared with the year ended December 31, 2010, the decrease in domestic non-air gross bookings was due primarily to lower vacation package volume, partially offset by higher average daily rates for hotel rooms (“ADRs”). For the year ended December 31, 2010 compared with the year ended December 31, 2009, the increase in domestic non-air gross bookings was due primarily to higher hotel transaction volume and ADRs and, to a lesser extent, higher car rental volume; the increase in domestic non-air gross bookings was partially offset by a decline in vacation package volume and lower ADRs for car rentals.

(c)
The increases in international air gross bookings were due primarily to higher transaction volume, partially offset by a lower average price per airline ticket. Higher gross bookings for both vacation packages and hotels for ebookers, which were due primarily to higher transaction volume, drove the increase in non-air gross bookings, which were partially offset by lower hotel gross bookings for HotelClub.

(d)
For the years ended December 31, 2011, 2010 and 2009, $122.8 million, $127.2 million and $117.2 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Net revenue increased $9.3 million, or 1%, for the year ended December 31, 2011 compared with the year ended December 31, 2010, and $19.8 million, or 3%, for the year ended December 31, 2010 compared with the year ended December 31, 2009.

Air.  Net revenue from air bookings decreased $9.4 million, or 3%, for the year ended December 31, 2011 compared with the same period in 2010. Excluding the impact of foreign currency fluctuations, net revenue from air bookings decreased $14.7 million. Domestically, air net revenue decreased $20.3 million for the year ended December 31, 2011 compared with the same period in 2010, driven by a $27.2 million decrease due to lower transaction volume. In addition, the termination of the Charter Associate Agreement between American Airlines and us effective December 2010 resulted in the recognition of $5.6 million in revenue in the fourth quarter of 2010 (see Note 8 - Unfavorable Contracts of the Notes to Consolidated Financial Statements). These decreases were partially offset by a $12.5 million increase due to higher average net revenue per airline ticket. The lower domestic transaction volume was primarily driven by a decline in transactions for our domestic leisure brands due to actions taken by certain airlines to limit the forward distribution of their fares on meta-search sites, such as Kayak, higher air fares and a fare structure change implemented by a major airline and, to a lesser extent, due to the lack of American Airlines content on our Orbitz.com and Orbitz for Business websites through June 1, 2011. We were able to replace much of the American Airlines ticket volume through substitution for other airlines offered on our websites. The higher average net revenue per airline ticket was due to a shift in supplier mix towards airlines from which we earn higher commissions, including those with variable commission structures, and also reflects an increase in the incentive revenue earned per segment processed through Travelport GDSs through June 1, 2011 (see “Letter Agreement” section of Note 16 - Related Party Transactions of the Notes to Consolidated Financial Statements). Internationally, air net revenue increased $10.9 million for the year ended December 31, 2011 compared with the same period in 2010, an increase of $5.6 million excluding the impact of foreign currency fluctuations. This increase was primarily due to higher transaction volume, which was driven in part by marketing efforts at ebookers.

For the year ended December 31, 2010 compared with the year ended December 31, 2009, net revenue from air bookings increased $4.9 million, or 2%. In 2010, foreign currency fluctuations had a nominal impact on the increase in air net revenue. Domestically, air net revenue decreased $9.2 million for the year ended December 31, 2010 compared with the same period in 2009, driven by a $17.3 million decrease due to lower average net revenue per airline ticket, which was partially offset by an $8.1 million increase in domestic air net revenue due to higher transaction volume. The lower average net revenue per airline ticket was primarily driven by the elimination of most air booking fees on our domestic leisure websites in April 2009. Higher net revenue per airline ticket from merchant air transactions and higher commissions from those airlines with variable commission structures, both of which were the result of higher average air fares, and the reduction to the unfavorable contract liability as a result of the termination of the Charter Associate Agreement between American Airlines and us effective December 2010 (see discussion above) partially offset the lower net revenue per airline ticket. Internationally, air net revenue increased $14.1 million for the year ended December 31, 2010 compared with the same period in 2009 (excluding the impact of foreign currency fluctuations) primarily due to higher transaction volume, partially offset by lower average net revenue per airline ticket. The lower average net revenue per airline ticket was primarily driven by lower air override revenue, which represents incentive-based commissions received from certain suppliers when volume thresholds are met, and a shift in air bookings towards markets where average booking values are lower and where we earn lower margins, partially offset by higher credit card fee revenue.

Hotel.  Net revenue from hotel bookings increased $5.8 million, or 3%, for the year ended December 31, 2011, compared with same period in 2010. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings decreased $1.4 million. Domestic hotel net revenue increased $1.7 million primarily due to higher ADRs, partially offset by lower transaction volume. International hotel net revenue decreased by $3.1 million (excluding the impact of foreign currency fluctuations) due primarily to lower transaction volume for HotelClub and lower breakage at ebookers. These decreases were partially offset by higher transaction volume for ebookers, which was driven by the benefits of the global platform, including user-interface improvements and mobile capabilities, as well as a return on its strategic marketing investments, and by an increase in ADRs.

Net revenue from hotel bookings increased $20.2 million, or 11%, for the year ended December 31, 2010 compared with the same period in 2009. Foreign currency fluctuations drove $6.8 million of this increase. Domestic hotel net revenue increased $15.3 million, $14.0 million of which was due to higher transaction volume and $1.3 million of which was due to higher average net revenue per transaction. The higher average net revenue per hotel transaction was driven by higher hotel ADRs, fewer promotional coupons issued by us, more timely receipt of customer refund reimbursements from hotels and higher payment vendor rebates, partially offset by a significant reduction in hotel booking fees charged on our domestic leisure websites and a lower average length of stay. International hotel net revenue declined $1.9 million (excluding the impact of foreign currency fluctuations) primarily due to a decline in hotel net revenue for HotelClub driven by lower average net revenue per transaction and lower transaction volume. The lower average net revenue per transaction was primarily driven by a shift in the geographic mix of HotelClub's bookings away from European destinations and towards markets where average booking values are lower and where we earn lower margins. A change in our estimate of the redemption rate for points earned under the loyalty program at HotelClub also contributed to the lower net revenue per transaction. The decline at HotelClub was partially offset by an increase in hotel net revenue at ebookers resulting primarily from higher transaction volume.

Vacation package.  Net revenue from vacation package bookings increased $5.5 million, or 5%, for the year ended December 31, 2011 compared with the same period in 2010. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings increased $3.6 million. Domestic vacation package net revenue decreased by $11.5 million primarily driven by lower transaction volume resulting in part from higher average air fares and higher ADRs. International vacation package net revenue increased $15.1 million (excluding the impact of foreign currency fluctuations) due to higher transaction volume for ebookers driven by new product offerings and marketing efforts, particularly related to beach destinations.

Net revenue from vacation package bookings decreased $1.9 million, or 2%, for the year ended December 31, 2010 compared with the same period in 2009. Excluding the impact of foreign currency fluctuations, vacation package net revenue decreased by $0.2 million. The decrease in net revenue from vacation package bookings, excluding the impact of foreign currency fluctuations, was $1.7 million. Lower transaction volume due in part to higher average package prices drove an $8.1 million decrease in domestic vacation package net revenue. This decline was partially offset by a $1.2 million increase in domestic vacation package net revenue due to higher average net revenue per transaction, as a result of higher average air fares, higher ADRs and fewer promotional coupons issued by us, partially offset by lower hotel breakage revenue. International net revenue from vacation packages (excluding the impact of foreign currency fluctuations) increased $5.2 million primarily due to higher transaction volume.

Advertising and media.  Advertising and media net revenue increased $5.2 million, or 11%, for the year ended December 31, 2011 compared with the same period in 2010. The increase was primarily driven by higher display advertising, partially offset by a decline in net revenue from membership discount programs that we discontinued on our domestic leisure websites effective March 31, 2010.

Advertising and media net revenue decreased $10.2 million, or 17%, for the year ended December 31, 2010 compared with the same period in 2009. This decrease was primarily due to a $13.1 million decline in net revenue from membership discount programs that we discontinued on our domestic leisure websites effective March 31, 2010. This decrease was offset in part by additional advertising and media revenue driven by our ongoing efforts to monetize our websites globally.

Other.  Other net revenue is comprised primarily of net revenue from car bookings, cruise bookings, destination services, travel insurance and hosting services. Other net revenue increased $2.2 million, or 2%, for the year ended December 31, 2011 compared with the same period in 2010 due to the impact of foreign currency fluctuations. Higher car net revenue and travel insurance revenue was largely offset by lower hosting revenue. Car net revenue increased mainly due to higher breakage revenue at ebookers, and travel insurance revenue increased primarily due to higher air fares and attachment rates and the shift to a new travel insurance provider at ebookers, which resulted in higher economics and an improved product offering. The increase in travel insurance revenue was partially offset by a change in estimate related to the timing of our recognition of this revenue in the first quarter of 2010, which resulted in 13 months of revenue recognized in 2010 compared with 12 months in 2011. Prior to 2010, we had recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. In the first quarter of 2010, however, our travel insurance supplier implemented more timely reporting and, as a result, we were able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. In addition, hosting revenue declined $3.1 million to $2.1 million primarily due to the full year impact of the termination of one of our airline hosting agreements in 2010 and the termination of our remaining airline hosting agreement effective July 30, 2011. We do not currently expect to generate net revenue from hosting services going forward.

In April 2011, the Department of Transportation issued a new regulation, which was effective beginning in January 2012, that no longer allows for the travel insurance option to be pre-selected which will likely reduce the attachment rate. Although we expect to recapture a portion of this revenue, the net revenue we earn from travel insurance sold on our domestic websites could be reduced by approximately $8 million in 2012 as compared with amounts earned in 2011.

Other net revenue increased $6.8 million, or 6%, for the year ended December 31, 2010 compared with the same period in 2009. The increase in other net revenue was primarily driven by higher global travel insurance revenue and higher car net revenue for our domestic leisure brands. Travel insurance revenue increased primarily due to a change in estimate related to the timing of our recognition of this revenue (see discussion above). Travel insurance revenue further increased due to a higher attachment rate, higher average air fares and higher air transaction volume. Car net revenue for our domestic leisure brands increased primarily due to higher transaction volume, partially offset by lower average daily rates for car rentals. These increases were partially offset by a $6.3 million decline in hosting revenue due primarily to the termination of one of our airline hosting agreements in 2010.

Costs and Expenses

Cost of Revenue

Our cost of revenue is comprised of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2011	2010	$	%	2010	2009	$	%
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$53,812	$56,102	$(2,290)	(4)%	$56,102	$53,179	$2,923	5%
Credit card processing fees	46,519	44,163	2,356	5%	44,163	39,562	4,601	12%
Other	39,059	38,014	1,045	3%	38,014	34,954	3,060	9%
Total cost of revenue (a)	$139,390	$138,279	$1,111	1%	$138,279	$127,695	$10,584	8%

(a)
During 2011, we changed the classification of expenses for affiliate commissions from cost of revenue to marketing expense. We reclassified affiliate commissions of $15.2 million and $10.7 million from cost of revenue to marketing expense for the years ended December 31, 2010 and 2009, respectively.

Cost of revenue increased $1.1 million (a $2.0 million decrease excluding the impact of foreign currency fluctuations) for the year ended December 31, 2011 compared with the same period in 2010. The increase was primarily driven by a $2.9 million increase in customer refunds and charge-backs and a $2.4 million increase in credit card processing fees. These increases were partially offset by a $2.3 million decrease in customer service costs, a $1.1 million decrease in ticketing costs, a $0.9 million decrease in hosting costs and a $0.7 million decrease in connectivity and processing costs.

Customer refunds, charge-backs and credit card processing fees increased from the prior year due primarily to increased volume for ebookers. In 2011, customer service costs decreased primarily due to higher customer service staffing levels required as a result of the travel disruptions caused by the volcano eruption in Iceland in April 2010. Ticketing and connectivity and processing costs decreased primarily due to lower domestic transaction volume, and the decrease in hosting costs resulted from the termination of our airline hosting agreements in 2010 and 2011.

Cost of revenue increased $10.6 million ($9.6 million excluding the impact of foreign currency fluctuations) for the year ended December 31, 2010 compared with the same period in 2009, primarily driven by a $2.9 million increase in customer service costs, a $4.6 million increase in credit card processing costs and a $5.7 million increase in customer refunds, partially offset by a $1.7 million decrease in costs related to our airline hosting business and a $0.3 million decrease in connectivity and processing costs.

Customer service costs increased in 2010 primarily due to higher customer service staffing levels required to support the higher volume of air transactions and as a result of the travel disruptions caused by the volcano eruption in Iceland in April 2010. The increase in credit card processing costs and customer refunds and charge-backs was primarily due to growth in our merchant hotel and merchant air gross bookings in 2010. Customer refunds also increased as a result of the volcano eruption. Connectivity and processing costs decreased primarily due to more favorable pricing terms with one of our GDS providers at ebookers, partially offset by an increase in search fees and retail hotel commission processing fees for our domestic leisure brands due to higher transaction volume.

Selling, General and Administrative

Our selling, general and administrative expense is comprised of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include legal, foreign currency transaction and hedging and other administrative costs.

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2011	2010	$	%	2010	2009	$	%
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$152,887	$146,754	$6,133	4%	$146,754	$160,014	$(13,260)	(8)%
Contract labor (a)	27,002	20,245	6,757	33%	20,245	20,736	(491)	(2)%
Network communications, systems maintenance and equipment	25,760	25,051	709	3%	25,051	26,657	(1,606)	(6)%
Other	64,968	52,064	12,904	25%	52,064	49,252	2,812	6%
Total selling, general, and administrative	$270,617	$244,114	$26,503	11%	$244,114	$256,659	$(12,545)	(5)%

(a)	The amounts presented for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $26.5 million ($17.9 million excluding the impact of foreign currency fluctuations) for the year ended December 31, 2011 compared with the same period in 2010. The increase was primarily driven by a $9.2 million increase in legal costs, net of insurance reimbursements, a $6.8 million increase in contract labor costs, a $6.1 million increase in wages and benefits, a $2.1 million increase in facilities costs, a $0.7 million increase in network communications, systems maintenance and equipment costs and a $0.6 million increase in travel expenses. Legal costs, net of insurance reimbursements, increased primarily due to ongoing litigation, contract disputes and lower insurance reimbursements in 2011.Wages and benefits, contract labor costs and travel expenses increased primarily due to higher staffing levels required to support our strategic initiatives including the global platform migration.

Going forward, there is no assurance that we will receive insurance reimbursements for legal expenses at the same levels we have historically received them, if at all.

Selling, general and administrative expense decreased by $12.5 million ($17.2 million excluding the impact of foreign currency fluctuations) for the year ended December 31, 2010 compared with the same period in 2009. The decrease was primarily driven by a $13.3 million decrease in wages and benefits expense, a $1.6 million decrease in network communications, systems maintenance and equipment costs and a $1.2 million decrease in facilities costs, partially offset by a $2.0 million increase in travel expenses and a $1.6 million increase in foreign currency losses and hedging costs. Wages and benefits decreased due to lower severance and lower employee incentive compensation expense. Network communications, systems maintenance and equipment costs declined due to cost cutting efforts. Facilities costs declined primarily due to the favorable renegotiation of lease terms for certain office space leased by ebookers.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising and affiliate commissions, and offline marketing costs, such as television, radio and print advertising. Our online marketing spending is significantly greater than our offline marketing spending.

Marketing expense increased $8.9 million ($1.8 million excluding the impact of foreign currency fluctuations) for the year ended December 31, 2011 compared with the same period in 2010. These increases were primarily due to higher marketing spending at ebookers and continued growth in our private label channel, partially offset by lower marketing spending for our domestic leisure brands.

Marketing expense increased $7.6 million ($5.0 million excluding the impact of foreign currency fluctuations), for the year ended December 31, 2010 compared with the same period in 2009. The increase was due to a $4.6 million increase in affiliate commissions and higher online marketing spending driven by higher transaction volume for ebookers and a higher cost per transaction for HotelClub. Lower global offline marketing costs and lower online marketing costs for our domestic leisure brands, as a result of our ongoing efforts to improve the efficiency of our SEM and travel research spending, partially offset the increase.

Depreciation and Amortization

Depreciation and amortization decreased $12.4 million ($13.2 million excluding the impact of foreign currency fluctuations) for the year ended December 31, 2011 compared with the same period in 2010. The decrease was primarily due to lower amortization related to the expiration of the useful lives of certain customer relationship intangible assets during the third quarter of 2010, as well as certain other assets that became fully depreciated in 2010 or in the first half of 2011.

Depreciation and amortization increased $3.7 million ($3.2 million excluding the impact of foreign exchange fluctuations), for the year ended December 31, 2010 compared with the same period in 2009. The increase was due in part to additional assets placed in service and the acceleration of depreciation on certain assets whose useful lives were shortened during the year ended December 31, 2010. This increase was partially offset by lower amortization due to the expiration of the useful lives of certain customer relationship intangible assets during the third quarter of 2010.

Impairment

During the year ended December 31, 2011, in connection with our annual impairment test for goodwill and intangible assets and as a result of lower than expected performance and future cash flows for Orbitz and HotelClub, we recorded a non-cash impairment charge of $49.9 million, of which $29.8 million related to the goodwill of HotelClub and $20.1 million related to the trademarks and trade names associated with HotelClub and Orbitz (See Note 4 - Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements).

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

During the year ended December 31, 2010, as a result of our decision in the fourth quarter of 2010 to migrate HotelClub to the global technology platform, we recorded a non-cash charge of $4.5 million to impair capitalized software assets for HotelClub. We also recorded non-cash charges totaling $6.6 million to impair assets related to in-kind marketing and promotional support we expected to receive under certain of our Charter Associate Agreements (see Note 8 - Unfavorable Contracts of the Notes to Consolidated Financial Statements).

Net Interest Expense

Net interest expense decreased $3.6 million, or 8%, for the year ended December 31, 2011 compared with the same period in 2010, primarily due to a lower effective interest rate on the term loan (including related interest rate hedges) and lower average debt during 2011.

Net interest expense decreased by $13.3 million, or 23%, for the year ended December 31, 2010 compared with the same period in 2009. The decrease was primarily due to a lower effective interest rate on the term loan as a result of a floating to fixed interest rate swap maturing on December 31, 2009 and to a lesser extent, lower amounts outstanding on both the term loan and the revolving credit facility. During the years ended December 31, 2011 and 2010, non-cash interest expense totaled $15.0 million and $15.8 million, respectively.

Provision for Income Taxes

We recorded a tax provision of $2.1 million for the year ended December 31, 2011. The tax provision was primarily due to taxes on the income of certain European-based subsidiaries that had not established a valuation allowance. The decrease in tax expense of $0.3 million for 2011 as compared with 2010 was driven by a decrease in taxable income in certain foreign jurisdictions and a decrease in the related average tax rate.

We currently have a valuation allowance for our deferred tax assets of $298.9 million, of which $192.1 million relates to U.S. jurisdictions. As of December 31, 2011, we maintained full valuation allowances in all jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

We recorded a tax provision of $2.4 million and $9.2 million for the years ended December 31, 2010 and 2009, respectively. The provision for income taxes for the year ended December 31, 2010 was primarily due to taxes on the net income of certain European-based subsidiaries that had not established a valuation allowance and, to a lesser extent, U.S., state and local income taxes. The provision for income taxes for the year ended December 31, 2009 was primarily due to a full valuation allowance established against the deferred tax assets of HotelClub.

The tax provisions recorded for the years ended December 31, 2011, 2010 and 2009 were disproportionate to the amount of pre-tax net loss incurred during each respective period primarily because we were not able to realize any tax benefits on the goodwill and trademark and trade names impairment charges. The provision for income taxes only includes the tax effect of the net income or net loss of certain foreign subsidiaries that had not established a valuation allowance and U.S., state and local income taxes. The provision for income taxes for the year ended December 31, 2009 also includes the tax provision related to the valuation allowance established against the deferred tax assets of HotelClub.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 16 - Related Party Transactions of the Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents and availability under our $72.5 million revolving credit facility (the “Revolver”). See Note 6 - Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements. At December 31, 2011 and 2010, our cash and cash equivalents balances were $136.2 million and $97.2 million, and we had $61.7 million and $60.1 million of availability under the Revolver, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $197.9 million and $157.3 million at December 31, 2011 and 2010, respectively.

We require letters of credit to support certain commercial agreements, leases and certain regulatory requirements. The majority of these letters of credit have been issued by Travelport on our behalf. At December 31, 2011 and 2010, there were $74.2 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf. In addition, at December 31, 2011 and 2010, there were the equivalent of $10.8 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings.

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

Seasonal fluctuations in our business also affect the timing of our cash flows. Gross bookings are generally highest in the first half of the year as customers plan and purchase their spring and summer vacations. As a result, our cash receipts are generally highest in the first half of the year. We generally have net cash outflows during the second half of the year since cash payments to suppliers typically exceed the cash inflows from new merchant reservations. While we expect this seasonal cash flow pattern to generally continue, changes in our business model could affect the timing and amounts of our cash flows.

As of December 31, 2011, we had a working capital deficit of $233.0 million compared with a deficit of $234.4 million as of December 31, 2010. Over time, we expect to decrease this deficit through growth in our business, in particular our global hotel business, and through our positive cash flow from operations.

We generated positive cash flow from operations for the years ended December 31, 2009 through December 31, 2011 despite experiencing net losses in these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ending December 31, 2012, we expect our capital expenditures to be between $45.0 million and $49.0 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We currently believe that cash flow generated from operations, cash on hand and borrowing availability under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations over at least the next twelve months. However, in the future, our liquidity could be reduced as a result of the termination of any major suppliers participation on our websites or a change in their distribution strategy, a decline in merchant gross bookings resulting from changes in our merchant business model, changes to payment terms or other requirements imposed by vendors, suppliers or regulatory agencies, such as requiring us to provide letters of credit, cash reserves, or other forms of financial security or increases in such requirements, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy tax proceedings, certain jurisdictions’ requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court, or our inability to recover defense costs. If as a result of these requirements we require additional letters of credit, or if Travelport is no longer required or able to issue letters of credit on our behalf, we would be required to issue these letters of credit under the Revolver or to establish cash reserves/collateral, which would reduce our liquidity and cash available to grow our business.

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

Cash Flows

Our net cash flows from operating, investing and financing activities for the periods indicated in the tables below were as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Beginning cash and cash equivalents	$97,222	$88,656	$31,193
Cash provided by/(used in):
Operating activities	117,846	98,609	105,074
Investing activities	(47,530)	(40,142)	(43,591)
Financing activities	(30,511)	(49,075)	(6,368)
Effect of changes in exchange rates on cash and cash equivalents	(856)	(826)	2,348
Net increase in cash and cash equivalents	38,949	8,566	57,463
Ending cash and cash equivalents	$136,171	$97,222	$88,656

Operating Activities

Cash provided by operating activities consists of our net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred revenue, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $117.8 million for the year ended December 31, 2011 compared with $98.6 million for the year ended December 31, 2010. The increase in operating cash flow was due to changes in our working capital accounts of $39.9 million, partially offset by a $20.7 million decrease in cash inflows from our net loss, adjusted for non-cash items described above. The net change in working capital accounts was primarily driven by changes in our current liability balances and the timing of payments from Travelport. Overall, the $20.7 million decrease in cash flows from our net loss related to higher spending to support our strategic initiatives as well as increased legal expenses during 2011 as compared with 2010.

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

Investing Activities

Cash flow used in investing activities increased to $47.5 million for the year ended December 31, 2011 from $40.1 million for the years ended December 31, 2010. This increase was due to higher capital spending of $4.0 million to support our strategic initiatives, including investments in our global platform and private label distribution infrastructure, and an increase in restricted cash balances. Cash flow used in investing activities decreased to $40.1 million for the year ended December 31, 2010 from $43.6 million for the year ended December 31, 2009 primarily due to lower capital spending.

Financing Activities

Cash flow used in financing activities decreased to $30.5 million for the year ended December 31, 2011 from $49.1 million for the year ended December 31, 2010. In 2010, we received cash proceeds, net of issuance costs, from the purchase of shares of our common stock by Travelport, and we repaid borrowings made under the Revolver and repaid and also extinguished amounts under the term loan. No similar proceeds were received nor were any debt extinguishments or repayments made under the Revolver in 2011 other than the required payment on the term loan in an amount similar to that in 2010. The decrease in cash used in financing activities was also due to lower payments on the tax sharing liability in the current year as compared with the prior year.

Cash flow used in financing activities increased to $49.1 million for the year ended December 31, 2010 from $6.4 million for the year ended December 31, 2009. This change was primarily due to the repayment of borrowings made under the Revolver, an increase in principal payments made on the Term Loan due to our requirement to make a prepayment from excess cash flow in March 2010, an increase in cash used to repurchase portions of the Term Loan and an increase in payments made under the tax sharing agreement with the Founding Airlines. The increase in cash flow used in financing activities was partially offset by cash proceeds received, net of issuance costs, from the stock purchase by Travelport in January 2010.
Financing Arrangements
On July 25, 2007, we entered into a $685.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a seven-year $600.0 million term loan facility (the “Term Loan”) and a six-year $85.0 million revolving credit facility, which was effectively reduced to the $72.5 million Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At December 31, 2011 and 2010, $472.2 million and $492.0 million of borrowings were outstanding on the Term Loan, respectively. At December 31, 2011 and 2010, there were no outstanding borrowings under the Revolver. In addition, at December 31, 2011 and 2010, there were the equivalent of $10.8 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds Sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.
On June 2, 2009, we entered into an amendment (the “Amendment”) to our Credit Agreement, which permitted us to purchase portions of the outstanding Term Loan on a non-pro rata basis using cash up to $10.0 million and future cash proceeds from equity issuances and in exchange for equity interests on or prior to June 2, 2010. The portions of the Term Loan purchased by us was retired pursuant to the terms of the Amendment. During the years ended December 31, 2010 and 2009, we purchased aggregate principal amounts of the Term Loan totaling $63.6 million and $10.0 million, respectively.

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

The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not exceed a maximum total leverage ratio, each as defined in the Credit Agreement. We are required to maintain a minimum fixed charge coverage ratio of 1 to 1 and not exceed a maximum total leverage ratio of 3.0 to 1 for the remainder of the Credit Agreement. As of December 31, 2011, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2010, we made a $19.8 million prepayment on the Term Loan in the first quarter of 2011. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term. Based on our excess cash flow for the year ended December 31, 2011, we are required to make a $32.2 million prepayment from excess cash flow in the first quarter of 2012. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2012 is not reasonably estimable as of December 31, 2011.

When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, entered into in connection with the July 2007 initial public offering (the “IPO”), we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At December 31, 2011 and 2010, there were $74.2 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

Travelport charges us fees for issuing, renewing or extending letters of credit on our behalf. In December 2011, we agreed to make a one-time payment to Travelport, on February 1, 2012, of $3.0 million related to fees associated with a recent amendment to the Travelport credit facility under which Travelport issues letters of credit on behalf of the Company. This payment is subject to a refund obligation through September 30, 2013 if we obtain our own letter of credit facility or if Travelport is otherwise no longer obligated to provide letters of credit on our behalf. We are recognizing the $3.0 million payment to Travelport over the term of its underlying credit facility, or approximately two and a half years. The expenses related to these fees are included in interest expense in our consolidated statements of operations.

Financial Obligations

Commitments and Contingencies

We are party to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business model. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements).

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

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our consolidated statements of operations for reimbursements received of $2.5 million, $6.3 million and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Going forward, there is no assurance that we will receive insurance reimbursements at the same levels we have historically received them, if at all. As of December 31, 2011, we had not recognized a reduction to selling, general and administrative expense in our consolidated statement of operations for the outstanding contingent claims for which we had not received reimbursement.
Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Term Loan (a)	$32,183	$—	$440,030	$—	$—	$—	$472,213
Interest (b)	15,556	14,374	8,300	—	—	—	38,230
Contract exit costs (c)	10,017	1,229	647	278	63	—	12,234
Operating leases	6,129	6,009	5,030	2,875	2,629	17,525	40,197
Travelport GDS contract (d)	39,203	20,000	20,000	—	—	—	79,203
Tax sharing liability (e)	22,399	25,530	20,854	19,091	20,906	30,553	139,333
Telecommunications service agreements	6,565	1,656	1,657	—	—	—	9,878
Total contractual obligations (f)	$132,052	$68,798	$496,518	$22,244	$23,598	$48,078	$791,288

(a)
The amounts shown in the table above represent future payments under the Term Loan (see Note 6 - Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements). However, the timing of the future payments shown in the table above could change as we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year's excess cash flow, as defined in the Credit Agreement. Based on our cash flow for the year ended December 31, 2011, we are required to make a prepayment on the Term Loan of $32.2 million in the first quarter of 2012. The potential amount of prepayments from excess cash flow that will be required beyond the first quarter of 2012 is not reasonably estimable as of December 31, 2011. As a result, the table above excludes prepayments that could be required from excess cash flow beyond the first quarter of 2012.

(b)	Represents estimated interest payments on the variable portion of the Term Loan based on the one-month LIBOR as of December 31, 2011 and fixed interest payments under interest rate swaps.

(c)	Represents costs due to the early termination of an agreement.

(d)
We have an agreement with Travelport to use GDS services provided by both Galileo and Worldspan (the “Travelport GDS Service Agreement”). The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each segment that is processed through the Worldspan and Galileo GDSs (the “Travelport GDSs”). This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 32.8 million segments during the year ended December 31, 2011, 16.0 million segments through Worldspan and 16.8 million segments through Galileo. The required number of segments processed annually for Worldspan is fixed at 16.0 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed by our domestic brands in the preceding year. We are required to process approximately 15.4 million segments through Galileo during the year ending December 31, 2012. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. We are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDS. Historically, we have met the minimum segment requirement for our domestic brands. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan during the remainder of the contract term and shortfall payments required if we do not process any segments through Galileo during the year ending December 31, 2012. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict shortfall payments that may be required beyond 2012. However, we do not expect to make any shortfall payments for our domestic brands in the foreseeable future.
The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2011, December 31, 2010 and December 31, 2009, and as a result, we were required to make shortfall payments of $0.4 million to Travelport related to each of these years, respectively. Because the required number of segments to be processed through the Travelport GDSs is dependent on the actual segments processed by ebookers in certain countries in a given year, we are unable to predict shortfall payments that may be required for the years beyond 2010. As a result, the table above excludes any shortfall payments that may be required related to our ebookers brands for the years beyond 2010. If we meet the minimum number of segments, we are not required to make shortfall payments to Travelport (see Note 16 - Related Party Transactions of the Notes to Consolidated Financial Statements).

(e)	Represents payments in connection with the tax sharing agreement with the Founding Airlines (see Note 7 - Tax Sharing Liability of the Notes to Consolidated Financial Statements).

(f)	Excluded from the above table are $3.4 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

Other Commercial Commitments and Off-Balance Sheet Arrangements

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of a third party, to secure performance of certain of our obligations (see Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements).

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

Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect our reported results. Although we believe these policies to be the most critical, other accounting policies also have a significant effect on our consolidated financial statements and certain of these policies may also require the use of estimates and assumptions (see Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements).

Revenue Recognition

Merchant revenues are from transactions where we are the merchant of record and have the ability to determine the price charged to the customer. We have agreements with suppliers that provide our customers the ability to book their supply through our sites (for example, air tickets or hotel rooms) that we sell. We present merchant revenues on a net basis in accordance with Accounting Standards Codification 605-45, Revenue Recognition - Principal Agent Considerations. Based upon evaluation of our merchant transactions and in accordance with the various indicators identified in the ASC, we concluded that our suppliers assume the majority of the business risks, including the risk of unsold air tickets or hotel rooms. As such, we recognize revenues for merchant transactions at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier.

We accrue for the cost of merchant hotel and merchant car transactions based on amounts we expect to be invoiced by suppliers. Based on our historical experience and contract terms, we reverse a portion of the accrued cost, which increases net revenue, when we determine it is not probable that we will be required to pay the supplier. Actual amounts could be greater or less than the amounts estimated due to changes in hotel billing practices or changes in traveler behavior.

Impairment of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including property and equipment and finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be recoverable. This analysis is performed by comparing the carrying values of the assets to the current and expected future cash flows to be generated from these assets, on an undiscounted basis. If this analysis indicates that the carrying value of an asset is not recoverable, the carrying value is reduced to fair value through an impairment charge in our consolidated statements of operations. The evaluation of long-lived assets for impairment requires assumptions about operating strategies and estimates of future cash flows. An estimate of future cash flows requires us to assess current and projected market conditions as well as operating performance. A variation of the assumptions used could lead to a different conclusion regarding the recoverability of an asset and could have a significant effect on our consolidated financial statements. For example, as a result of our decision in the fourth quarter of 2010 to migrate HotelClub to the global technology platform, we recorded a $4.5 million non-cash charge during the year ended December 31, 2010 to impair capitalized software for HotelClub. This charge was included in the impairment of property and equipment and other assets expense line item in our consolidated statement of operations. The remaining capitalized software balance at HotelClub following this charge was not material.

Goodwill and Indefinite-Lived Intangible Assets

We assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. We perform our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year.

We assess goodwill for possible impairment using a two-step process. The first step identifies if there is potential goodwill impairment. If the step one analysis indicates that impairment may exist, a step two analysis is performed to measure the amount of the goodwill impairment, if any. Application of the goodwill impairment test requires management's judgment, including identifying reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. We estimate the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of the testing date. The market approach is a valuation method in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. Under the market approach, the valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Variations of the income approach are used to estimate certain of the intangible asset fair values.

Our trademarks and trade names are indefinite-lived intangible assets. We test these assets for impairment by comparing their carrying values to their estimated fair values. If the estimated fair values are less than the carrying amounts of the intangible assets, then the carrying values are reduced to fair value through an impairment charge recorded in our consolidated statements of operations. We use a market or income valuation approach, or a combination of both, to estimate fair values of the relevant trademarks and trade names.

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

During the year ended December 31, 2011, we performed our annual impairment test of goodwill and trademarks and trade names as of October 1, 2011. We used the income approach to estimate the fair value of our reporting units which had goodwill balances and used the market approach to corroborate these estimates. We considered the market approach from a reasonableness standpoint by comparing the multiples of guideline companies with the implied multiples from the income approach, but primarily relied upon our observed market capitalization to assess reasonableness of the income approach conclusions. We used an income valuation approach to estimate the fair value of the relevant trademarks and trade names.

We determined that the estimated fair value of our domestic reporting unit exceeded its carrying value by greater than 15%. The carrying value of our HotelClub reporting unit exceeded its fair value and additional procedures were required to determine the fair value of its other assets, including property and equipment and trademarks, and we determined that the carrying value of our Orbitz and HotelClub trademarks exceeded their respective fair values. The estimated fair value of our CheapTickets and ebookers trademarks each exceeded their respective carrying values by 10% and 300%, respectively.

In connection with our annual impairment test and as a result of lower performance and anticipated future cash flows for Orbitz and HotelClub, we recorded a non-cash impairment charge of $49.9 million during the year ended December 31, 2011, of which $29.8 million was to impair the goodwill of HotelClub, which was reduced to $0, and $20.1 million was to impair the trademarks and trade names associated with Orbitz and HotelClub. These charges were included in impairment of goodwill and intangible assets expense in our consolidated statement of operations. In addition, we changed our annual testing date from October 1 to December 31. In connection with our annual impairment test as of December 31, 2011, we determined that the estimated fair value of our domestic reporting unit exceeded its carrying value by greater than 15%. Based on this step one analysis, no further impairment was identified.

For sensitivity purposes, we considered the impact of each of the following scenarios on the estimated fair value of the Orbitz trademark: if estimated future revenues were reduced by 10%; if the terminal growth rate was decreased by 100 basis points; if the assumed royalty rate was decreased by 50 basis points; or if the discount rate was increased by 100 basis points. Based on our analysis, a change in each assumption, assuming all other assumptions and estimates remain constant, would have resulted in an additional impairment charge of up to $11 million for the Orbitz trademark. As a result, if actual results and/or the underlying assumptions differ from our expectations, a future impairment charge may be necessary. Since the goodwill balance for HotelClub was reduced to $0 and the carrying value of the HotelClub and CheapTickets trademark and trade names are not significant, no sensitivity analysis was performed.

Income Taxes

Our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the combined federal and state effective tax rates that are applicable to us in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Increases to the valuation allowance are recorded as increases to the provision for income taxes. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income, as well as the consideration of other factors. We currently have a valuation allowance for our deferred tax assets of $298.9 million, of which $192.1 million relates to U.S. jurisdictions. As of December 31, 2011, we maintained full valuation allowances in all jurisdictions that had previously established a valuation allowance. On a quarterly basis, we assess the level of valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations. Due to expected continued improvement in the U.S. operations, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed.

Tax Sharing Liability

We have a liability included in our consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines (see Note 7 - Tax Sharing Liability of the Notes to the Consolidated Financial Statements for further details). We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in the amount of payments and tax rates, that could materially affect the present value of the tax sharing liability.

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

Internal Use Software

We capitalize the costs of software developed for internal use. Capitalization commences when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Amortization commences when the software is placed into service. The determination of costs to be capitalized and the useful life of the software requires us to make estimates and judgments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Transaction Exposure

We use foreign currency contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound sterling, Euro, Swiss franc and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by us do not qualify for hedge accounting treatment and, as a result, any fluctuations in the value of these foreign currency contracts are recognized in selling, general and administrative expense in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. At December 31, 2011 and 2010, we had foreign currency contracts with net notional values equivalent to $256.1 million and $174.1 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated balance sheets at December 31, 2011 and 2010 was a net translation gain of $2.4 million and $3.6 million, respectively. This gain is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

The Term Loan and the Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $300.0 million at December 31, 2011 to hedge fluctuations in LIBOR (see Note 12 - Derivative Financial Instruments of the Notes to Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used December 31, 2011 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $6.2 million at December 31, 2011 compared with $7.5 million at December 31, 2010. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% adverse change in market rates of interest on interest expense would be $0.1 million at December 31, 2011 and December 31, 2010, which represents the effect on annual interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orbitz Worldwide, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Orbitz Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orbitz Worldwide, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 5, 2012

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2011	2010	2009
Net revenue	$766,819	$757,487	$737,648
Cost and expenses:
Cost of revenue	139,390	138,279	127,695
Selling, general and administrative	270,617	244,114	256,659
Marketing	241,670	232,757	225,126
Depreciation and amortization	60,540	72,891	69,156
Impairment of goodwill and intangible assets	49,891	70,151	331,527
Impairment of property and equipment and other assets (see Notes 3 and 8)	—	11,099	—
Total operating expenses	762,108	769,291	1,010,163
Operating income/(loss)	4,711	(11,804)	(272,515)
Other income/(expense):
Net interest expense	(40,488)	(44,070)	(57,322)
Other income	551	18	2,115
Total other expense	(39,937)	(44,052)	(55,207)
Loss before income taxes	(35,226)	(55,856)	(327,722)
Provision for income taxes	2,051	2,381	9,233
Net loss	$(37,277)	$(58,237)	$(336,955)

Net loss per share - basic and diluted:
Net loss per share	$(0.36)	$(0.58)	$(4.01)
Weighted-average shares outstanding	104,118,983	101,269,274	84,073,593

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net loss	$(37,277)	$(58,237)	$(336,955)
Other comprehensive income/(loss), net of income taxes:
Currency translation adjustment (a)	(1,273)	7,197	5,602
Unrealized gain on floating to fixed interest rate swaps (a)	2,329	2,419	9,520
Other comprehensive income	1,056	9,616	15,122
Comprehensive loss	$(36,221)	$(48,621)	$(321,833)

(a)	There was no income tax impact to Other comprehensive income for the years ended December 31, 2011, 2010 and 2009.

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$136,171	$97,222
Accounts receivable (net of allowance for doubtful accounts of $1,108 and $956, respectively)	62,377	54,702
Prepaid expenses	15,917	17,425
Due from Travelport, net	3,898	15,449
Other current assets	2,402	3,627
Total current assets	220,765	188,425
Property and equipment, net	141,702	158,063
Goodwill	647,300	677,964
Trademarks and trade names	108,194	128,431
Other intangible assets, net	4,162	7,649
Deferred income taxes, non-current	7,311	8,147
Other non-current assets	16,352	48,024
Total Assets	$1,145,786	$1,216,703
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,937	$26,491
Accrued merchant payable	238,694	233,850
Accrued expenses	120,962	105,798
Deferred income	28,953	30,850
Term loan, current	32,183	19,808
Other current liabilities	2,034	5,994
Total current liabilities	453,763	422,791
Term loan, non-current	440,030	472,213
Tax sharing liability	68,411	101,545
Unfavorable contracts	4,440	8,068
Other non-current liabilities	18,617	22,233
Total Liabilities	985,261	1,026,850
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 103,814,769 and 102,368,097 shares issued, respectively	1,038	1,023
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,036,093	1,029,215
Accumulated deficit	(880,886)	(843,609)
Accumulated other comprehensive income (net of accumulated tax benefit of $2,558)	4,332	3,276
Total Shareholders’ Equity	160,525	189,853
Total Liabilities and Shareholders’ Equity	$1,145,786	$1,216,703

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(37,277)	$(58,237)	$(336,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain on extinguishment of debt	—	(57)	(2,172)
Depreciation and amortization	60,540	72,891	69,156
Impairment of goodwill and intangible assets	49,891	70,151	331,527
Impairment of property and equipment and other assets	—	11,099	—
Amortization of unfavorable contract liability	(1,678)	(9,226)	(3,300)
Non-cash net interest expense	15,008	15,797	15,451
Deferred income taxes	767	1,494	6,920
Stock compensation	8,521	12,535	14,099
Changes in assets and liabilities:
Accounts receivable	(7,073)	(222)	5,074
Deferred income	(2,291)	(831)	8,575
Due from Travelport, net	12,960	(12,126)	6,344
Accrued merchant payable	1,358	14,593	3,582
Accounts payable, accrued expenses and other current liabilities	20,738	(11,636)	(10,848)
Other	(3,618)	(7,616)	(2,379)
Net cash provided by operating activities	117,846	98,609	105,074
Investing activities:
Property and equipment additions	(44,059)	(40,010)	(42,909)
Changes in restricted cash	(3,471)	(132)	(682)
Net cash used in investing activities	(47,530)	(40,142)	(43,591)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	48,930	—
Payments of fees to repurchase a portion of the term loan	—	(248)	—
Payments on the term loan	(19,808)	(20,994)	(5,924)
Payments to extinguish debt	—	(13,488)	(7,774)
Employee tax withholdings related to net share settlements of equity-based awards	(1,628)	(2,984)	(422)
Proceeds from exercise of employee stock options	—	72	422
Payments on tax sharing liability	(8,847)	(18,885)	(11,075)
Proceeds from line of credit	—	—	99,457
Payments on line of credit	—	(42,221)	(81,052)
Proceeds from note payable	—	800	—
Payments on note payable	(228)	(57)	—
Net cash used in financing activities	(30,511)	(49,075)	(6,368)
Effects of changes in exchange rates on cash and cash equivalents	(856)	(826)	2,348
Net increase in cash and cash equivalents	38,949	8,566	57,463
Cash and cash equivalents at beginning of year	97,222	88,656	31,193
Cash and cash equivalents at end of year	$136,171	$97,222	$88,656
Supplemental disclosure of cash flow information:
Income tax payments, net	$1,342	$1,120	$1,151
Cash interest payments, net of capitalized interest of $0, $17 and $82, respectively	$26,613	$27,935	$42,075
Non-cash investing activity:
Capital expenditures incurred not yet paid	$447	$2,948	$307
Non-cash financing activity:
Repayment of term loan in connection with debt-equity exchange	$—	$49,564	$—
See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

							Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Interest Rate Swaps	Foreign Currency Translation	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2009	83,363,492	$834	(18,055)	$(37)	$907,319	$(448,417)	$(12,297)	$(9,165)	$438,237
Net loss	—	—	—	—	—	(336,955)	—	—	(336,955)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	13,688	—	—	—	13,688
Common shares issued upon vesting of restricted stock units	425,068	4	—	—	(4)	—	—	—	—
Common shares issued upon exercise of stock options	67,522	—	—	—	422	—	—	—	422
Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	—	—	(4,453)	(11)	—	—	—	—	(11)
Restricted stock forfeited	—	—	(2,013)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	9,520	5,602	15,122
Balance at December 31, 2009	83,856,082	838	(24,521)	(48)	921,425	(785,372)	(2,777)	(3,563)	130,503
Net loss	—	—	—	—	—	(58,237)	—	—	(58,237)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	9,555	—	—	—	9,555
Common shares issued pursuant to Exchange Agreement and Stock Purchase Agreement (see Note 6)	17,166,673	172	—	—	98,176	—	—	—	98,348
Common shares issued upon vesting of restricted stock units	1,333,624	13	—	—	(13)	—	—	—	—
Common shares issued upon exercise of stock options	11,718	—	—	—	72	—	—	—	72
Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	—	—	(716)	(4)	—	—	—	—	(4)
Other comprehensive income	—	—	—	—	—	—	2,419	7,197	9,616
Balance at December 31, 2010	102,368,097	1,023	(25,237)	(52)	1,029,215	(843,609)	(358)	3,634	189,853
Net loss	—	—	—	—	—	(37,277)	—	—	(37,277)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	6,893	—	—	—	6,893
Common shares issued upon vesting of restricted stock units	1,446,672	15	—	—	(15)	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	2,329	(1,273)	1,056
Balance at December 31, 2011	103,814,769	$1,038	(25,237)	$(52)	$1,036,093	$(880,886)	$1,971	$2,361	$160,525

See Notes to Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (the “IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At December 31, 2011 and 2010, Travelport and investment funds that own and/or control Travelport's ultimate parent company beneficially owned approximately 55% and 56% of our outstanding common stock, respectively.

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

During the first quarter of 2011, we changed the classification of expenses for commissions paid to private label partners (“affiliate commissions”) from cost of revenue to marketing expense in our consolidated statements of operations. We believe that the classification of affiliate commissions as marketing expense more closely aligns with general industry practice and better reflects the nature of these costs. We have reclassified affiliate commissions of $15.2 million and $10.7 million from cost of revenue to marketing expense for the years ended December 31, 2010 and 2009, respectively, to conform to the current year presentation. The reclassification had no net impact on our consolidated results of operations, financial position or cash flows.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of our consolidated financial statements and related notes in conformity with GAAP requires us to make certain estimates and assumptions. Our estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty.

Our significant estimates include elements of revenue recognition, the realization of deferred tax assets, amounts that may be due under the tax sharing agreement, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, and costs to be capitalized as well as the useful life of capitalized software. Actual amounts may differ from these estimates.

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

Foreign Currency Translation

Balance sheet accounts of our operations outside of the United States are translated from foreign currencies into U.S. dollars at the exchange rates as of the consolidated balance sheet dates. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the entity's functional currency, are included in our consolidated statements of operations.

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

We accrue for the cost of merchant hotel and merchant car transactions based on amounts we expect to be invoiced by suppliers. If we do not receive an invoice within a certain period of time, generally within six months, or the invoice received is less than the accrued amount, we reverse a portion of the accrued cost when we determine it is not probable that we will be required to pay the supplier, based on our historical experience and contract terms. This results in an increase in net revenue

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a decrease to the accrued merchant payable.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the combined federal and state or foreign effective tax rates that are applicable to us in a given year. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Increases to the valuation allowance are recorded as increases to the provision for income taxes. To the extent that any valuation allowances established by us in purchase accounting are reduced, these reductions are recorded through our consolidated statements of operations. These reductions were previously recorded through goodwill. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income. A change in our estimate of future taxable income may require an increase or decrease to the valuation allowance.

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

We manage interest rate exposure by utilizing interest rate swaps to achieve a desired mix of fixed and variable rate debt. As of December 31, 2011, we had three interest rate swaps that effectively converted $300.0 million of the term loan facility from a variable to a fixed interest rate (see Note 12 - Derivative Financial Instruments). We determined that our interest rate swaps qualified for hedge accounting and were highly effective as hedges. Accordingly, we have recorded the change in fair value of our interest rate swaps in accumulated other comprehensive income (loss).

We have entered into foreign currency contracts to manage exposure to changes in foreign currencies associated with receivables, payables and intercompany transactions. These foreign currency contracts did not qualify for hedge accounting treatment. As a result, the changes in fair values of the foreign currency contracts were recorded in selling, general and administrative expense in our consolidated statements of operations.

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

Concentration of Credit Risk

Our cash and cash equivalents are potentially subject to concentration of credit risk. We maintain cash and cash equivalent balances with financial institutions that, in some cases, are in excess of Federal Deposit Insurance Corporation insurance limits or that are deposited in foreign institutions.

Cash and Cash Equivalents

We consider cash and highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates or equals fair value due to their short-term nature.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

Our accounts receivable are reflected in our consolidated balance sheets net of an allowance for doubtful accounts. We provide for estimated bad debts based on our assessment of our ability to realize receivables, considering historical collection experience, the general economic environment and specific customer information. When we determine that a receivable is not collectable, the account is charged to expense in our consolidated statements of operations. Bad debt expense is recorded in selling, general and administrative expense in our consolidated statements of operations. During the years ended December 31, 2011, 2010 and 2009, we recorded bad debt expense of $0.3 million, $0 and $0.6 million, respectively.

Property and Equipment, Net

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. We depreciate and amortize property and equipment over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life
Leasehold improvements	Shorter of asset's useful life or non-cancellable lease term
Capitalized software	3 - 10 years
Furniture, fixtures and equipment	3 - 7 years

We capitalize the costs of software developed for internal use when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Amortization commences when the software is placed into service.

We also capitalize interest on internal software development projects. The amount of interest capitalized is computed by applying our weighted-average borrowing rate to qualifying expenditures. During the years ended December 31, 2011, 2010 and 2009, we capitalized $0, $0 and $0.1 million of interest, respectively.

We evaluate the recoverability of the carrying value of our long-lived assets, including property and equipment and finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be fully recoverable. This analysis is performed by comparing the carrying values of the assets to the current and expected undiscounted future cash flows to be generated from these assets, including estimated sales proceeds when appropriate. If this analysis indicates that the carrying value of an asset is not recoverable, the carrying value is reduced to fair value through an impairment charge in our consolidated statements of operations.

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

We assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. We perform our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year. During the year ended December 31, 2011, we changed our annual testing date from October 1 to December 31. With respect to our annual goodwill testing date, we believe that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with our long-range planning cycle, which is a significant element in the testing process. In connection with this change, we first performed the test as of October 1, 2011 and then performed an additional annual impairment test as of December 31, 2011. This change in our annual testing date, which was applied prospectively, does not delay, accelerate or avoid an impairment charge. It was impracticable to apply this change retrospectively as it would require the application of

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant estimates and assumptions without the use of hindsight.

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

We assess our trademarks and trade names for impairment by comparing their carrying values to their estimated fair values. Impairment exists when the estimated fair value of the trademark or trade name is less than its carrying value. If impairment exists, then the carrying value is reduced to fair value through an impairment charge in our consolidated statements of operations. We use a market or income based valuation approach, or a combination of both, to estimate fair values of the relevant trademarks and trade names.

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

We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in the amount of payments and tax rates, that could materially affect the present value of the tax sharing liability. Although the expected gross remaining payments that may be due under this agreement were $139.3 million as of December 31, 2011, the timing and amount of payments may change. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our consolidated balance sheets and non-cash interest expense in our consolidated statements of operations. Any changes in the amount of payments are recognized in selling, general and administrative expense in our consolidated statements of operations.

At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts due under the tax sharing agreement. As a result, we recorded a $37.0 million long-term asset, which was included in other non-current assets in our consolidated balance sheets at December 31, 2010. During 2011, we wrote off this asset and the corresponding portion of the tax sharing liability (see Note 7 - Tax Sharing Liability for further details).

Equity-Based Compensation

We measure equity-based compensation cost at fair value and recognize the corresponding compensation expense on a straight-line basis over the service period during which awards are expected to vest. We include equity-based compensation in selling, general and administrative expense in our consolidated statements of operations. The fair value of restricted stock and restricted stock units is determined based on the average of the high and low price of our common stock on the date of grant. The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model. The amount of

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity-based compensation expense recorded each period is net of estimated forfeitures based on historical forfeiture rates.

Hotel Occupancy Taxes

Some states and localities impose a tax on the use or occupancy of hotel accommodations (“hotel occupancy tax”).  Generally, hotels collect hotel occupancy tax based on the amount of money they receive for renting their hotel rooms and remit the tax to the appropriate taxing authorities.  Using the travel services our websites offer, customers are able to make hotel room reservations.  While applicable tax laws vary among different taxing jurisdictions, we generally believe that these laws do not require us to collect and remit hotel occupancy tax on the compensation that we receive for our travel services.  Some tax authorities have initiated lawsuits or administrative proceedings asserting that we are required to collect and remit hotel occupancy tax on the amount of money we receive from customers for facilitating their reservations.  The ultimate resolution of these lawsuits and proceedings in all jurisdictions cannot be determined at this time.  We establish an accrual for legal proceedings (tax or otherwise) when we determine that a loss is both probable and can be reasonably estimated. See Note 9 - Commitments and Contingencies.

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that allows companies to allocate arrangement consideration in a multiple element arrangement in a way that better reflects the transaction economics. It provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined. When this evidence cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance also expands disclosures to require that an entity provide both qualitative and quantitative information about the significant judgments made in applying this guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued guidance modifying fair value measurement principles and adding expanded disclosures about fair value measurements. This guidance clarifies the application of existing fair value measurement and disclosure requirements. This guidance is effective for interim periods beginning after December 15, 2011. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued guidance to allow companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit in a goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, further testing of goodwill for impairment would not be performed. This guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

3.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31, 2011	December 31, 2010
	(in thousands)
Capitalized software	$285,277	$252,968
Furniture, fixtures and equipment	78,157	72,941
Leasehold improvements	13,650	13,352
Construction in progress	13,868	14,310
Gross property and equipment	390,952	353,571
Less: accumulated depreciation	(249,250)	(195,508)
Property and equipment, net	$141,702	$158,063

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded depreciation expense related to property and equipment in the amount of $57.0 million, $61.7 million and $52.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.
There were no assets subject to capital leases at December 31, 2011 or 2010.
As a result of our decision to migrate HotelClub to the global technology platform, we recorded a $4.5 million non-cash charge during the year ended December 31, 2010 to impair HotelClub capitalized software. This charge was included in impairment of property and equipment and other assets in our consolidated statements of operations. The remaining capitalized software balance at HotelClub following this charge was not material.

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010 were as follows:

Amount
(in thousands)
Balance at January 1, 2010, net of accumulated impairment of $459,199	$713,123
Impairment	(41,753)
Impact of foreign currency translation	6,594
Balance at December 31, 2010, net of accumulated impairment of $500,952	677,964
Impairment	(29,762)
Impact of foreign currency translation and other	(902)
Balance at December 31, 2011, net of accumulated impairment of $530,714	$647,300

Trademarks and trade names, which are not subject to amortization, totaled $108.2 million and $128.4 million as of December 31, 2011 and 2010.

Impairment of Goodwill and Trademarks and Trade Names

2011

During the year ended December 31, 2011, we performed our annual impairment test of goodwill and trademark and trade names as of October 1, 2011 and December 31, 2011.

We estimated the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of October 1, 2011. We used the income based approach to estimate the fair value of our reporting units that had goodwill balances and used the market approach to corroborate these estimates. We considered the market approach from a reasonableness standpoint by comparing the multiples of guideline companies with the implied multiples from the income based approach, and we also considered our market capitalization to assess reasonableness of the income based approach valuations. The key assumptions used in determining the estimated fair value of our reporting units were the terminal growth rates, forecasted cash flows and the discount rates.

We used an income based valuation approach to separately estimate the fair values of all of our trademarks and trade names as of October 1, 2011 and compared those estimates to the respective carrying values. The key assumptions used in determining the estimated fair value of our trademarks and trade names were the terminal growth rates, forecasted revenues, assumed royalty rates and discount rates. Significant judgment was required to select these inputs based on observed market data.

In connection with our annual impairment test as of October 1, 2011, and as a result of lower than expected performance and future cash flows for Orbitz and HotelClub, we recorded a non-cash impairment charge of $49.9 million during the year ended December 31, 2011, of which $29.8 million was related to the goodwill of HotelClub and $20.1 million was related to the trademarks and trade names associated with Orbitz and HotelClub. These charges were included in impairment of goodwill and intangible assets in our consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As disclosed in Note 2, during the year ended December 31, 2011, we changed our annual testing date from October 1 to December 31. In connection with our annual impairment test as of December 31, 2011, which utilized the same approach as in our October 1, 2011 analysis, no further impairment was identified.

2010

During the year ended December 31, 2010, we performed our annual impairment test of goodwill and trademark and trade names as of October 1, 2010.

We estimated the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, as described above, and relevant data available through and as of October 1, 2010. The key assumptions used in determining the estimated fair value of our reporting units were the terminal growth rates, forecasted cash flows and the discount rates.

We used an income based valuation approach to separately estimate the fair values of all of our trademarks and trade names as of October 1, 2010 and compared those estimates to the respective carrying values. The key assumptions used in determining the estimated fair value of our trademarks and trade names were the terminal growth rates, forecasted revenues, assumed royalty rates and the discount rates. Significant judgment was required to select these inputs based on observed market data.

In connection with our annual impairment test and as a result of lower than expected performance and forecasted cash flows for HotelClub and CheapTickets, we recorded a non-cash impairment charge of $70.2 million during the year ended December 31, 2010, of which $41.8 million was related to the goodwill of HotelClub and $28.4 million was related to the trademarks and trade names associated with HotelClub and CheapTickets. These charges were included in impairment of goodwill and intangible assets in our consolidated statements of operations.

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

We estimated the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, as described above, and relevant data available through and as of March 31, 2009. The key assumptions used in determining the estimated fair value of our reporting units were the terminal growth rates, forecasted cash flows and the discount rates.

We used an income based valuation approach to separately estimate the fair values of all of our trademarks and trade names as of March 31, 2009 and compared those estimates to the respective carrying values. The key assumptions used in determining the estimated fair value of our trademarks and trade names were the terminal growth rates, forecasted revenues, assumed royalty rates and the discount rates. Significant judgment was required to select these inputs based on observed market data.

As a result of our interim impairment test as of March 31, 2009, we concluded that the goodwill at the Americas and HotelClub reporting units and the trademarks and trade names associated with our HotelClub, Orbitz and CheapTickets brands were impaired. Accordingly, we recorded a non-cash impairment charge of $331.5 million during the year ended December 31, 2009, of which $249.4 million was related to goodwill and $82.1 million was related to trademarks and trade names. These charges were included in impairment of goodwill and intangible assets in our consolidated statements of operations. In connection with our annual impairment test as of October 1, 2009, no further impairment was identified.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-Lived Intangibles

Finite-lived intangible assets consisted of the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)			(in thousands)
Finite-Lived Intangible Assets:
Customer relationships	$8,000	$(5,375)	$2,625	$12,000	$(6,625)	$5,375
Vendor relationships and other	5,379	(3,842)	1,537	5,779	(3,505)	2,274
Total Finite-Lived Intangible Assets (a)	$13,379	$(9,217)	$4,162	$17,779	$(10,130)	$7,649

(a)
We wrote off the gross carrying amount and corresponding accumulated amortization related to $4.4 million of fully amortized finite-lived intangible assets whose useful lives expired during the year ended December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009, we recorded amortization expense related to finite-lived intangible assets in the amount of $3.5 million, $11.2 million and $17.0 million, respectively. These amounts were included in depreciation and amortization expense in our consolidated statements of operations.

The estimated amortization expense related to our finite-lived intangible assets will be $1.7 million, $1.7 million and $0.8 million for the years ended December 31, 2012, 2013 and 2014, respectively.

As a result of our decision in the fourth quarter of 2010 to migrate HotelClub to the global technology platform, and as part of our annual impairment test, we tested the HotelClub finite-lived intangible assets for impairment. We used an income based valuation approach to estimate the fair value of the finite-lived intangible assets as of October 1, 2010 and determined that there was no impairment.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2011	December 31, 2010
	(in thousands)
Advertising and marketing (a)	$26,461	$21,243
Employee costs	21,220	20,367
Tax sharing liability (see Note 7)	20,579	19,813
Contract exit costs (b)	10,017	7,732
Customer service costs	8,337	6,306
Professional fees	6,458	5,900
Technology costs	5,406	4,894
Customer refunds	5,328	5,126
Airline rebates	4,534	4,907
Unfavorable contracts (see Note 8)	4,440	2,490
Customer incentive costs	2,861	2,541
Other (a)	5,321	4,479
Total accrued expenses	$120,962	$105,798

(a)
We reclassified accrued affiliate commissions of $3.0 million at December 31, 2010 from other to advertising and marketing to conform to the current year presentation (see Note 1 - Basis of Presentation).

(b)
In connection with the early termination of an agreement with Trilegiant Corporation (now Affinion Group) in 2007, we are required to make termination payments totaling $18.5 million from January 1, 2008 to December 31, 2016. We accreted interest expense of $0.6 million, $1.0 million and $1.3 million related to the termination liability for the years

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2011, 2010 and 2009. We made termination payments of $0, $1.1 million and $3.6 million during the years ended December 31, 2011, 2010 and 2009. At December 31, 2011, the net present value of the remaining termination payments of $11.7 million was included in our consolidated balance sheet, $10.0 million of which was included in accrued expenses and $1.7 million of which was included in other non-current liabilities. At December 31, 2010, the net present value of the remaining termination payments of $11.1 million was included in our consolidated balance sheet, $7.7 million of which was included in accrued expenses and $3.4 million of which was included in other non-current liabilities.

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

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate (the “Alternative Base Rate”). The principal amount of the Term Loan is payable in quarterly installments of $1.3 million, with the final installment (equal to the remaining outstanding balance) due upon maturity in July 2014. In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2010, we made a $19.8 million prepayment on the Term Loan in the first quarter of 2011. Based on our excess cash flow for the year ended December 31, 2011, we are required to make a $32.2 million prepayment on the Term Loan in the first quarter of 2012. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the cumulative excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term.

The changes in the Term Loan for the years ended December 31, 2011 and 2010 were as follows:

Amount
(in thousands)
Balance at January 1, 2010	$576,576
Prepayment from excess cash flow	(20,994)
Repurchases (a)	(63,561)
Balance at December 31, 2010	$492,021
Prepayment from excess cash flow	(19,808)
Balance at December 31, 2011	$472,213

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2010, we used a portion of the cash proceeds received from Travelport's purchase of shares of our common stock in January 2010 to purchase $14.0 million in principal amount of the Term Loan. We immediately retired this portion of the Term Loan in accordance with the Term Loan, as amended. The principal amount of the Term Loan purchased (net of associated unamortized debt issuance costs of $0.1 million) exceeded the amount we paid to purchase this portion of the Term Loan by $0.4 million. Accordingly, we recorded a $0.4 million gain on extinguishment of a portion of the Term Loan, which was included in other income in our consolidated statement of operations for the year ended December 31, 2010.

At December 31, 2011, $300.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $172.2 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 3.81% (see Note 12 - Derivative Financial Instruments). At December 31, 2010, $300.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $192.0 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 4.27%.

Revolver

The Revolver provides for borrowings and letters of credit of up to $72.5 million ($42.6 million in U.S. dollars and the equivalent of $29.9 million denominated in Euros and Pounds sterling) and at December 31, 2011 bears interest at a variable rate, at our option, of LIBOR plus a margin of 225 basis points or the Alternative Base Rate plus a margin of 125 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We incur a commitment fee of 50 basis points on any unused amounts on the Revolver. The Revolver matures in July 2013.

At December 31, 2011 and 2010, there were no outstanding borrowings under the Revolver and the equivalent of $10.8 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds sterling. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings. Due to the letters of credit issued under the Revolver, we had $61.7 million and $60.1 million of availability at December 31, 2011 and 2010, respectively. Commitment fees on unused amounts under the Revolver were $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We incurred an aggregate of $5.0 million of debt issuance costs in connection with the Term Loan and Revolver. These costs are being amortized to interest expense over the contractual terms of the Term Loan and Revolver based on the effective-yield method. Amortization of debt issuance costs was $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness or enter into guarantees; enter into sale and leaseback transactions; make investments, loans or acquisitions; grant or incur liens on our assets; sell our assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments.

The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not to exceed a maximum total leverage ratio, each as defined in the Credit Agreement. The minimum fixed charge coverage ratio that we are required to maintain for the remainder of the Credit Agreement is 1 to 1. The maximum total leverage ratio that we were required not to exceed was 3.5 to 1 at December 31, 2010 and declined to 3.0 to 1 effective March 31, 2011. As of December 31, 2011, we were in compliance with all covenants and conditions of the Credit Agreement.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the aggregate maturities of the Term Loan over the remaining term of the Credit Agreement, excluding any mandatory prepayments that could be required under the Term Loan beyond the first quarter of 2012. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2012 is not reasonably estimable as of December 31, 2011.

Year	(in thousands)
2012	32,183
2013	—
2014	440,030
Total	$472,213

7.	Tax Sharing Liability

We have a liability included in our consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. The agreement governs the allocation of tax benefits resulting from a taxable exchange that took place in connection with the Orbitz IPO in December 2003. As a result of this taxable exchange, the Founding Airlines incurred a taxable gain. The taxable exchange caused Orbitz to have additional future tax deductions for depreciation and amortization due to the increased tax basis of its assets. The additional tax deductions for depreciation and amortization may reduce the amount of taxes we are required to pay in future years. For each tax period while the tax sharing agreement is in effect, we are obligated to pay the Founding Airlines a significant percentage of the amount of the tax benefit realized as a result of the taxable exchange. The tax sharing agreement commenced upon consummation of the Orbitz IPO and continues until all tax benefits have been utilized.

As of December 31, 2011, the estimated remaining payments that may be due under this agreement were approximately $139.3 million. Payments under the tax sharing agreement are generally due in the second, third and fourth calendar quarters of the year, with two payments due in the second quarter. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $89.0 million and $121.4 million at December 31, 2011 and 2010, respectively. This estimate was based upon certain assumptions, including our future taxable income, the tax rate, the timing of tax payments, current and projected market conditions, and the applicable discount rate, all of which we believe are reasonable. These assumptions are inherently uncertain, however, and actual amounts may differ from these estimates.

The changes in the tax sharing liability for the years ended December 31, 2011 and 2010 were as follows:

Amount
(in thousands)
Balance at January 1, 2010	$126,126
Accretion of interest expense (a)	14,117
Cash payments	(18,885)
Balance at December 31, 2010	121,358
Accretion of interest expense (a)	13,525
Cash payments	(8,847)
Other (b)	(37,046)
Balance at December 31, 2011	$88,990

(a)	We accreted interest expense related to the tax sharing liability of $13.5 million, $14.1 million and $13.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)
At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts probable of becoming due under the tax sharing agreement (the “Cendant Indemnity”). As a result, we recorded a non-current asset of $37.0 million for this indemnity, which served to offset $37.0 million of the remaining tax sharing liability due to the Founding Airlines. During 2011, we were relieved of $4.6 million of the tax sharing liability due to certain payments made by Avis Budget Group, Inc. to the Founding Airlines. We further reduced each of the non-current asset and the tax sharing liability by $32.4

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million due to our determination that no further tax benefit related to the Cendant Indemnity was probable of being realized. The total reduction to the non-current asset of $37.0 million during 2011 had no net impact on our consolidated statements of operations or cash flows for the year ended December 31, 2011. The $37.0 million asset related to the Cendant Indemnity was included in other non-current assets in our consolidated balance sheet as of December 31, 2010.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $20.6 million and $19.8 million was included in accrued expenses in our consolidated balance sheets at December 31, 2011 and 2010, respectively. The long-term portion of the tax sharing liability of $68.4 million and $101.6 million was reflected as the tax sharing liability in our consolidated balance sheets at December 31, 2011 and 2010, respectively. Our estimated payments under the tax sharing agreement are as follows:

Year	(in thousands)
2012	$22,399
2013	25,530
2014	20,854
2015	19,091
2016	20,906
Thereafter	30,553
Total	$139,333

8.	Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements (“Charter Associate Agreements”) with the Founding Airlines as well as US Airways (collectively, the “Charter Associate Airlines”). These agreements pertain to our Orbitz business, which was owned by the Founding Airlines at the time we entered into the agreements. Under each Charter Associate Agreement, the Charter Associate Airline has agreed to provide Orbitz with information regarding the airline's flight schedules, published air fares and seat availability at no charge and with the same frequency and at the same time as this information is provided to the airline's own website or to a website branded and operated by the airline and any of its alliance partners or to the airline's internal reservation system. The agreements also provide Orbitz with nondiscriminatory access to seat availability for published fares, as well as marketing and promotional support. Under each agreement, the Charter Associate Airline provides us with agreed upon transaction payments when consumers book air travel on the Charter Associate Airline on Orbitz.com. The payments we receive are based on the value of the tickets booked and gradually decrease over time. The agreements expire on December 31, 2013. However, certain of the Charter Associate Airlines may terminate their agreements for any reason or no reason prior to the scheduled expiration date upon thirty days prior notice to us.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the net unfavorable contract liability for the years ended December 31, 2011 and 2010 were as follows:

Amount
(in thousands)
Balance at January 1, 2010	$13,201
Amortization (a)	(9,226)
Impairment (b)	6,583
Balance at December 31, 2010	10,558
Amortization (a)	(1,678)
Balance at December 31, 2011	$8,880

(a)
We recognized net amortization for the unfavorable portion of the Charter Associate Agreements in the amount of $1.7 million ($7.5 million was recorded as an increase to net revenue and $5.8 million was recorded as an increase to marketing expense) for the year ended December 31, 2011 and $9.2 million ($14.7 million was recorded as an increase to net revenue and $5.5 million was recorded as an increase to marketing expense) for the year ended December 31, 2010 and $3.3 million ($9.3 million was recorded as an increase to net revenue and $6.0 million was recorded as an increase to marketing expense) for the year ended December 31, 2009. For the year ended December 31, 2010, the $14.7 million recorded as an increase to net revenue included $5.6 million in accelerated amortization related to the termination of our Charter Associate Agreement and certain other agreements with American Airlines (“AA”) effective December 2010. These agreements were reinstated in June 2011.

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

As discussed in (a) above, effective December 2010, AA terminated its Charter Associate Agreement and certain other agreements with us. Consequently, AA was no longer obligated to provide us with in-kind marketing and promotional support, and we were no longer required to make rebate payments to AA under this agreement. As a result, in December 2010, we recorded a $3.0 million non-cash charge to impair the asset related to the expected in-kind marketing and promotional support to be received from AA under its Charter Associate Agreement with us. This impairment charge was included in the impairment of property and equipment and other assets line item in our consolidated statement of operations for the year ended December 31, 2010.

The current portion of the liability of $4.4 million and $2.5 million was included in accrued expenses in our consolidated balance sheets at December 31, 2011 and 2010, respectively. The long-term portion of the liability of $4.4 million and $8.1 million was reflected as unfavorable contracts in our consolidated balance sheets at December 31, 2011 and 2010, respectively.

9.	Commitments and Contingencies

The following table summarizes the timing of our commitments as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Contract exit costs (a)	$10,017	$1,229	$647	$278	$63	$—	$12,234
Operating leases (b)	6,129	6,009	5,030	2,875	2,629	17,525	40,197
Travelport GDS contract (c)	39,203	20,000	20,000	—	—	—	79,203
Other service contracts	6,565	1,656	1,657	—	—	—	9,878
Total	$61,914	$28,894	$27,334	$3,153	$2,692	$17,525	$141,512

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Represents costs due to the early termination of an agreement (see footnote (b) to the table in Note 5 for further details).

(b)
These operating leases are primarily for facilities and equipment and represent non-cancellable leases. Certain leases contain periodic rent escalation adjustments and renewal options. Our operating leases expire at various dates, with the latest maturing in 2023. For the years ended December 31, 2011, 2010 and 2009, we recorded rent expense in the amount of $7.4 million, $6.1 million and $6.8 million, respectively. As a result of various subleasing arrangements that we have entered into, we are expecting approximately $2.9 million in sublease income through 2014.

(c)
We have an agreement with Travelport to use GDS services provided by both Galileo and Worldspan (the “Travelport GDS Service Agreement”). The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each segment that is processed through the Worldspan and Galileo GDSs (the “Travelport GDSs”). This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 32.8 million segments during the year ended December 31, 2011, 16.0 million segments through Worldspan and 16.8 million segments through Galileo. The required number of segments processed annually for Worldspan is fixed at 16.0 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed by our domestic brands in the preceding year. We are required to process approximately 15.4 million segments through Galileo during the year ending December 31, 2012. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. We are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDS. Historically, we have met the minimum segment requirement for our domestic brands. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan during the remainder of the contract term and shortfall payments required if we do not process any segments through Galileo during the year ending December 31, 2012. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict shortfall payments that may be required beyond 2012. However, we do not expect to make any shortfall payments for our domestic brands in the foreseeable future.

The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2011, 2010 and 2009 and, as a result, we were required to make shortfall payments of $0.4 million to Travelport related to each of these years, respectively. Because the required number of segments to be processed through the Travelport GDSs is dependent on the actual segments processed by ebookers in certain countries in a given year, we are unable to predict shortfall payments that may be required for the years beyond 2011. As a result, the table above excludes any shortfall payments that may be required related to our ebookers brands for the years beyond 2011. If we meet the minimum number of segments, we are not required to make shortfall payments to Travelport (see Note 16 - Related Party Transactions).

In addition to the commitments shown above, we are required to make principal payments on the Term Loan (see Note 6 - Term Loan and Revolving Credit Facility). We also expect to make approximately $139.3 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 7 - Tax Sharing Liability). Also excluded from the above table are $3.4 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the Louisiana Department of Revenue; the Montana Department of Revenue; the New Mexico Taxation and Revenue Department; the Ohio Department of Taxation; the Wyoming Department of Revenue; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Aurora, Broomfield, Colorado Springs, Golden, Greenwood Village, Littleton, and Steamboat Springs, Colorado; St. Louis, Missouri; and the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes.

Assessments that are administratively final and subject to judicial review have been issued by the cities of Anaheim, Los Angeles, San Francisco and San Diego, California; the counties of Broward, Miami-Dade and Osceola, Florida; the Hawaii Department of Taxation; the City of Denver; and the Indiana Department of Revenue. In addition, the following taxing authorities have issued assessments that are subject to further review by the taxing authorities: the Colorado Department of Revenue; the Maryland Comptroller; the Texas Comptroller; West Virginia Department of Revenue; and the Wisconsin Department of Revenue; the city of Philadelphia, Pennsylvania; the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; and the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia; and Montgomery County, Maryland. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. These assessments range from $250 to approximately $40.8 million, and total approximately $58.8 million. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

In July 2011, related to the city of San Antonio, Texas hotel occupancy tax case, the United States District Court for the Western District of Texas issued its findings of fact and conclusions of law in which it held the defendant online travel companies, including Orbitz, liable for hotel occupancy taxes on markup, fees, and breakage revenue, and also imposed penalties and interest. In November 2011, the online travel companies filed a motion with the Court, in which they requested that the Court amend its findings of fact and conclusions of law to provide that defendants' services are not subject to local hotel occupancy tax, as recently held by the Texas Court of Appeals in City of Houston v. Hotels.com. If the Court does not grant this motion, and enters judgment against the online travel companies, we intend to appeal the ruling and expect to prevail. Accordingly, we have not accrued any expenses related to this case. It is possible, however, that we will not prevail, and if that occurs, we estimate that the amount of the judgment that we would be required to pay would be approximately $2.9 million.

Also in July 2011, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments (see Note 6 - Accrued Expenses); in 2010, in connection with a dispute with Trilegiant, we ceased making termination payments, but we continue to carry the remaining present value of the total liability and accrete interest on such liability.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of December 31, 2011, we had a $0.9 million accrual related to various legal proceedings. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We cannot estimate our range of loss, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

We are currently seeking to recover insurance reimbursement for costs incurred to defend the hotel occupancy tax cases. We recorded a reduction to selling, general and administrative expense in our consolidated statements of operations for reimbursements received of $2.5 million, $6.3 million and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The recovery of additional amounts, if any, by us and the timing of receipt of these recoveries is unclear. Accordingly, as of December 31, 2011, we had not recognized a reduction to selling, general and administrative expense in our

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations for any outstanding contingent claims reimbursement.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, to secure performance of certain of our obligations to third parties. At December 31, 2011 and 2010, there were $0.5 million and $0.7 million of surety bonds outstanding, respectively. At December 31, 2011 and 2010, there were $1.6 million of bank guarantees outstanding.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies primarily to satisfy consumer protection requirements. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as amended (the “Separation Agreement”), entered into in connection with the IPO. At December 31, 2011 and 2010, there were $74.2 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 16 - Related Party Transactions). In addition, at December 31, 2011 and 2010, there were the equivalent of $10.8 million and $12.4 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds sterling. Total letter of credit fees were $5.8 million, $4.1 million and $3.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

10.	Income Taxes

Pre-tax income/(loss) for U.S. and non-U.S. operations consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
U.S.	$22,129	$37,723	$(274,674)
Non-U.S.	(57,355)	(93,579)	(53,048)
Loss before income taxes	$(35,226)	$(55,856)	$(327,722)

The provision/(benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current
U.S. federal and state	$(13)	$93	$1,404
Non-U.S.	1,334	794	909
	1,321	887	2,313
Deferred
U.S. federal and state	(347)	—	—
Non-U.S.	1,077	1,494	6,920
	730	1,494	6,920
Provision for income taxes	$2,051	$2,381	$9,233

As of December 31, 2011 and 2010, our U.S. federal, state and foreign income taxes receivable was $0.4 million and $0.3 million, respectively.

The provisions for income taxes for the years ended December 31, 2011 and 2010 were primarily due to taxes on the net income of certain European-based subsidiaries that had not established a valuation allowance and U.S. state and local income taxes. The provision for income taxes for the year ended December 31, 2009 was primarily due to a full valuation allowance established against $10.9 million of foreign deferred tax assets related to our Australia-based business, as it was determined that it was more likely than not that these deferred tax assets were no longer realizable. We are required to assess whether valuation allowances should be established against our deferred tax assets based on the consideration of all available evidence using a

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“more likely than not” standard on a tax jurisdiction by jurisdiction basis. We assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets.

We currently have a valuation allowance for our deferred tax assets of $298.9 million, of which $192.1 million relates to U.S. jurisdictions. As of December 31, 2011, we maintained full valuation allowances in all jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations. With respect to the valuation allowance established against our non-U.S.-based deferred tax assets, a significant piece of objective negative evidence evaluated in our determination was cumulative losses incurred over the three-year period ended December 31, 2011. This objective evidence limited our ability to consider other subjective evidence such as future income projections. With respect to the valuation allowance established against our U.S.-based deferred tax assets, the lack of a sustained trend of profitability along with other subjective factors outweighed the available positive evidence at the present time. Due to expected continued improvement in the U.S. operations, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed.

The tax provisions recorded for the years ended December 31, 2011, 2010 and 2009 were disproportionate to the amount of pre-tax net loss incurred during each respective period primarily because we were not able to realize any tax benefits on the goodwill and trademark and trade names impairment charges recorded during each of those years.

Our effective income tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(1.8)	(1.0)	(0.2)
Taxes on non-U.S. operations at differing rates	(4.7)	(5.4)	(0.8)
Change in valuation allowance	(4.7)	(6.0)	(10.5)
Goodwill impairment charges	(29.6)	(25.9)	(26.6)
Reserve for uncertain tax positions	0.4	(0.1)	(0.1)
Other	(0.4)	(0.9)	0.4
Effective income tax rate	(5.8)%	(4.3)%	(2.8)%

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and non-current deferred income tax assets and liabilities in various jurisdictions are comprised of the following:

	December 31, 2011	December 31, 2010
	(in thousands)
Current deferred income tax assets/(liabilities):
Accrued liabilities and deferred income	$3,916	$4,479
Provision for bad debts	91	156
Prepaid expenses	(1,652)	(1,470)
Tax sharing liability	7,473	7,195
Change in reserve accounts	3,637	2,808
Other	(404)	(404)
Valuation allowance	(13,058)	(12,717)
Current net deferred income tax assets (a)	$3	$47
Non-current deferred income tax assets/(liabilities):
U.S. net operating loss carryforwards	$46,883	$46,041
Non-U.S. net operating loss carryforwards	98,695	102,157
Accrued liabilities and deferred income	2,986	4,038
Depreciation and amortization	104,764	106,015
Tax sharing liability	24,842	36,874
Change in reserve accounts	1,612	2,930
Other	13,331	9,895
Valuation allowance	(285,802)	(299,803)
Non-current net deferred income tax assets	$7,311	$8,147

(a)	The current portion of the deferred income tax asset at December 31, 2011 and 2010 is included in other current assets in our consolidated balance sheets.

The net deferred tax assets at December 31, 2011 and 2010 amounted to $7.3 million and $8.2 million, respectively. These net deferred tax assets relate to temporary tax to book differences in non-U.S. jurisdictions, the realization of which is, in management's judgment, more likely than not. We have assessed, based on experience with relevant taxing authorities, our expectations of future taxable income, carry-forward periods available and other relevant factors, that we will be more likely than not to recognize these deferred tax assets.

As of December 31, 2011 and 2010, we had established valuation allowances against the majority of our deferred tax assets. As a result, any changes in our gross deferred tax assets and liabilities during the years ended December 31, 2011 and 2010 were largely offset by corresponding changes in our valuation allowances, resulting in a decrease in our net deferred tax assets of $0.9 million and $1.8 million, respectively.

As of December 31, 2011, we had U.S. federal and state net operating loss carry-forwards of approximately $123.4 million and $95.0 million, respectively, which expire between 2021 and 2031. In addition, we had $381.9 million of non-U.S. net operating loss carry-forwards, most of which do not expire. Additionally, we had $5.3 million of U.S. federal and state income tax credit carry-forwards which expire between 2027 and 2031 and $1.1 million of U.S. federal income tax credits which have no expiration date. No provision has been made for U.S. federal or non-U.S. deferred income taxes on approximately $15.8 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2011. A provision has not been established because it is our present intention to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings at December 31, 2011 is not practicable.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the changes in this liability during the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Balance at January 1,	$3,796	$4,910	$5,765
Decrease in unrecognized tax benefits as a result of tax positions taken during the prior year	(367)	(1,140)	(970)
Impact of foreign currency translation	—	26	115
Balance at December 31,	$3,429	$3,796	$4,910

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $0.7 million and $1.0 million at December 31, 2011 and 2010, respectively. During the next twelve months, we anticipate a reduction to this liability due to the lapsing of statutes of limitations of approximately $0.5 million, all of which would affect our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest and penalties of $0.2 million, $0.1 million and $0.2 million during the years ended December 31, 2011, 2010 and 2009, respectively. Accrued interest and penalties were $0.9 million and $0.7 million at December 31, 2011 and 2010, respectively.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. We adjust these unrecognized tax benefits, as well as the related interest and penalties, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution could result in a reduction to our effective income tax rate in the period of resolution.

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), the United Kingdom and Australia. With limited exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007. We are no longer subject to U.K. federal income tax examinations for years before 2005. We are no longer subject to Australian federal income tax examinations for years before 2007.

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

11.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors (the “Compensation Committee”) for participation in the Plan. At our Annual Meeting of Shareholders on June 1, 2011, our shareholders approved an amendment to the Plan, increasing the number of shares of our common stock available for issuance under the Plan from 18,100,000 shares to 21,100,000 shares, subject to adjustment as provided by the Plan. As of December 31, 2011, 7,550,125 shares were available for future issuance under the Plan.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The table below summarizes the stock option activity under the Plan during the year ended December 31, 2011:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	3,738,833	$5.28
Granted	200,000	$5.43
Exercised	—	$—
Forfeited	(197,260)	$5.58
Cancelled	(467,417)	$6.17
Outstanding at December 31, 2011	3,274,156	$5.15	4.5	$3
Exercisable at December 31, 2011	1,981,903	$5.25	4.2	$2

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. The stock options granted at the time of the IPO as additional compensation to our employees who previously held equity awards under Travelport's Equity-Based Long-Term Incentive Plan (the “Travelport Plan”) vested quarterly over a three-year period and became fully vested in May 2010. All other stock options vest annually over a four-year period, or vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly basis thereafter. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for stock options granted during the years ended December 31, 2011, 2010 and 2009 (excluding the stock options granted in connection with the stock option exchange) are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options.

The fair value of the stock options and assumptions used are as follows:

	Years Ended December 31,
Assumptions:	2011	2010	2009
Dividend yield (a)	—	—	—
Expected volatility	39%	42%	49%
Expected life (in years)	4.75	4.69	4.58
Risk-free interest rate	2.07%	2.09%	1.47%
Weighted-average grant date fair value per share	$1.98	$1.88	$1.73

(a)
Our dividend yield is estimated to be zero since we did not declare or pay any cash dividends on our common stock during the years ended December 31, 2011, 2010 and 2009, and we do not intend to in the foreseeable future.

During the years ended December 31, 2011, 2010 and 2009, the total fair value of options that vested during the period was $3.0 million, $2.2 million and $5.0 million, respectively. In addition, the intrinsic value of options exercised was $0 for each of the years ended December 31, 2011, 2010 and 2009.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan during the year ended December 31, 2011:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Unvested at January 1, 2011	4,233,590	$3.37
Granted	2,201,000	$2.66
Vested (a)	(1,411,310)	$3.57
Forfeited	(567,773)	$3.34
Unvested at December 31, 2011	4,455,507	$2.96

(a)
We issued 919,333 shares of common stock in connection with the vesting of restricted stock units during the year ended December 31, 2011, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

The restricted stock units granted at the time of the IPO upon conversion of unvested equity-based awards previously held by our employees under the Travelport Plan vested quarterly over a three-year period and became fully vested in May 2010. All other restricted stock units cliff vest at the end of either a two-year or three-year period, or vest annually over a three-year or four-year period. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period.

The fair value of restricted stock units that vested during the years ended December 31, 2011, 2010 and 2009 was $5.0 million, $14.0 million and $5.2 million, respectively. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2011, 2010 and 2009 was $2.66, $5.01 and $1.92 per unit, respectively.

Restricted Stock

Shares of restricted stock were granted upon conversion of the Class B partnership interests previously held by our employees under the Travelport Plan in July 2007. The restricted stock vested quarterly over a three-year period and became fully vested in May 2010. The fair value of restricted stock on the date of grant was amortized on a straight-line basis over the requisite service period. The total fair value of the restricted stock that vested was $0 and $0.1 million for the years ended December 31, 2010 and 2009, respectively. No restricted stock was granted during the years ended December 31, 2011, 2010 and 2009.

Performance-Based Restricted Stock Units

The table below summarizes activity regarding unvested performance-based restricted stock units (“PSUs”) under the Plan during the year ended December 31, 2011:

	Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Unvested at January 1, 2011	561,108	$5.33
Granted (a)	805,000	$2.33
Vested	(96,750)	$4.90
Forfeited (b)	(204,108)	$6.08
Unvested at December 31, 2011	1,065,250	$2.95

(a)
We granted 805,000 PSUs in June 2011 with a fair value per share of $2.33 to certain of our executive officers that vest annually over a four-year period. The PSUs entitle the executives to receive one share of our common stock for each PSU, subject to the satisfaction of a performance condition. The performance condition required that our net revenue for fiscal year 2011 equal or exceed a certain threshold, or each PSU would be forfeited. During 2011,

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the performance condition was satisfied, and as a result, the fair value of the PSUs is being amortized on a straight-line basis over the requisite service period.

(b)
On June 19, 2008, the Compensation Committee approved a grant of 249,108 PSUs to certain of our executive officers. The PSUs entitled the executives to receive a certain number of shares of our common stock based on our satisfaction of certain financial and strategic performance goals for fiscal years 2008, 2009 and 2010. In the first quarter of 2011, upon determination by the Compensation Committee that the performance conditions were not satisfied, these PSUs were forfeited.

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

We grant deferred stock units to each participating director on the date that the deferred fees would have otherwise been paid to the director. The deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The deferred stock units entitle the non-employee director to receive one share of our common stock for each deferred stock unit on the date immediately following the director's retirement or termination of service from the board of directors, or 200 days immediately following such date. The entire grant date fair value of deferred stock units is expensed on the date of grant.

The table below summarizes the deferred stock unit activity under the Plan during the year ended December 31, 2011:

	Deferred Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding at January 1, 2011	964,102	$4.39
Granted	457,394	$2.89
Exercised	(417,223)	$3.94
Outstanding at December 31, 2011	1,004,273	$3.90

The weighted-average grant date fair value for deferred stock units granted during the years ended December 31, 2011, 2010 and 2009 was $2.89, $5.06 and $2.45, respectively.

Compensation Expense

We recognized total equity-based compensation expense of $8.5 million, $12.5 million and $14.1 million during the years ended December 31, 2011, 2010 and 2009, respectively, none of which has provided us with a tax benefit.

As of December 31, 2011, a total of $13.3 million of unrecognized compensation costs related to unvested stock options, unvested restricted stock units and unvested PSUs are expected to be recognized over the remaining weighted-average life of 2.6 years. During the year ended December 31, 2011, we began using historical share forfeitures rather than historical employee turnover to estimate future share forfeitures, which did not have a significant impact on equity-based compensation expense for the current year or on unrecognized compensation costs related to unvested awards.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Financial Instruments

Interest Rate Hedges

At December 31, 2011, we had the following interest rate swaps outstanding that effectively converted $300.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swaps and in exchange receive a variable interest rate based on either the three-month or the one-month LIBOR.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	January 29, 2010	January 31, 2012	1.15%	One-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.21%	Three-month LIBOR
$100.0 million	July 29, 2011	July 31, 2013	0.68%	One-month LIBOR

The following interest rate swap that effectively converted an additional $100.0 million of the Term Loan from a variable to a fixed interest rate matured during the year ended December 31, 2011:

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

The interest rate swaps are reflected in our consolidated balance sheets at market value. The corresponding market adjustment was recorded to accumulated other comprehensive income. The following table shows the fair value of our interest rate swaps:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2011	December 31, 2010
		(in thousands)
Interest rate swaps	Other current liabilities	$275	$1,286
Interest rate swaps	Other non-current liabilities	$311	$1,631

The following table shows the market adjustments recorded during the years ended December 31, 2011, 2010, and 2009:

	Gain/(Loss) in Other Comprehensive Income (‘‘OCI”)			(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)			Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in thousands)
Interest rate swaps	$2,329	$2,419	$9,520	$(3,328)	$(6,758)	$(13,909)	$—	$—	$—

The amount of loss recorded in accumulated other comprehensive income at December 31, 2011 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $0.5 million after-tax.

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound sterling, Swiss franc and Australian dollar. As of December 31, 2011, we had foreign

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency contracts outstanding with a total net notional amount of $256.1 million, almost all of which matured in January 2012. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are recorded in net income as a component of selling, general and administrative expense in our consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2011	December 31, 2010
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$991	$—
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$495	$2,227

The following table shows the changes in the fair value of our foreign currency contracts recorded during the years ended December 31, 2011, 2010 and 2009:

	(Loss) in Selling, General & Administrative Expense
	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Foreign currency hedges (a)	$(2,420)	$(1,353)	$(6,782)

(a)
We recorded transaction gains/(losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $(3.0) million, $(3.7) million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. These transaction gains/(losses) were included in selling, general and administrative expense in our consolidated statements of operations. The net impact of these transaction gains/(losses) together with the gains/(losses) incurred on our foreign currency hedges was $(5.4) million, $(5.1) million and $(3.5) million for the years ended December 31, 2011, 2010 and 2009, respectively.

13.	Severance

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

14. Employee Benefit Plans

We sponsor a defined contribution savings plan for employees in the United States that provides certain of our eligible employees an opportunity to accumulate funds for retirement. HotelClub and ebookers sponsor similar defined contribution savings plans. After employees have attained one year of service, we match the contributions of participating employees on the

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis specified by the plans, up to a maximum of 3% of participant compensation. We recorded total expense related to these plans in the amount of $5.3 million, $4.9 million and $5.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

15.	Net Loss per Share

We calculate basic and diluted net loss per share by dividing the net loss for the period by the weighted-average number of shares outstanding during the period. The weighted average number of shares includes common shares outstanding and deferred stock units, which are immediately vested and non-forfeitable.

The following equity awards were not included in the diluted net loss per share calculation because they would have had an antidilutive effect due to a net loss for each period:

	Years Ended December 31,
Antidilutive equity awards	2011	2010	2009
Stock options	3,274,156	3,738,833	4,236,083
Restricted stock units	4,455,507	4,233,590	5,650,750
Restricted stock	—	—	2,195
Performance-based restricted stock units	1,065,250	561,108	227,679
Total	8,794,913	8,533,531	10,116,707

16.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $3.9 million and $15.4 million at December 31, 2011 and 2010. Amounts due to or from Travelport are generally settled on a net basis.

The following table summarizes the related party transactions with Travelport and its subsidiaries for the years ended December 31, 2011, 2010 and 2009, which are reflected in our consolidated statements of operations:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net revenue (a)	$110,302	$117,619	$122,032
Cost of revenue	619	477	592
Selling, general and administrative expense	875	486	215
Interest expense	5,595	4,016	3,779

(a)
Net revenue includes amounts recognized under our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gullivers Travel Associates, “GTA”) through March 31, 2011; as of the end of the second quarter of 2011, GTA was no longer a related party. In addition, net revenue for the year ended December 31, 2011 includes incremental GDS incentive revenue recognized through June 1, 2011 under the Letter Agreement with Travelport (see “Letter Agreement” section below).

Stock Purchase Agreement

On January 26, 2010, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash (see Note 6 - Term Loan and Revolving Credit Facility).

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Operating Losses

In December 2009, as permitted under the U.K. group relief provisions, we surrendered $17.2 million of net operating losses generated in 2007 to Donvand Limited, a subsidiary of Travelport. A full valuation allowance had previously been established for these net operating losses.

Separation Agreement

We entered into a Separation Agreement with Travelport at the time of the IPO. This agreement, as amended, provided the general terms for the separation of our respective businesses. When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, we were required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. As a result, Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO.

In addition, under the Separation Agreement, Travelport is obligated to continue to issue letters of credit on our behalf so long as Travelport and its affiliates (as defined in the Separation Agreement, as amended) own at least 50% of our voting stock, in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars). Travelport charges us fees for issuing, renewing or extending letters of credit on our behalf. In addition, in December 2011, we agreed to make a one-time payment to Travelport, on February 1, 2012, of $3.0 million related to fees associated with a recent amendment to the Travelport credit facility under which Travelport issues letters of credit on behalf of the Company. This payment is subject to a refund provision through September 30, 2013 if Travelport is no longer obligated to provide letters of credit on behalf of the Company or if we obtain our own letter of credit facility. We are recognizing the $3.0 million payment to Travelport over the term of its underlying credit facility, or approximately two and a half years. The expenses related to these fees are included in interest expense in our consolidated statements of operations. At December 31, 2011 and December 31, 2010, there were $74.2 million and $72.3 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 9 - Commitments and Contingencies).

Master License Agreement

We entered into a Master License Agreement with Travelport at the time of the IPO. Pursuant to this agreement, Travelport licenses certain of our intellectual property and pays us fees for related maintenance and support services. The licenses include our supplier link technology; portions of ebookers' booking, search and vacation package technologies; certain of our products and online booking tools for corporate travel; portions of our private label vacation package technology; and our extranet supplier connectivity functionality.

The Master License Agreement granted us the right to use a corporate online booking product developed by Travelport. We have entered into a value added reseller license with Travelport for this product.

GDS Service Agreements

In connection with the IPO, we entered into the Travelport GDS Service Agreement, which expires on December 31, 2014. The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each air, car and hotel segment that is processed through the Travelport GDSs. This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 32.8 million, 33.7 million and 36.0 million segments through the Travelport GDSs during the years ended December 31, 2011, 2010 and 2009, respectively. Of the required number of segments, 16.0 million segments were required to be processed each year through Worldspan, and 16.8 million, 17.7 million and 20.0 million segments were required to be processed through Galileo during the years ended December 31, 2011, 2010 and 2009, respectively. The required number of segments processed in future years for Worldspan is fixed at 16.0 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed by our domestic brands in the preceding year. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. We are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDS. No payments were made to Travelport related to the minimum segment requirement for our domestic brands for the years ended December 31, 2011, 2010 and 2009.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2011, 2010 and 2009, and as a result, we were required to make shortfall payments of $0.4 million to Travelport related to each of these years, respectively.

A significant portion of our GDS services are provided through the Travelport GDS Service Agreement. For the years ended December 31, 2011, 2010 and 2009, we recognized $111.5 million, $113.3 million and $111.6 million of incentive revenue for segments processed through Galileo and Worldspan, respectively, which accounted for more than 10% of our total net revenue.

Hotel Sourcing and Franchise Agreement

We entered into a Master Supply and Services Agreement (the “GTA Agreement”) with GTA, a wholly-owned subsidiary of Travelport, which became effective on January 1, 2008. Under the GTA Agreement, we pay GTA a contract rate for hotel and destination services inventory it makes available to us for booking on our websites. The contract rate exceeds the prices at which suppliers make their inventory available to GTA for distribution and is based on a percentage of the rates GTA makes such inventory available to its other customers. We are also subject to additional fees if we exceed certain specified booking levels. The initial term of the GTA Agreement expired on December 31, 2010. GTA was no longer a related party as of December 31, 2011.

Corporate Travel Agreement

We provide corporate travel management services to Travelport and its subsidiaries. We believe that this agreement was executed on terms comparable to those of unrelated third parties.

Letter Agreement

In February 2011, we entered into a Letter Agreement with Travelport, which was amended in March 2011 (the “Letter Agreement”). The Letter Agreement amended and clarified certain terms set forth in agreements that we had previously entered into with Travelport and provided certain benefits to us so long as certain conditions were met.

 The Letter Agreement contained a provision relating to the absence of ticketing authority on AA. Under this agreement, our segment incentives payable from Travelport under the parties’ Travelport GDS Service Agreement were increased effective December 22, 2010 until the earliest of August 31, 2011, the reinstatement of ticketing authority by AA for our Orbitz.com website, the consummation of a direct connect relationship with AA, or the determination by our Audit Committee of the Board of Directors (the “Audit Committee”) that we were engaged in a discussion with AA that is reasonably likely to result in a direct connect relationship between us and AA. On June 1, 2011, the Illinois Circuit Court of Cook County ruled in favor of Travelport’s request for injunctive relief against AA in Travelport, LP v. American Airlines, Inc. As a result of this ruling, ticketing authority by AA was immediately reinstated on our Orbitz.com website resulting in the expiration on June 1, 2011 of the increased segment incentives payable from Travelport pursuant to the Letter Agreement. While AA immediately made its full schedule of flights available on both our Orbitz.com and Orbitz for Business websites as a result of this ruling, it was only required to do so through August 31, 2011, the date on which its distribution agreement with Travelport expired. In July 2011, we entered into a Letter Agreement with AA which extends the period over which AA is prohibited from removing its content from our websites to March 31, 2012.

The Letter Agreement also contained an amendment to the Travelport GDS Service Agreement. This amendment established a higher threshold at which potential decreases in Travelport's segment incentive payments to us could take effect and reduced the percentage impact of the potential decreases. We are entitled to receive these benefits as long as our Audit Committee does not determine that we are engaged in a discussion with any airline that is reasonably likely to result in a direct connect relationship and we have not consummated a direct connect relationship with any airline.

The Letter Agreement also clarified that we were permitted to proceed with an arrangement with ITA that provides for our use of ITA’s airfare search solution after December 31, 2011. In addition, we agreed to the circumstances under which we will use e-Pricing for searches on our websites through December 31, 2014.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Transactions with Other Affiliates of Blackstone

In the course of conducting business, we have entered into various agreements with other affiliates of Blackstone. For example, we have agreements with certain hotel management companies that are affiliates of Blackstone and that provide us with access to their inventory. We also purchase services from certain Blackstone affiliates such as telecommunications and advertising. In addition, various Blackstone affiliates utilize our partner marketing programs and corporate travel services. We believe that these agreements have been executed on terms comparable to those available from unrelated third parties.

The following table summarizes the related party balances with other affiliates of Blackstone, reflected in our consolidated balance sheets:

	December 31, 2011	December 31, 2010
	(in thousands)
Accounts receivable	$374	$235
Accounts payable (a)	4,647	6,288
Accrued expenses (a)	—	1,965
Accrued merchant payable	6,022	14,135
Other current liabilities (a)	—	229
Other non-current liabilities (a)	—	514

(a)
The balances at December 31, 2010 include amounts related to our agreements with TCV and Intelenet Global Services (“Intelenet”). As of the end of the third quarter of 2011, Intelenet was no longer a related party, and as of the end of the second quarter of 2011, TCV was no longer a related party, both as a result of divestitures.

The following table summarizes the related party transactions with other affiliates of Blackstone for the years ended December 31, 2011, 2010 and 2009, reflected in our consolidated statements of operations:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net revenue (a)	$23,966	$22,098	$16,793
Cost of revenue (a)	15,144	30,166	26,429
Selling, general and administrative expense (a)	2,354	2,913	3,136
Marketing expense	70	54	¯

(a)	These amounts include expenses related to our Intelenet agreements through June 30, 2011 and our TCV agreements through September 30, 2011.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Fair Value Measurements

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2011 and 2010, which are classified as cash and cash equivalents, other current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	Fair Value Measurements as of
	December 31, 2011				December 31, 2010
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Money market funds	$36,002	36,002	—	—	$49,097	49,097	—	—
Foreign currency hedge assets	$991	991	—	—	$—	—	—	—

Liabilities:
Foreign currency hedge liabilities	$495	495	—	—	$2,227	2,227	—	—
Interest rate swap liabilities	$586	—	586	—	$2,917	—	2,917	—

We value our foreign currency hedges based on the difference between the foreign currency contract rate and widely available foreign currency rates as of the measurement date. Our foreign currency hedges are short-term in nature, generally maturing within 30 days. We value our interest rate swaps using valuations that are calibrated to the initial trade prices. Using a market-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rates, credit spreads and volatilities.

The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the year ended December 31, 2011. These non-financial assets, which included the goodwill and trademarks and trade names associated with our HotelClub reporting unit as well as the trademarks and trade names associated with our Orbitz brand, were required to be measured at fair value in connection with the annual impairment test we performed on our goodwill and trademarks and trade names in the fourth quarter of 2011 (see Note 4 - Impairment of Goodwill and Intangible Assets).

		Fair Value Measurements Using
	Balance at October 1, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total (Losses)
	(in thousands)
Goodwill - HotelClub	$—	$—	$—	$—	$(29,762)
Trademarks and trade names
HotelClub	$3,200	$—	$—	$3,200	$(1,475)
Orbitz	96,346	—	—	96,346	(18,654)
Total trademarks and trade names	$99,546	$—	$—	$99,546	$(20,129)

The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the year ended December 31, 2010. These non-financial assets, which included the goodwill, trademarks and certain property and equipment associated with our HotelClub reporting unit as well as the trademark associated with our CheapTickets brand, were required to be measured at fair value as of October 1, 2010 in connection with the annual impairment test we performed on our goodwill and trademarks and trade names in the fourth quarter of 2010.

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements Using
	Balance at October 1, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total (Losses)
	(in thousands)
Goodwill - HotelClub	$29,118	$—	$—	$29,118	$(41,753)
Trademarks and trade names
HotelClub	$4,658	$—	$—	$4,658	$(17,752)
CheapTickets	4,354	—	—	4,354	(10,646)
Total trademarks and trade names	$9,012	$—	$—	$9,012	$(28,398)
Capitalized software	$1,865	$—	$—	$1,865	$(4,516)

In addition to the assets shown in the table above, we were also required to measure the assets related to the expected in-kind marketing and promotional support to be received from each of Northwest Airlines and American Airlines at fair value during the year ended December 31, 2010. Upon completion of the operational merger of Northwest Airlines and Delta Airlines into a single operating carrier, Northwest Airlines was no longer obligated to provide us with in-kind marketing and promotional support after June 1, 2010. As a result, we recorded a charge to write-off this asset. In December 2010, AA terminated its Charter Associate Agreement with us. As a result, AA was no longer obligated to provide us with in-kind marketing and promotional support after December 2010, and we recorded a charge to write-off this asset.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued merchant payable and accrued expenses, the carrying value approximates or equals fair value due to their short-term nature.

The carrying value of the Term Loan was $472.2 million at December 31, 2011, compared with a fair value of $415.5 million. At December 31, 2010, the carrying value of the Term Loan was $492.0 million, compared with a fair value of $465.9 million. The fair values were determined based on quoted market ask prices.

18.	Segment Information

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

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net revenue
United States	$546,840	$579,386	$584,834
All other countries	219,979	178,101	152,814
Total	$766,819	$757,487	$737,648

ORBITZ WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents property and equipment, net, by geographic area.

	December 31, 2011	December 31, 2010
	(in thousands)
Long-lived assets
United States	$134,703	$149,559
All other countries	6,999	8,504
Total	$141,702	$158,063

19.	Quarterly Financial Data (Unaudited)
The following table presents certain unaudited consolidated quarterly financial information.

	Three Months Ended
	December 31, 2011 (a)	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands, except per share data)
Net revenue	$177,146	$202,924	$201,826	$184,923
Cost and expenses	214,500	180,064	181,989	185,555
Operating income/(loss)	(37,354)	22,860	19,837	(632)
Net income/(loss)	(46,505)	11,233	8,888	(10,893)
Basic net income/(loss) per share	(0.44)	0.11	0.09	(0.11)
Diluted net income/(loss) per share	(0.44)	0.11	0.08	(0.11)

	Three Months Ended
	December 31, 2010 (a)(b)	September 30, 2010	June 30, 2010	March 31, 2010 (b)
	(in thousands, except per share data)
Net revenue	$182,364	$194,479	$193,491	$187,153
Cost and expenses	250,037	166,918	171,949	180,387
Operating income/(loss)	(67,673)	27,561	21,542	6,766
Net income/(loss)	(78,041)	15,332	9,733	(5,261)
Basic net income/(loss) per share	(0.76)	0.15	0.10	(0.05)
Diluted net income/(loss) per share	(0.76)	0.15	0.09	(0.05)

(a)
During the three months ended December 31, 2011 and 2010, we recorded non-cash impairment charges related to goodwill and intangible assets of $49.9 million and $70.2 million, respectively (see Note 4 - Goodwill and Intangible Assets).

(b)
During the three months ended December 31, 2010 and March 31, 2010, we recorded non-cash impairment charges related to property and equipment and other assets of $9.4 million and $1.7 million, respectively (see Note 3 - Property and Equipment, Net and Note 8 - Unfavorable Contracts).

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Tax Valuation Allowance
Year Ended December 31, 2011	$312,520	$1,651	$(15,311)	(a)	$—		$298,860
Year Ended December 31, 2010	329,868	3,344	(20,692)	(b)	—		312,520
Year Ended December 31, 2009	319,512	34,560	(19,398)	(b)	(4,806)	(c)	329,868

(a)
Includes a reduction of $12.0 million to the deferred tax asset in connection with a reduction of the tax sharing liability to the airlines. The remaining $3.3 million represents the combined effect of foreign currency translation adjustments, a reduction to the U.K. tax rate and other reclassification adjustments between the gross deferred tax assets and the corresponding valuation allowance.

(b)
Represents foreign currency translation adjustments to the valuation allowance and reclassification adjustments between our gross deferred tax assets and the corresponding valuation allowance. The amount for the year ended December 31, 2010 also includes the effects of a U.K. tax rate change.

(c)
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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures under Rules 13a-15(e) of the Exchange Act are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our CEO and our CFO. Based on that evaluation, solely because of the material weakness in internal control over financial reporting described below, our management concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective. We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting other than as described below in Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting is the process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As of December 31, 2011, our management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria in Internal Control - Integrated Framework, established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011, as a result of the material weakness discussed below.

Ineffective Information Technology Controls:  Our management identified a number of deficiencies related to the design and operating effectiveness of certain information technology (“IT”) general and application controls that have a direct impact on our financial reporting. While none of the individual deficiencies noted in these areas rise to the level of a material weakness, based on the nature and interrelationship of the noted deficiencies, our management concluded that these deficiencies, when considered in the aggregate, resulted in a reasonable possibility that a material misstatement in our interim or annual financial statements would not be prevented or detected on a timely basis.

Specifically, the following material weakness existed as of December 31, 2011: Policies and procedures over IT program development and change management do not operate at a sufficient level to ensure all changes affecting the financial statements and underlying accounting records and key reports are identified, authorized, tested and implemented appropriately. In addition, certain deficiencies were noted in automated, application and manual business controls that are dependent on system information for their effective operation and, as a result, financial information may not be accurately reflected in key reports or in the general ledger. These IT-dependent controls include controls over the replication of data between IT applications, such as data completeness, input controls and validity checks, as well as controls over account reconciliations and the preparation of journal entries for certain key accounts.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the financial statements contained in this Annual Report on Form 10-K and issued an auditors' report on the effectiveness of our internal control over financial reporting, which report is included herein.

Remediation Plan

We are actively engaged in the development and implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. In late 2011, we established new leadership over certain IT support functions which will devote a significant amount of effort to improving the quality of the controls surrounding our IT systems. In addition, we are developing a new subledger system that will strengthen our controls surrounding account reconciliations and journal entries. We have prioritized these remediation efforts. Until this material weakness is remediated, we will continue to perform additional procedures to reasonably assure the reliability of financial reporting and the preparation of our consolidated financial statements contained in future periodic filings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orbitz Worldwide, Inc.
Chicago, Illinois

We have audited the internal control over financial reporting of Orbitz Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment identified certain control deficiencies related to ineffective information technology controls. The combination of these deficiencies represents a material weakness in the Company's internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated March 5, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 5, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” in the 2012 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

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

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation,” “Summary Compensation Table” and “Director Compensation” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included in Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Person Transactions” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance — Independence of Directors” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Deloitte & Touche LLP” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements: The following financial statements are included in Item 8 herein:

(a)(2)	Financial Statement Schedules: The following financial statement schedule is included in Item 8 herein:

Schedule II. Valuation and Qualifying Accounts	94
All other schedules are omitted because they are either not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

(a)(3)	Exhibits: See the Exhibit Index included in this Form 10-K and is incorporated by reference herein.

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

Date:	March 5, 2012	By:	/s/ Barney Harford
Barney Harford
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 5, 2012	By:	/s/ Russell Hammer
Russell Hammer
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	March 5, 2012	By:	/s/ Thomas L. Kram
Thomas L. Kram
Group Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 5, 2012	By:	/s/ Jeff Clarke
Jeff Clarke
Chairman of the Board of Directors

Date:	March 5, 2012	By:	/s/ Martin J. Brand
Martin J. Brand
Director

Date:	March 5, 2012	By:	/s/ Mark S. Britton
Mark S. Britton
Director

Date:	March 5, 2012	By:	/s/ Kenneth S. Esterow
Kenneth S. Esterow
Director

Date:	March 5, 2012	By:	/s/ Robert L. Friedman
Robert L. Friedman
Director

Date:	March 5, 2012	By:	/s/ Bradley T. Gerstner
Bradley T. Gerstner
Director

Date:	March 5, 2012	By:	/s/ Jill A. Greenthal
Jill A. Greenthal
Director

Date:	March 5, 2012	By:	/s/ Kristina M. Leslie
Kristina M. Leslie
Director

Date:	March 5, 2012	By:	/s/ Jaynie Miller Studenmund
Jaynie Miller Studenmund
Director

EXHIBIT INDEX

Exhibit No.		Description

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

Exhibit No.		Description
10	.14†	Amendment to the Global Agreement, effective as of December 22, 2010, between Amadeus IT Group, S.A. and ebookers Limited.
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
Letter Agreement, dated as of February 1, 2011, between Orbitz Worldwide, Inc. and Travelport, LP (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2011).

10.22
Amendment, dated as of March 29, 2011 to Agreement relating to AA Ticketing Authority, dated as of February 1, 2011, between Orbitz Worldwide, Inc. and Travelport, LP (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2011).

10	.23†
Letter Agreement, dated as of July 29, 2011, between Orbitz Worldwide, LLC and American Airlines, Inc. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q/A for the Quarterly Period ended September 30, 2011).

10	.24†	Letter Agreement, dated as of December 27, 2011, between Orbitz Worldwide, Inc. and Travelport Limited.
10	.25†
Master License Agreement, dated as of July 23, 2007, by and among Galileo International Technology, LLC, Galileo International, LLC, Orbitz, LLC, ebookers Limited, Donvand Limited, Travelport for Business, Inc., Orbitz Development, LLC and Neat Group Corporation (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).

10	.26†
Master Supply and Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).

10.27
Amendment No. 1, dated as of December 31, 2009, to Master Supply and Services Agreement, dated as of July 23, 2007, among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited (incorporated by reference to Exhibit 10.20 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009).

10	.28†
Software License Agreement, dated as of July 23, 2007, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.8 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).

10	.29†
Letter Agreement, dated as of February 1, 2011, by and between Orbitz Worldwide, Inc. and ITA Software, Inc. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2011).

10	.30†
Software License Agreement, dated as of April 1, 2011, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2011).

10	.31†
Letter Agreement, dated as of November 15, 2010, by and between Orbitz Worldwide, LLC and Google Inc., related to Software License Agreement, dated as of April 1, 2011, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2011).

Exhibit No.		Description
10	.32†
Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).

10	.33†
First Amendment, dated as of February 8, 2008, to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended March 31, 2008).

10.34
Second Amendment, dated as of April 4, 2008, to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended June 30, 2008).

10	.35†
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

10.36
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

10.37
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

10	.38†
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

10.39
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

10.40
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

10.41
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

10.42
Tenth Amendment, dated as of October 22, 2010, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.

10.43
Twelfth Amendment, dated as of May 5, 2011, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2011).

10.44
Thirteenth Amendment, dated as of May 5, 2011, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2011).

Exhibit No.		Description
10.45
Fourteenth Amendment, dated as of July 29, 2011, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2011).

10	.46†
Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 27, 2007).

10	.47†
Amendment, effective as of January 17, 2008, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.16 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007).

10	.48†
First Amended UltraDirect Services Schedule to the Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2010).

10	.49†
First Amended Pricing Schedule to the Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2010).

10.50
Exchange Agreement, dated as of November 4, 2009, between Orbitz Worldwide, Inc. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on November 10, 2009).

10.51
Amendment No. 1, dated as of January 15, 2010, to Exchange Agreement, by and among Orbitz Worldwide, Inc. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.31 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009).

10.52
Stock Purchase Agreement, dated as of November 4, 2009, between Orbitz Worldwide, Inc. and Travelport Limited (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on November 10, 2009).

10.53
Shareholders' Agreement, dated as of November 4, 2009, among Orbitz Worldwide, Inc, PAR Investment Partners, L.P. and Travelport Limited (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on November 10, 2009).

10	.54*
Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 6, 2011).

10	.55*
Employment Agreement (including Form of Option Award Agreement), dated as of January 6, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.2 to Orbitz Worldwide, Inc. Current Report on Form 8-K filed on January 12, 2009).

10	.56*
Amendment to Employment Agreement, effective as of July 17, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).

10	.57*
Amendment No. 2 to Employment Agreement, effective as of July 17, 2010, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2010).

10	.58*	Letter Agreement, dated as of December 30, 2010, between Orbitz Worldwide, Inc. and Russell Hammer.
10	.59*
Letter Agreement, dated as of February 11, 2011, between Orbitz Worldwide, Inc. and Russell Hammer (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2011).

10	.60*
Letter Agreement, dated as of May 31, 2011, between Orbitz Worldwide, Inc. and Russell Hammer (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2011).

10	.61*
Amended and Restated Employment Agreement, dated as of December 5, 2008, between Orbitz Worldwide, Inc. and Marsha Williams (incorporated by reference to Exhibit 10.29 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).

10	.62*
Transition and Retirement Agreement and General Release, dated as of June 8, 2010, between Orbitz Worldwide, Inc. and Marsha Williams (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 9, 2010).

Exhibit No.		Description
10	.63*
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

10	.65*
Letter Agreement, dated March 3, 2009, between Orbitz Worldwide, Inc. and James P. Shaughnessy (incorporated by reference to Exhibit 10.33 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).

10	.66*
Letter Agreement, dated July 31, 2009, between Orbitz Worldwide, Inc. and James P. Shaughnessy (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).

10	.67*
Letter Agreement, effective as of August 2, 2010, between Orbitz Worldwide, Inc. and James P. Shaughnessy (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2010).

10	.68*	Letter Agreement, effective as of March 29, 2010, between Orbitz Worldwide, Inc. and Samuel M. Fulton.
10	.69*
Amendment to Letter Agreement dated March 29, 2010 between Orbitz Worldwide, Inc. and Samuel M. Fulton (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 12, 2011).

10	.70*	Letter Agreement dated June 18, 2010 by and between Orbitz Worldwide, Inc. and Chris Orton
10	.71*	Amendment to Letter Agreement dated August 11, 2011 by and between Orbitz Worldwide, Inc. and Chris Orton
10	.72*	Contract of Employment dated April 28, 2009 by and between Orbitz Worldwide, Inc. and Tamer Tamar
10	.73*	Amendment to Employment Agreement dated December 28, 2011 by and between Orbitz Worldwide, Inc. and Tamer Tamar
10	.74*
Form of Option Award Agreement (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).

10	.75*
Form of Option Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.15 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).

10	.76*	Form of Stock Option Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.77*
Form of Stock Option Award Agreement (Non-Executive Employees) - 2010 Stock Option Exchange (incorporated by reference to Exhibit (d)(2) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).

10	.78*	Form of Stock Option Award Agreement (Executive Officers) - 2010 Stock Option Exchange (incorporated by reference to Exhibit (d)(3) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).
10	.79*
Form of Stock Option Award Agreement (Converted Travelport Equity) - 2010 Stock Option Exchange (incorporated by reference to Exhibit (d)(4) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).

10	.80*
Form of Restricted Stock Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.13 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).

10	.81*
Form of RSU Award Agreement (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).

10	.82*
Form of Restricted Stock Unit Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.14 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).

10	.83*	Form of Restricted Stock Unit Award Agreement for Senior Management (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
10	.84*	Form of Restricted Stock Unit Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).

Exhibit No.		Description
10	.85*
Form of CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).

10	.86*
Form of Performance-Based Restricted Stock Unit Award Agreement - 2008 Equity Grants (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).

10	.87*
Form of Performance-Based Restricted Stock Unit Award Agreement (Chief Executive Officer) - 2010 Equity Grants (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).

10	.88*
Form of Performance-Based Restricted Stock Unit Award Agreement (Executive Officers) -  2010 Equity Grants (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).

10	.89*
Amended and Restated Orbitz Worldwide, Inc. Performance-Based Annual Incentive Plan, effective June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 4, 2009).

10	.90*
Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2010).

10	.91*	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
18		Preferability letter from Deloitte & Touche LLP on change in date of annual goodwill impairment testing.
21		List of Subsidiaries.
23		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS#	XBRL Instance Document
101	.SCH#	XBRL Taxonomy Extension Schema Document
101	.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

*	Indicates a management contract or compensatory plan or arrangement.

#
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.