Form 10-K/A
period 2011-12-31
Orbitz Worldwide, Inc.
filed 2012-03-20
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

Explanatory Note
The purpose of this Amendment No. 1 to Orbitz Worldwide, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2012 (the “Original Form 10-K”), is to file Exhibit 10.24, which was inadvertently omitted from our Original Form 10-K, as well as to revise our Exhibit Index.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3)	Exhibits: See the Exhibit Index included in this Form 10-K/A and is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ WORLDWIDE, INC

Date:	March 20, 2012	By:	/s/ Barney Harford
Barney Harford
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.		Description

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
Amendment to the Global Agreement, effective as of December 22, 2010, between Amadeus IT Group, S.A. and ebookers Limited (incorporated by reference to Exhibit 10.14 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

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

10.24		Letter Agreement, dated as of December 27, 2011, between Orbitz Worldwide, Inc. and Travelport Limited.
10	.25†
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

10.42
Tenth Amendment, dated as of October 22, 2010, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.35 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

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
Letter Agreement, dated as of December 30, 2010, between Orbitz Worldwide, Inc. and Russell Hammer (incorporated by reference to Exhibit 10.48 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

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
Letter Agreement, effective as of March 29, 2010, between Orbitz Worldwide, Inc. and Samuel M. Fulton (incorporated by reference to Exhibit 10.56 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

10	.69*
Amendment to Letter Agreement dated March 29, 2010 between Orbitz Worldwide, Inc. and Samuel M. Fulton (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 12, 2011).

10	.70*‡	Letter Agreement dated June 18, 2010 by and between Orbitz Worldwide, Inc. and Chris Orton.
10	.71*‡	Amendment to Letter Agreement dated August 11, 2011 by and between Orbitz Worldwide, Inc. and Chris Orton.
10	.72*‡	Contract of Employment dated April 28, 2009 by and between Orbitz Worldwide, Inc. and Tamer Tamar.
10	.73*‡	Amendment to Employment Agreement dated December 28, 2011 by and between Orbitz Worldwide, Inc. and Tamer Tamar.
10	.74*
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

10	.91*	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
18	‡	Preferability letter from Deloitte & Touche LLP on change in date of annual goodwill impairment testing.
21	‡	List of Subsidiaries.
23	‡	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS#‡	XBRL Instance Document
101	.SCH#‡	XBRL Taxonomy Extension Schema Document
101	.CAL#‡	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF#‡	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB#‡	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE#‡	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Previously filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 5, 2012.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

*	Indicates a management contract or compensatory plan or arrangement.

#
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.