Form 10-Q
period 2012-03-31
Orbitz Worldwide, Inc.
filed 2012-05-04
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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

As of April 30, 2012, 104,103,197 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements also may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2012 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2011 Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Net revenue	$189,779	$184,923
Cost and expenses:
Cost of revenue	36,116	36,315
Selling, general and administrative	70,313	68,609
Marketing	65,528	65,357
Depreciation and amortization	13,878	15,274
Total operating expenses	185,835	185,555
Operating income/(loss)	3,944	(632)
Other income/(expense):
Net interest expense	(9,955)	(10,565)
Other income/(expense)	(44)	390
Total other expense	(9,999)	(10,175)
Loss before income taxes	(6,055)	(10,807)
Provision for income taxes	456	86
Net loss	$(6,511)	$(10,893)

Net loss per share - basic and diluted:
Net loss per share	$(0.06)	$(0.11)
Weighted-average shares outstanding	104,812,523	103,334,475

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(6,511)	$(10,893)
Other comprehensive income/(loss) (a):
Currency translation adjustment	(4,427)	(3,842)
Unrealized gain on floating to fixed interest rate swaps	133	1,039
Other comprehensive loss	(4,294)	(2,803)
Comprehensive loss	$(10,805)	$(13,696)

(a)	There was no income tax impact to other comprehensive income/(loss) for the three months ended March 31, 2012 and 2011.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$187,665	$136,171
Accounts receivable (net of allowance for doubtful accounts of $1,419 and $1,108, respectively)	79,198	62,377
Prepaid expenses	17,172	15,917
Due from Travelport, net	17,974	3,898
Other current assets	5,847	2,402
Total current assets	307,856	220,765
Property and equipment, net	140,802	141,702
Goodwill	647,300	647,300
Trademarks and trade names	108,345	108,194
Other intangible assets, net	3,747	4,162
Deferred income taxes, non-current	7,303	7,311
Other non-current assets	16,704	16,352
Total Assets	$1,232,057	$1,145,786
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,708	$30,937
Accrued merchant payable	348,555	238,694
Accrued expenses	130,605	120,962
Deferred income	48,594	28,953
Term loan, current	25,600	32,183
Other current liabilities	2,850	2,034
Total current liabilities	572,912	453,763
Term loan, non-current	414,430	440,030
Tax sharing liability	71,313	68,411
Unfavorable contracts	3,330	4,440
Other non-current liabilities	18,660	18,617
Total Liabilities	1,080,645	985,261
Commitments and contingencies (see Note 7)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 103,978,188 and 103,814,769 shares issued, respectively	1,040	1,038
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,037,783	1,036,093
Accumulated deficit	(887,397)	(880,886)
Accumulated other comprehensive income (net of accumulated tax benefit of $2,558)	38	4,332
Total Shareholders’ Equity	151,412	160,525
Total Liabilities and Shareholders’ Equity	$1,232,057	$1,145,786

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(6,511)	$(10,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,878	15,274
Amortization of unfavorable contract liability	(1,110)	(623)
Non-cash net interest expense	3,810	3,776
Deferred income taxes	212	(131)
Stock compensation	1,716	1,977
Changes in assets and liabilities:
Accounts receivable	(15,863)	(9,305)
Deferred income	19,239	17,522
Due from Travelport, net	(14,066)	(3,359)
Accrued merchant payable	106,523	76,664
Accounts payable, accrued expenses and other current liabilities	3,973	9,682
Other	(13,048)	(10,739)
Net cash provided by operating activities	98,753	89,845
Investing activities:
Property and equipment additions	(12,550)	(12,969)
Changes in restricted cash	(650)	361
Net cash used in investing activities	(13,200)	(12,608)
Financing activities:
Payments on the term loan	(32,183)	(19,808)
Employee tax withholdings related to net share settlements of equity-based awards	(24)	(89)
Payments on tax sharing liability	(3,734)	—
Payments on note payable	(57)	(57)
Net cash used in financing activities	(35,998)	(19,954)
Effects of changes in exchange rates on cash and cash equivalents	1,939	1,246
Net increase in cash and cash equivalents	51,494	58,529
Cash and cash equivalents at beginning of period	136,171	97,222
Cash and cash equivalents at end of period	$187,665	$155,751
Supplemental disclosure of cash flow information:
Income tax payments, net	$815	$918
Cash interest payments	$9,475	$7,195
Non-cash investing activity:
Capital expenditures incurred not yet paid	$481	$459

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

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant's travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures. We refer to this acquisition as the “Blackstone Acquisition.”

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (the “IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At March 31, 2012 and December 31, 2011, Travelport and investment funds that own and/or control Travelport's ultimate parent company beneficially owned approximately 54% and 55% of our outstanding common stock, respectively.

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

Management believes that the accompanying condensed consolidated financial statements contain all adjustments, composed of normal recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Capitalized software	$292,634	$285,277
Furniture, fixtures and equipment	80,325	78,157
Leasehold improvements	13,465	13,650
Construction in progress	16,300	13,868
Gross property and equipment	402,724	390,952
Less: accumulated depreciation	(261,922)	(249,250)
Property and equipment, net	$140,802	$141,702

We recorded depreciation expense related to property and equipment in the amount of $13.4 million and $14.1 million for the three months ended March 31, 2012 and 2011, respectively.

3.	Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Advertising and marketing	$37,953	$26,461
Tax sharing liability (see Note 5)	17,582	20,579
Employee costs	16,901	21,220
Contract exit costs (a)	10,392	10,017
Professional fees	9,653	6,458
Customer service costs	8,045	8,337
Technology costs	6,410	5,406
Customer refunds	6,242	5,328
Airline rebates	5,367	4,534
Unfavorable contracts (see Note 6)	4,440	4,440
Customer incentive costs	3,076	2,861
Other	4,544	5,321
Total accrued expenses	$130,605	$120,962

(a)
In connection with the early termination of an agreement with Trilegiant Corporation (now Affinion Group) in 2007, we are required to make termination payments totaling $18.5 million from January 1, 2008 to December 31, 2016. At March 31, 2012 and December 31, 2011, the liability's carrying value of $11.7 million was included in our condensed consolidated balance sheets, $10.4 million of which was included in accrued expenses and $1.3 million of which was included in other non-current liabilities at March 31, 2012, and $10.0 million of which was included in accrued expenses and $1.7 million of which was included in other non-current liabilities at December 31, 2011.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Term Loan and Revolving Credit Facility

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
The change in the Term Loan during the three months ended March 31, 2012 was as follows:

Amount
(in thousands)
Balance at December 31, 2011	$472,213
Prepayment from excess cash flow	(32,183)
Balance at March 31, 2012	$440,030

Based on our current financial projections for the year ending December 31, 2012, we estimate that we will be required to make a $25.6 million prepayment from excess cash flow in the first quarter of 2013. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of March 31, 2012. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2013 is not reasonably estimable as of March 31, 2012.

At March 31, 2012, $100.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $340.0 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 3.4% (see Note 9 - Derivative Financial Instruments).

Revolver

The Revolver provides for borrowings and letters of credit of up to $72.5 million ($42.6 million in U.S. dollars and the equivalent of $29.9 million denominated in Euros and Pounds sterling) and at March 31, 2012 bears interest at a variable rate, at our option, of LIBOR plus a margin of 225 basis points or the Alternative Base Rate plus a margin of 125 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We incur a commitment fee of 50 basis points on any unused amounts on the Revolver. The Revolver matures in July 2013.

At March 31, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolver and the equivalent of $13.7 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds sterling. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings. Due to the letters of credit issued under the Revolver, we had $58.8 million and $61.7 million of availability at March 31, 2012 and December 31, 2011, respectively. Commitment fees on unused amounts under the Revolver were $0.1 million for the three months ended March 31, 2012 and 2011.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of March 31, 2012, the estimated remaining payments that may be due under this agreement were approximately $135.6 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $88.9 million and $89.0 million at March 31, 2012 and December 31, 2011, respectively. The change in the tax sharing liability for the three months ended March 31, 2012 is as follows:

Amount
(in thousands)
Balance at December 31, 2011	$88,990
Accretion of interest expense (a)	3,639
Cash payments	(3,734)
Balance at March 31, 2012	$88,895

(a)	We accreted interest expense related to the tax sharing liability of $3.6 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $17.6 million and $20.6 million was included in accrued expenses in our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively. The long-term portion of the tax sharing liability of $71.3 million and $68.4 million was reflected as the tax sharing liability in our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.

6.	Unfavorable Contracts

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

The change in the net unfavorable contract liability for the three months ended March 31, 2012 is as follows:

Amount
(in thousands)
Balance at December 31, 2011	$8,880
Amortization (a)	(1,110)
Balance at March 31, 2012	$7,770

(a)
We recognized net amortization of $1.1 million ($1.9 million was recorded as an increase to net revenue and $0.8 million was recorded as an increase to marketing expense) for the three months ended March 31, 2012 and $0.6 million ($1.9 million was recorded as an increase to net revenue and $1.3 million was recorded as an increase to marketing expense) for the three months ended March 31, 2011.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current portion of the liability of $4.4 million was included in accrued expenses in our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011. The long-term portion of the liability of $3.3 million and $4.4 million was reflected as unfavorable contracts in our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.

7.	Commitments and Contingencies

Our commitments as of March 31, 2012 did not materially change from the amounts set forth in our 2011 Annual Report on Form 10-K, except for changes in the timing of future payments on the Term Loan (see Note 4 - Term Loan and Revolving Credit Facility).

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the Louisiana Department of Revenue; the Montana Department of Revenue; the New Mexico Taxation and Revenue Department; the Wyoming Department of Revenue; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Aurora, Broomfield, Colorado Springs, Golden, Greenwood Village, Lakewood, Littleton, Loveland, and Steamboat Springs, Colorado; and the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. On March 5, 2012, the New Mexico Taxation and Revenue Department determined that the hotel occupancy taxes were properly reported and withdrew its audit notice.

Assessments that are administratively final and subject to judicial review have been issued by the cities of Anaheim, San Francisco, Santa Monica and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade and Broward, Florida; the Indiana Department of Revenue; the Hawaii Department of Taxation; and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the Colorado Department of Revenue; the Maryland Comptroller; the Texas Comptroller; the West Virginia Department of Revenue; the city of Los Angeles, California; the city of Philadelphia, Pennsylvania; the City of Portland, Oregon; the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; and the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia; Osceola, Florida; and Montgomery Maryland. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. These assessments range from $250 to approximately $40.9 million, and total approximately $60.5 million. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2011, related to the city of San Antonio, Texas hotel occupancy tax case, the United States District Court for the Western District of Texas issued its findings of fact and conclusions of law in which it held the defendant online travel companies, including Orbitz, liable for hotel occupancy taxes on markup, fees, and breakage revenue, and also imposed penalties and interest. We expect the court will enter judgment in the second quarter of 2012, and after judgment is entered, we intend to appeal the ruling and expect to prevail. Accordingly, we have not accrued any expenses related to this case. It is possible, however, that we will not prevail, and if that occurs, we estimate that the amount of the judgment that we would be required to pay would be approximately $2.9 million.

Also in July 2011, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments (see Note 3 - Accrued Expenses); in 2010, in connection with a dispute with Trilegiant, we ceased making termination payments.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of March 31, 2012 and December 31, 2011, we had a $0.7 million and $0.9 million accrual related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We cannot estimate our range of loss, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

Financing Arrangements

We are required to issue letters of credit to certain suppliers and non-U.S. regulatory and government agencies primarily to satisfy consumer protection requirements. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as amended (the “Separation Agreement”), entered into in connection with the IPO. Travelport charges us fees for issuing, renewing or extending letters of credit on our behalf. In February 2012, we made a one-time payment to Travelport of $3.0 million related to fees associated with a recent amendment to the Travelport credit facility under which Travelport issues letters of credit on our behalf. This payment is subject to a refund provision through September 30, 2013 if Travelport is no longer obligated to provide letters of credit on our behalf or if we obtain our own letter of credit facility. We are recognizing the $3.0 million payment to Travelport over the term of its underlying credit facility, or approximately two and a half years. The expenses related to these fees are included in interest expense in our consolidated statements of operations.

At March 31, 2012 and December 31, 2011, there were $74.3 million and $74.2 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 11 - Related Party Transactions). In addition, at March 31, 2012 and December 31, 2011, there were the equivalent of $13.7 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds sterling. Total letter of credit fees were $1.8 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

8.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. We recognized total equity-based compensation expense of $1.7 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively, none of which has provided us with a tax benefit. There was no significant activity related to our share-based awards during the three months ended March 31, 2012.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Derivative Financial Instruments

Interest Rate Hedges

At March 31, 2012, we had the following interest rate swap outstanding that effectively converted $100.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swap and in exchange receive a variable interest rate based on the one-month LIBOR.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	July 29, 2011	July 31, 2013	0.68%	One-month LIBOR

The following interest rate swaps that effectively converted an additional $200.0 million of the Term Loan from a variable to a fixed interest rate matured during the three months ended March 31, 2012:

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

The interest rate swaps were reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment was recorded to accumulated other comprehensive income. The following table shows the fair value of our interest rate swaps:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in thousands)
Interest rate swaps	Other current liabilities	$—	$275
Interest rate swaps	Other non-current liabilities	$454	$311

The following table shows the market adjustments recorded during the three months ended March 31, 2012 and 2011:

	Gain in Other Comprehensive Income		(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2012	2011	2012	2011	2012	2011
			(in thousands)
Interest rate swaps	$133	$1,039	$(238)	$(1,221)	$—	$—

The amount of loss recorded in accumulated other comprehensive income at March 31, 2012 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $0.4 million after-tax.

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound sterling, Australian dollar, and Euro. As of March 31, 2012, we had foreign currency contracts outstanding with a total net notional amount of $293.1 million, almost all of which matured in April 2012. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are recorded in net income as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$2,155	$991
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$—	$495

The following table shows the changes in the fair value of our foreign currency contracts recorded during the three months ended March 31, 2012 and 2011:

	Gain (Loss) in Selling, General & Administrative Expense
	2012	2011
	(in thousands)
Foreign currency hedges (a)	$(5,414)	$(2,079)

(a)
We recorded transaction gains associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $4.3 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. These transaction gains were included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of these transaction gains, together with the losses incurred on our foreign currency hedges, was a loss of $1.1 million and $1.2 million in the three months ended March 31, 2012 and 2011, respectively.

10.	Net Loss per Share

We calculate basic and diluted net loss per share by dividing the net loss for the period by the weighted-average number of shares outstanding during the period. The weighted-average number of shares includes common shares outstanding and deferred stock units, which are immediately vested and non-forfeitable.

The following equity awards were not included in the diluted net loss per share calculation because they would have had an antidilutive effect due to the net loss recognized in each period:

	Three Months Ended March 31,
Antidilutive Equity Awards	2012	2011
Restricted stock units	4,422,811	4,207,830
Stock options	3,264,188	3,902,141
Performance-based restricted stock units	1,065,250	387,000
Total	8,752,249	8,496,971

11.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $18.0 million and $3.9 million at March 31, 2012 and December 31, 2011. Amounts due to or from Travelport are generally settled on a net basis.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the related party transactions with Travelport and its subsidiaries for the three months ended March 31, 2012 and 2011, reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net revenue (a)	$28,898	$31,004
Cost of revenue	$140	$219
Selling, general and administrative expense	$71	$600
Interest expense	$1,701	$1,346

(a)
Net revenue for the three months ended March 31, 2011 included incremental GDS incentive revenue recognized through June 1, 2011 under the February 2011 Letter Agreement with Travelport. The Letter Agreement provided for increased segment incentives payable from Travelport during the temporary absence of ticketing authority by AA on our websites, which was reinstated on June 1, 2011.

Letters of Credit

Travelport is obligated to issue letters of credit on our behalf so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock, in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars). See Note 7 - Commitments and Contingencies.

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

The following table summarizes the related party balances with other affiliates of Blackstone, reflected in our condensed consolidated balance sheets:

	March 31, 2012	December 31, 2011
	(in thousands)
Accounts receivable	$448	$374
Accounts payable	3,399	4,647
Accrued expenses	57	—
Accrued merchant payable	3,814	6,022

The following table summarizes the related party transactions with other affiliates of Blackstone for the three months ended March 31, 2012 and 2011, reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net revenue	$5,142	$5,215
Cost of revenue	—	7,688
Selling, general and administrative expense	200	923
Marketing	—	33

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Fair Value Measurements

The following table shows the fair value of our assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, which are classified as cash and cash equivalents, other current assets, other current liabilities and other non-current liabilities in our condensed consolidated balance sheets.

	Fair Value Measurements as of
	March 31, 2012				December 31, 2011
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:	(in thousands)
Money market funds	$36,003	$36,003	$—	$—	$36,002	$36,002	$—	$—
Foreign currency hedge assets	$2,155	$2,155	$—	$—	$991	$991	$—	$—

Liabilities:
Foreign currency hedge liabilities	$—	$—	$—	$—	$495	$495	$—	$—
Interest rate swap liabilities	$454	$—	$454	$—	$586	$—	$586	$—

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

The carrying value of the Term Loan was $440.0 million at March 31, 2012, compared with a fair value of $422.4 million. At December 31, 2011, the carrying value of the Term Loan was $472.2 million, compared with a fair value of $415.5 million. The fair values were determined based on quoted market ask prices, which is classified as a Level 2 measurement.

13.	Income Taxes

We have established a liability for unrecognized tax benefits of $3.7 million and $3.4 million at March 31, 2012 and December 31, 2011, respectively, that management believes to be adequate. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $1.0 million and $0.7 million at March 31, 2012 and December 31, 2011. During the next twelve months, we anticipate a reduction to this liability due to the lapsing of statutes of limitations of approximately $0.3 million, all of which would affect our effective tax rate.

In computing the tax provision for the three months ended March 31, 2012, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2012. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three months ended March 31, 2012 and are expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2012 or are expecting to recognize a deferred tax asset related to such losses at December 31, 2012. We recognized no income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three months ended March 31, 2012 and are neither expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2012 nor expecting to recognize a deferred tax asset related to such losses at December 31, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2012.

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
Industry Trends
The online travel industry is highly competitive, and our position in the industry is affected by the industry-wide trends discussed below, as well as a number of factors specific to our global operations and supplier relationships. In addition, the presence of high unemployment rates and related pressure on consumer spending, recent natural disasters and related travel disruptions, as well as perceived uncertainty about the state of the global economy, cause uncertainty and volatility in the travel market.
Over the past few years, fundamentals in the global hotel industry have strengthened. We continue to see year-over-year increases, although at more moderate levels, in both hotel occupancy rates and average daily rates for hotel rooms, and we expect these trends to continue.
Demand in the air travel industry has also strengthened over the past year, driven largely by increased corporate travel, resulting in higher airfares. Higher ticket prices year-over-year have put pressure on leisure travel demand, which represents the majority of air bookings through OTCs. In the near term, higher fuel costs and further consolidation in the airline industry could continue to put upward pressure on airfares. In the second half of 2011, air capacity for major air suppliers was up slightly, but we saw a slight decline in the first quarter of 2012, and we expect capacity growth to be relatively flat to slightly down in 2012.
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
Intense competition in the travel industry has historically led OTCs and travel suppliers to aggressively spend on online marketing. Competition for search engine key words continues to be intense as economic conditions improve and certain OTCs and travel suppliers increase their marketing spending. In addition, as meta-search engines enter the online travel market, competition will intensify and could increase costs to acquire traffic. In addition, if large search engines gain popularity with their meta-search models, costs to acquire traffic could increase. For example, last year Google launched Google Flights, which directs consumers to the websites of suppliers for potential booking of travel and to OTCs' sites only on a limited basis.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	$	%
	(in thousands)
Net revenue	$189,779	$184,923	$4,856	3%
Cost and expenses:
Cost of revenue	36,116	36,315	(199)	(1)%
Selling, general and administrative	70,313	68,609	1,704	2%
Marketing	65,528	65,357	171	—%
Depreciation and amortization	13,878	15,274	(1,396)	(9)%
Total operating expenses	185,835	185,555	280	—%
Operating income/(loss)	3,944	(632)	4,576	**
Other income/(expense):
Net interest expense	(9,955)	(10,565)	610	(6)%
Other income/(expense)	(44)	390	(434)	**
Total other expense	(9,999)	(10,175)	176	(2)%
Loss before income taxes	(6,055)	(10,807)	4,752	(44)%
Provision for income taxes	456	86	370	430%
Net loss	$(6,511)	$(10,893)	$4,382	(40)%

** Not meaningful.

Overall Financial Results
In February 2012, we completed our global technology platform migration, a multi-year initiative to bring all of our consumer brands onto a common technology platform, with the successful migration of the remaining air, car and dynamic packages paths of Orbitz.com. With the investment in this migration project behind us, during the first quarter of 2012, we increased our focus on innovation and growth. The completion of this migration effort has created opportunities for us to enhance efficiency, site performance and the consumer experience in 2012 and beyond.

During the first quarter of 2012, we reported a net loss of $6.5 million, compared with a net loss of $10.9 million in the first quarter of 2011. The $4.4 million decrease in net loss from the first quarter of 2011 was driven primarily by an increase in revenue. Although total operating expenses were relatively flat year-over-year, increases in selling, general and administrative expenses, primarily driven by continued investment in our key strategic initiatives, such as the private label partnership with American Express Consumer Travel Network that we expect to launch in the third quarter of this year, were partially offset by lower depreciation expenses.

We continue to be encouraged by the performance of our domestic leisure brands, Orbitz.com and Cheaptickets.com. Room nights, as well as hotel and vacation package transaction volumes, experienced year-over-year increases, which we attribute to the success of our online marketing and site optimization efforts, as well as benefits resulting from the successful migration of our domestic businesses onto the global platform early in the quarter. With respect to air revenue, while we are seeing air transaction volume begin to stabilize as we reached the anniversary of the changes in policy regarding airlines' forward distribution to meta-search websites and the fare structure change that occurred in the first quarter of 2011, air transactions were negatively impacted by changes we made with respect to certain revenue management strategies.

Internationally, we continue to see growth in our ebookers brand in both room nights and transaction volumes, reflecting the brand's successful strategic marketing investments. HotelClub, however, continues to face challenges. The executive leadership for our international brands, which we reorganized in 2011, is executing a strategy to focus on key markets and site optimization to improve HotelClub's performance.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three months ended March 31, 2012 and 2011. Gross bookings, transactions and hotel room nights not only impact our net revenue trends, but these metrics also provide insight into changes in overall travel demand, both industry-wide and on our websites. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	$	%
	(in thousands)
Gross bookings:
Domestic:
Air (a)	$1,810,503	$1,744,530	$65,973	4%
Non-air (b)	682,061	632,074	49,987	8%
Total domestic gross bookings	2,492,564	2,376,604	115,960	5%
International:
Air	392,035	375,404	16,631	4%
Non-air	258,432	223,142	35,290	16%
Total international gross bookings (c)	650,467	598,546	51,921	9%
Total gross bookings	$3,143,031	$2,975,150	$167,881	6%

Net revenue:
Air	$72,244	$72,500	$(256)	—%
Hotel	49,465	45,189	4,276	9%
Vacation package	30,254	25,858	4,396	17%
Advertising and media	11,469	12,682	(1,213)	(10)%
Other	26,347	28,694	(2,347)	(8)%
Total net revenue (d)	$189,779	$184,923	$4,856	3%

Net revenue:
Domestic	$137,343	$134,333	$3,010	2%
International	52,436	50,590	1,846	4%
Total net revenue (d)	$189,779	$184,923	$4,856	3%

Transaction and hotel room night growth (decline):
Transaction growth	1%	(7)%
Hotel room night growth	3%	(2)%

(a)	The increase in domestic air gross bookings was driven primarily by higher air fares, partially offset by lower transaction volume.

(b)	The increase in domestic non-air gross bookings was due primarily to higher hotel and vacation package volume as well as higher average daily rates for hotel rooms (“ADRs”).

(c)	International gross bookings increased due to higher overall transaction volume for our ebookers brand, marginally offset by lower transaction volume for our HotelClub brand.

(d)
For the three months ended March 31, 2012 and 2011, $32.3 million and $34.4 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Net revenue increased $4.9 million, or 3%, for the three months ended March 31, 2012 compared with the three months ended March 31, 2011.

Air.  Net revenue from air bookings decreased $0.3 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. Excluding the impact of foreign currency fluctuations, net revenue from air bookings increased $0.2 million for the three months ended March 31, 2012, from the comparable prior year period.

Domestic air net revenue decreased $0.3 million in the three months ended March 31, 2012 as compared with the three months ended March 31, 2011, driven by a $1.1 million decrease due to lower transaction volume, partially offset by a $0.8 million increase due to higher average net revenue per airline ticket. The lower domestic transaction volume for the three months ended March 31, 2012 was driven primarily by changes we made with respect to certain revenue management strategies, which also increased net revenue per airline ticket. The higher average net revenue per airline ticket was partially offset by the absence in 2012 of the incremental incentive revenue earned per segment processed through Travelport GDSs from December 2010 through June 1, 2011.

International air net revenue remained flat for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011 (an increase of $0.5 million, excluding the impact of foreign currency fluctuations). On a constant currency basis, the increase in international air net revenue year-over-year was due primarily to higher transaction volume.  The increase in transaction volume was partially offset by lower average revenue per ticket, which was due primarily to a shift from negotiated rates to published fares and a shift from long-haul to short-haul flights.

Hotel.  Net revenue from hotel bookings increased $4.3 million, or 9%, for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $3.8 million for the three months ended March 31, 2011.

For the three months ended March 31, 2012, domestic hotel net revenue increased $4.5 million as compared with the three months ended March 31, 2011. This increase was due primarily to higher transaction volume and higher ADRs.

International hotel net revenue decreased $0.2 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011 (a decrease of $0.6 million excluding the impact of foreign currency fluctuations). This decrease on a constant currency basis was due primarily to lower volume for HotelClub, partially offset by higher transaction volume for ebookers. The increase in ebookers transaction volume was driven primarily by successful marketing efforts and increased hotel content.

Vacation package.  As compared with the three months ended March 31, 2011, net revenue from vacation package bookings increased $4.4 million, or 17%, for the three months ended March 31, 2012. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings increased $4.5 million for the three months ended March 31, 2012, as compared with the three months ended March 31, 2011.

Domestic vacation package net revenue increased by $3.1 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011, driven primarily by increased transaction volume, higher ADRs and higher breakage.

International vacation package net revenue increased $1.3 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011 (the increase was the same excluding the impact of foreign currency fluctuations). This increase was due primarily to higher transaction volume for ebookers driven by additional product offerings and successful marketing efforts, particularly for beach destinations.

Advertising and media.  Advertising and media net revenue decreased $1.2 million, or 10%, for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. This decrease was driven primarily by lower display advertising.

Other.  Other net revenue is comprised primarily of net revenue from travel insurance, car bookings, cruise bookings, and destination services. Other net revenue decreased $2.3 million, or 8%, for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. Excluding the impact of foreign currency fluctuations, other net revenue decreased $2.2 million, which was driven primarily by lower insurance and hosting services revenue. Insurance revenue decreased year-over-year due to a new regulation issued by the Department of Transportation effective in January 2012 that no longer allows for the travel insurance option to be pre-selected, which reduced the attachment rate for insurance products. Hosting services revenue decreased from the first quarter of 2011 due to the termination of our last hosting agreement in July 2011.

Costs and Expenses

Cost of Revenue

Our cost of revenue is comprised of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	$	%
Cost of revenue:	(in thousands)
Customer service costs	$12,801	$14,248	$(1,447)	(10)%
Credit card processing fees	12,795	12,429	366	3%
Other	10,520	9,638	882	9%
Total cost of revenue	$36,116	$36,315	$(199)	(1)%

Cost of revenue decreased $0.2 million ($0.1 million excluding the impact of foreign currency fluctuations) for the three months ended March 31, 2012 compared with the three months ended March 31, 2011, due primarily to a $1.4 million decrease in customer services costs, driven by lower staffing levels, partially offset by a $0.5 million increase in customer refunds and charge-backs and a $0.4 million increase in credit card processing fees.

Selling, General and Administrative

Our selling, general and administrative expense is comprised of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include legal, foreign currency transaction and hedging and other administrative costs.

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	$	%
Selling, general and administrative:	(in thousands)
Wages and benefits (a)	$38,270	$38,740	$(470)	(1)%
Contract labor (a)	7,415	6,028	1,387	23%
Network communications, systems maintenance and equipment	7,123	6,683	440	7%
Other	17,505	17,158	347	2%
Total selling, general, and administrative	$70,313	$68,609	$1,704	2%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $1.7 million ($1.6 million excluding the impact of foreign currency fluctuations) for the three months ended March 31, 2012 compared with the three months ended March 31, 2011.

For the three months ended March 31, 2012, the increase in selling, general and administrative expense was primarily driven by a $1.4 million increase in contract labor costs and a $0.4 million increase in network communications, systems maintenance and equipment costs, partially offset by a $0.5 million decrease in wages and benefits. Contract labor costs increased due to higher staffing levels required to support our strategic initiatives, while wages and benefits decreased due primarily to a lower level of severance expenses incurred in the first quarter of 2012 as compared to 2011.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising and affiliate commissions, and offline marketing costs, such as television, radio and print advertising. Our online marketing spending is significantly greater than our offline marketing spending. Marketing expense increased $0.2 million ($0.3 million excluding the impact of foreign currency fluctuations) for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The increase in marketing expense year-over-year was due primarily to higher global online marketing spend and growth of our private label distribution channel, largely offset by lower domestic offline marketing spend, driven by a shift in the timing of offline campaigns.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.4 million, both reported and excluding the impact of foreign currency fluctuations, for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The decrease in depreciation and amortization expense was due primarily to certain fixed and other assets that became fully depreciated and amortized in 2011.

Net Interest Expense

Net interest expense decreased $0.6 million, or 6%, for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The decrease in net interest expense was due primarily to a lower effective interest rate on the term loan (including related interest rate hedges) and, to a lesser extent, lower average debt during 2012. These decreases were partially offset by higher letter of credit fees.

Provision for Income Taxes

We recorded a tax provision of $0.5 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. The tax provisions were due primarily to taxes on the income of certain European-based subsidiaries and U.S. state and local income taxes. The increase in tax expense in 2012 as compared with 2011 was driven by an increase in taxable income in certain foreign jurisdictions.

As of March 31, 2012, the valuation allowance for our deferred tax assets was $298.8 million, of which $192.1 million relates to U.S. jurisdictions. We have maintained full valuation allowances in all jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 11 - Related Party Transactions of the Notes to Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents and availability under the senior secured credit agreement which includes a $72.5 million revolving credit facility (the “Revolver”). See Note 4 - Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements. At March 31, 2012 and December 31, 2011, our cash and cash equivalents balances were $187.7 million and $136.2 million, respectively. Due to the letters of credit issued under the Revolver, we had $58.8 million and $61.7 million of availability at March 31, 2012 and December 31, 2011, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $246.5 million and $197.9 million at March 31, 2012 and December 31, 2011, respectively.

We require letters of credit to support certain commercial agreements, leases and certain regulatory requirements. The majority of these letters of credit have been issued by Travelport on our behalf. At March 31, 2012 and December 31, 2011, there were $74.3 million and $74.2 million of outstanding letters of credit issued by Travelport on our behalf. In addition, at March 31, 2012 and December 31, 2011, there were the equivalent of $13.7 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds sterling. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings.

Under our merchant model, customers generally pay us for reservations at the time of booking, and we pay our suppliers at a later date, which is generally when the customer uses the reservation, except in the case of payment for merchant air which generally occurs prior to the consumption date. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. The timing difference between when cash is collected from our customers and when payments are made to our suppliers improves our operating cash flow and represents a source of liquidity for us.

Seasonal fluctuations in our business also affect the timing of our cash flows. Gross bookings are generally highest in the first half of the year as customers plan and purchase their spring and summer vacations. As a result, our cash receipts are generally highest in the first half of the year. We generally have net cash outflows during the second half of the year since cash payments to suppliers typically exceed the cash inflows from new merchant reservations. While we expect this seasonal cash flow pattern to continue, changes in our business model could affect the timing or seasonal nature of our cash flows.

As of March 31, 2012, we had a working capital deficit of $265.1 million compared with a deficit of $233.0 million as of December 31, 2011. Over time, we expect to decrease this deficit through growth in our business, in particular our global hotel business, and by generating positive cash flow from operations.

We generated positive cash flow from operations for the years ended December 31, 2008 through December 31, 2011 and for the three months ended March 31, 2012 despite experiencing net losses in all of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ending December 31, 2012, we expect our capital expenditures to be between $45 million and $49 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

With respect to both our short- and long-term liquidity needs, we currently believe that cash flow generated from operations, cash on hand and borrowing availability under the Revolver through its maturity in July 2013 will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations. In the future, if we require more liquidity than is available to us under the Revolver, if we are unable to refinance or extend the Revolver beyond its July 2013 maturity date, or if we are unable to refinance or repay the term loan by its July 2014 maturity date, we may need to raise additional funds through debt or equity offerings, which may not be available to us on favorable terms or at all.

Our liquidity could be reduced as a result of the termination of a major airline's participation on our websites or a change in their distribution strategy, a decline in merchant gross bookings resulting from changes in our merchant business model, changes to payment terms or other requirements imposed by vendors, suppliers or regulatory agencies, such as requiring us to provide letters of credit, cash reserves, or other forms of financial security or increases in such requirements, lower than anticipated operating cash flows, or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy tax proceedings, certain jurisdictions' requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court, or our inability to recover defense costs. If as a result of these requirements we require additional letters of credit, or if Travelport is no longer required or able to issue letters of credit on our behalf, we would be required to issue these letters of credit under the Revolver or to establish cash reserves/collateral, which would reduce our liquidity and cash available to grow our business.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning cash and cash equivalents	$136,171	$97,222
Cash provided by/(used in):
Operating activities	98,753	89,845
Investing activities	(13,200)	(12,608)
Financing activities	(35,998)	(19,954)
Effect of changes in exchange rates on cash and cash equivalents	1,939	1,246
Net increase in cash and cash equivalents	51,494	58,529
Ending cash and cash equivalents	$187,665	$155,751

Operating Activities

Cash provided by operating activities consists of our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred revenue, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $98.8 million for the three months ended March 31, 2012 compared with $89.8 million for the three months ended March 31, 2011. The increase in operating cash flow was due mainly to a $2.6 million increase in cash inflows from the reduction of our net loss, adjusted for non-cash items described above, and changes in our working capital accounts of $6.3 million. The $2.6 million increase in cash flows related to higher revenue, partially offset by higher spending to support our strategic initiatives during the first quarter of 2012 as compared with the first quarter of 2011. The net change in working capital accounts was driven primarily by changes in merchant payable balances resulting from higher transaction volume, partially offset by the timing of payments from Travelport and a higher accounts receivable balance.

Investing Activities

Cash flow used in investing activities increased to $13.2 million for the three months ended March 31, 2012 from $12.6 million for the three months ended March 31, 2011. This increase was due to an increase in restricted cash balances, partially offset by lower capital spending.

Financing Activities

Cash flow used in financing activities increased to $36.0 million for the three months ended March 31, 2012 from $20.0 million for the three months ended March 31, 2011. The increase was due to a higher excess cash flow payment made on the Term Loan and a payment on the tax sharing liability during the three months ended March 31, 2012, as compared with the prior year period.
Financing Arrangements
On July 25, 2007, we entered into a $685.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a seven-year $600.0 million term loan facility (the “Term Loan”) and a six-year $85.0 million revolving credit facility, which was effectively reduced to the $72.5 million Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At March 31, 2012 and December 31, 2011, $440.0 million and $472.2 million of borrowings were outstanding on the Term Loan, respectively. At March 31, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolver. In addition, at March 31, 2012 and December 31, 2011, there were the equivalent of $13.7 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not exceed a maximum total leverage ratio, each as defined in the Credit Agreement. We are required to maintain a minimum fixed charge coverage ratio of 1 to 1 and not exceed a maximum total leverage ratio of 3.0 to 1 for the remainder of the Credit Agreement. As of March 31, 2012, we were in compliance with all covenants and conditions of the Credit

Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2011, we made a $32.2 million prepayment on the Term Loan in the first quarter of 2012. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term. Based on our current financial projections for the year ended December 31, 2012, we estimate that we will be required to make a $25.6 million prepayment from excess cash flow in the first quarter of 2013. The amount of prepayment required is subject to change based on actual financial results, which could differ materially from our financial projections as of March 31, 2012. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2013 is not reasonably estimable as of March 31, 2012.

When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, entered into in connection with the July 2007 initial public offering (the “IPO”), we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At March 31, 2012 and December 31, 2011, there were $74.3 million and $74.2 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

Travelport charges us fees for issuing, renewing or extending letters of credit on our behalf. The expenses related to these fees are included in interest expense in our consolidated statements of operations.

Financial Obligations

Commitments and Contingencies

We are party to various cases brought by consumers and municipalities and other U.S. governmental entities involving hotel occupancy taxes and our merchant hotel business model. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements).

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
Contractual Obligations
Our contractual obligations as of March 31, 2012 did not materially change from the amounts set forth in our 2011 Annual Report on Form 10-K, except for the timing of payments on the Term Loan (see Note 4 - Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2011 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2012 from the 2011 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk since December 31, 2011. For a discussion of our market risk as of December 31, 2011, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

As reported in our 2011 Annual Report on Form 10-K (the "2011 Form 10-K"), as of December 31, 2011, our management identified a material weakness in our internal control over financial reporting due to a number of deficiencies related to the design and operating effectiveness of certain information technology (“IT”) general and application controls that have a direct impact on our financial reporting. Solely due to this material weakness in internal control over financial reporting, our management concluded in our 2011 Form 10-K that our disclosure controls and procedures were ineffective as of December 31, 2011.

During 2012, and as discussed further below, we have taken actions to remediate this material weakness, and we are continuing to assess additional controls or enhancements to existing controls that may be required to remediate it. Our management, with the participation of the CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of March 31, 2012, we have not completed the assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, and solely because of the material weakness in internal control over financial reporting disclosed in our 2011 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During 2012, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weakness described in our 2011 Form 10-K.

•
During the three months ended March 31, 2012, we initiated a project to remediate the material weakness, including the redesign of certain key IT general and application controls and the related documentation of these controls and the surrounding processes. As part of this project, as disclosed in our 2011 Form 10-K, we are developing a new subledger system that will strengthen our controls surrounding account reconciliations and journal entries.

•
Pursuant to this project, an outside service provider was selected to assist in driving this effort and developing a training program, which will incorporate the importance of maintaining effective internal control over financial reporting and the role employees and managers have in such controls.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended March 31, 2012, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as described below.

Litigation Relating To Hotel Occupancy Taxes

Houston, Texas: On January 21, 2012, the City filed its notice of appeal to the Texas Supreme Court.

Nassau County, New York: On January 24, 2012, the online travel companies filed a motion to dismiss the County's complaint in the Supreme Court, Nassau County, New York.

Branson, Missouri: On January 28, 2012, the Thirty-First Judicial Circuit Court, Greene County, Missouri granted the online travel companies' motion to dismiss. On February 7, 2012, the City filed its notice of appeal to the Missouri Court of Appeals, Southern District.

Leon County, Florida: On February 3, 2012, plaintiffs filed a motion for partial summary judgment in the Circuit Court, Second Judicial Circuit, Florida. On February 8, 2012, the online travel companies filed a cross-motion for summary judgment. On April 18, 2012, the Circuit Court granted summary judgment in favor of the online travel companies.

McAllister: On February 6, 2012, the Circuit Court, Saline County, Arkansas denied the online travel companies' motion to dismiss.

Denver, Colorado: On February 13, 2012, the online travel companies filed their notice of intent to appeal the February 8, 2012 hearing officer's final administrative decision which found the online travel companies subject to Denver's Lodger's Tax. On March 30, 2012, the City and County of Denver, Colorado filed a motion to dismiss the first claim for relief of the online travel companies' complaint.

Bowling Green, Kentucky: On February 17, 2012, the Kentucky Supreme Court denied the City's motion for discretionary review.

Portland, Oregon: On February 17, 2012, several online travel companies, including Orbitz, LLC, and Trip Network Inc. (d/b/a Cheaptickets.com), filed a Complaint for Declaratory and Injunctive Relief in the Circuit Court of Multnomah County, Oregon against the City of Portland, Thomas W. Lannom, as Director of the City of Portland Revenue Bureau, and Multnomah County, Oregon seeking a declaration that the online travel companies are not subject to the hotel occupancy tax ordinances. On March 22, 2012, the Circuit Court of Multnomah County, Oregon granted the online travel companies' request for a Temporary Restraining Order enjoining the City of Portland and Multnomah County from moving forward with their March 15, 2012 estimated assessments of the online travel companies during the pendency of the online travel companies' declaratory judgment action. On March 30, 2012, the City of Portland, Oregon filed a motion to dismiss the online travel companies' complaint in the Circuit Court of Multnomah County, Oregon.

Goodlettsville, Tennessee: On February 21, 2012, the U.S. District Court for the Middle District of Tennessee granted the online travel companies' motion for summary judgment. The plaintiffs did not file a notice of appeal.

State of Mississippi: On March 23, 2012, the online travel companies filed a motion to dismiss the State's complaint in the Chancery Court, First Judicial District, Hinds County, Mississippi.

State of Alabama: On April 13, 2012, the Alabama Supreme Court affirmed the trial court's grant of summary judgment in favor of the online travel companies.

Litigation Relating To Intellectual Property

Unified Messaging Solutions LLC v. Orbitz LLC. On March 1, 2012, Unified Messaging Solutions LLC filed a suit for patent infringement against Orbitz LLC in the United States District Court for Northern District of Illinois alleging infringement of U. S. Patent Nos. 6,857,074; 7,836,141; 7,895,306; 7,895,313; and 7,934,148 (all entitled “Systems and Methods for Storing, Delivering, and Managing Messages”).

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K except for the risk factor below.

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

Globally, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution. In general, our agreements with the major airlines expire at fixed dates beginning in the third quarter of 2012 and ending in the fourth quarter 2013. As existing agreements between the airlines and us and the airlines and the GDSs expire, we expect the airlines to attempt to negotiate terms more favorable to the airlines in any renewed or new agreements. In addition, certain airlines may terminate their agreements with us for any reason or no reason prior to the scheduled expiration date upon thirty days' prior notice. We have had major airlines exercise or threaten to exercise this right to terminate in order to pressure us to renegotiate our arrangements, including the economic terms, prior to the scheduled expiration date. If airlines are successful in obtaining more favorable terms in their agreements with us, or in the agreements between the airlines and the GDSs (including Travelport) or an airline actually terminates an agreement with us (or Travelport), the net revenue we earn from the distribution of airline tickets may be negatively impacted, which could have a material adverse effect on our business, results of operations or financial condition.

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

On March 2, 2012, due to the expiration of our agreement with Hilton Hotels (“Hilton”), we stopped offering certain Hilton inventory and decreased the prominence of Hilton properties on our websites, which has reduced the volume of our Hilton hotel transactions. While we do not believe the situation with Hilton will have a material impact on our business, if we are unable to reach a new agreement with Hilton or replace Hilton bookings with bookings of other hotels, or if our relationships with other major hotel chains also deteriorate, it could reduce our access to hotel inventory; put us at a competitive disadvantage relative to other OTCs; reduce our ability to attract or retain corporate customers; and/or have a material adverse effect on our business.

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

Item 6.    Exhibits

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

ORBITZ WORLDWIDE, INC
(Registrant)

Date: May 4, 2012	By: /s/ Barney Harford
Barney Harford Chief Executive Officer and Director (Duly Authorized Officer)

Date: May 4, 2012	By: /s/ Russel Hammer
Russell Hammer Senior Vice President and Chief Financial Officer (Principal Financial Officer)