Form 10-Q
period 2012-06-30
Orbitz Worldwide, Inc.
filed 2012-08-09
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

As of August 2, 2012, 105,025,721 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2012 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2011 Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$200,977	$201,826	$390,756	$386,749
Cost and expenses:
Cost of revenue	35,385	35,496	71,501	71,811
Selling, general and administrative	67,312	67,892	137,625	136,501
Marketing	69,136	63,159	134,664	128,516
Depreciation and amortization	14,272	15,442	28,150	30,716
Total operating expenses	186,105	181,989	371,940	367,544
Operating income	14,872	19,837	18,816	19,205
Other income/(expense):
Net interest expense	(9,284)	(9,741)	(19,239)	(20,306)
Other income/(expense)	—	(22)	(44)	368
Total other expense	(9,284)	(9,763)	(19,283)	(19,938)
Income/(loss) before income taxes	5,588	10,074	(467)	(733)
Provision for income taxes	1,004	1,186	1,460	1,272
Net income/(loss)	$4,584	$8,888	$(1,927)	$(2,005)

Net income/(loss) per share - basic:
Net income/(loss) per share	$0.04	$0.09	$(0.02)	$(0.02)
Weighted-average shares outstanding	105,150,691	103,717,099	104,981,607	103,526,844

Net income/(loss) per share - diluted:
Net income/(loss) per share	$0.04	$0.08	$(0.02)	$(0.02)
Weighted-average shares outstanding	107,434,031	105,129,716	104,981,607	103,526,844

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income/(loss)	$4,584	$8,888	$(1,927)	$(2,005)
Other comprehensive income/(loss) (a):
Currency translation adjustment	3,303	(367)	(1,124)	(4,209)
Unrealized gain on floating to fixed interest rate swaps	59	870	192	1,909
Other comprehensive income/(loss)	3,362	503	(932)	(2,300)
Comprehensive income/(loss)	$7,946	$9,391	$(2,859)	$(4,305)

(a)	There was no income tax impact to other comprehensive income/(loss) for the three and six months ended June 30, 2012 and 2011.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$170,436	$136,171
Accounts receivable (net of allowance for doubtful accounts of $1,588 and $1,108, respectively)	80,008	62,377
Prepaid expenses	13,315	15,917
Due from Travelport, net	17,165	3,898
Other current assets	5,490	2,402
Total current assets	286,414	220,765
Property and equipment, net	138,494	141,702
Goodwill	647,300	647,300
Trademarks and trade names	108,232	108,194
Other intangible assets, net	3,303	4,162
Deferred income taxes, non-current	6,346	7,311
Other non-current assets	16,391	16,352
Total Assets	$1,206,480	$1,145,786
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,438	$30,937
Accrued merchant payable	310,638	238,694
Accrued expenses	125,014	120,962
Deferred income	45,058	28,953
Term loan, current	25,800	32,183
Other current liabilities	11,839	2,034
Total current liabilities	538,787	453,763
Term loan, non-current	414,230	440,030
Tax sharing liability	70,822	68,411
Unfavorable contracts	2,220	4,440
Other non-current liabilities	19,878	18,617
Total Liabilities	1,045,937	985,261
Commitments and contingencies (see Note 7)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 104,768,061 and 103,814,769 shares issued, respectively	1,047	1,038
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,038,961	1,036,093
Accumulated deficit	(882,813)	(880,886)
Accumulated other comprehensive income (net of accumulated tax benefit of $2,558)	3,400	4,332
Total Shareholders’ Equity	160,543	160,525
Total Liabilities and Shareholders’ Equity	$1,206,480	$1,145,786

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(1,927)	$(2,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,150	30,716
Amortization of unfavorable contract liability	(2,220)	(940)
Non-cash net interest expense	7,490	7,177
Deferred income taxes	1,020	823
Stock compensation	4,292	4,927
Changes in assets and liabilities:
Accounts receivable	(17,496)	(14,918)
Deferred income	19,210	14,058
Due from Travelport, net	(13,233)	(33)
Accrued merchant payable	71,753	65,097
Accounts payable, accrued expenses and other current liabilities	16,790	4,732
Other	(9,700)	(7,105)
Net cash provided by operating activities	104,129	102,529
Investing activities:
Property and equipment additions	(23,770)	(23,464)
Changes in restricted cash	(650)	(4,538)
Net cash used in investing activities	(24,420)	(28,002)
Financing activities:
Payments on the term loan	(32,183)	(19,808)
Employee tax withholdings related to net share settlements of equity-based awards	(1,414)	(941)
Payments on tax sharing liability	(10,864)	(7,228)
Payments on note payable	(114)	(114)
Net cash used in financing activities	(44,575)	(28,091)
Effects of changes in exchange rates on cash and cash equivalents	(869)	2,299
Net increase in cash and cash equivalents	34,265	48,735
Cash and cash equivalents at beginning of period	136,171	97,222
Cash and cash equivalents at end of period	$170,436	$145,957
Supplemental disclosure of cash flow information:
Income tax payments, net	$1,016	$1,154
Cash interest payments	$15,446	$13,915

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (the “IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At June 30, 2012 and December 31, 2011, Travelport and investment funds that own and/or control Travelport's ultimate parent company beneficially owned approximately 54% and 55% of our outstanding common stock, respectively.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Capitalized software	$302,004	$285,277
Furniture, fixtures and equipment	81,032	78,157
Leasehold improvements	13,632	13,650
Construction in progress	17,277	13,868
Gross property and equipment	413,945	390,952
Less: accumulated depreciation	(275,451)	(249,250)
Property and equipment, net	$138,494	$141,702

We recorded depreciation expense related to property and equipment in the amount of $13.9 million and $14.2 million for the three months ended June 30, 2012 and 2011, respectively, and $27.3 million and $28.3 million for the six months ended June 30, 2012 and 2011, respectively.

3.	Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Advertising and marketing	$36,241	$26,461
Employee costs	19,162	21,220
Tax sharing liability (see Note 5)	14,447	20,579
Contract exit costs	10,722	10,017
Customer service costs	8,745	8,337
Professional fees	7,442	6,458
Customer refunds	6,286	5,328
Technology costs	5,914	5,406
Airline rebates	4,852	4,534
Unfavorable contracts (see Note 6)	4,440	4,440
Customer incentive costs	3,544	2,861
Other	3,219	5,321
Total accrued expenses	$125,014	$120,962

4.	Term Loan and Revolving Credit Facility

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term.
The change in the Term Loan during the six months ended June 30, 2012 was as follows:

Amount
(in thousands)
Balance at December 31, 2011	$472,213
Prepayment from excess cash flow	(32,183)
Balance at June 30, 2012	$440,030

Based on our current financial projections for the year ending December 31, 2012, we estimate that we will be required to make a $25.8 million prepayment from excess cash flow in the first quarter of 2013. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of June 30, 2012. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2013 is not reasonably estimable as of June 30, 2012.

At June 30, 2012, $100.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $340.0 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 3.3% (see Note 9 - Derivative Financial Instruments).

Revolver

The Revolver provides for borrowings and letters of credit of up to $72.5 million ($42.6 million in U.S. dollars and the equivalent of $29.9 million denominated in Euros and Pounds sterling) and at June 30, 2012 bears interest at a variable rate, at our option, of LIBOR plus a margin of 175 basis points or the Alternative Base Rate plus a margin of 75 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We incur a commitment fee of 37.5 basis points on any unused amounts on the Revolver. The Revolver matures in July 2013.

At June 30, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolver and the equivalent of $15.2 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds sterling. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings. Due to the letters of credit issued under the Revolver, we had $57.3 million and $61.7 million of availability at June 30, 2012 and December 31, 2011, respectively. Commitment fees on unused amounts under the Revolver were $0.0 million and $0.1 million for the three months ended June 30, 2012 and 2011 and $0.1 million and $0.2 million for the six months ended June 30, 2012 and 2011.

5.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of June 30, 2012, the estimated remaining payments that may be due under this agreement were approximately $128.5 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $85.3 million and $89.0 million at June 30, 2012 and December 31, 2011, respectively. The change in the tax sharing liability for the six months ended June 30, 2012 is as follows:

Amount
(in thousands)
Balance at December 31, 2011	$88,990
Accretion of interest expense (a)	7,143
Cash payments	(10,864)
Balance at June 30, 2012	$85,269

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)
We accreted interest expense related to the tax sharing liability of $3.5 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively, and $7.1 million and $6.5 million for the six months ended June 30, 2012 and 2011, respectively.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $14.4 million and $20.6 million was included in accrued expenses in our condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively. The long-term portion of the tax sharing liability of $70.8 million and $68.4 million was reflected as the tax sharing liability in our condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

6.	Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements (the “Charter Associate Agreements”) with the Founding Airlines as well with US Airways (the “Charter Associate Airlines”). These agreements pertain to our Orbitz brand, which was owned by the Founding Airlines at the time we entered into the agreements. Under the Charter Associate Agreements, we must pay a portion of the global distribution system (“GDS”) incentive revenue we earn from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter Associate Airline are booked through our Orbitz.com and OrbitzforBusiness.com websites utilizing Worldspan.

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

The change in the net unfavorable contract liability for the six months ended June 30, 2012 is as follows:

Amount
(in thousands)
Balance at December 31, 2011	$8,880
Amortization (a)	(2,220)
Balance at June 30, 2012	$6,660

(a)
We recognized net amortization of $1.1 million ($1.8 million was recorded as an increase to net revenue and $0.7 million was recorded as an increase to marketing expense) for the three months ended June 30, 2012 and $0.3 million ($1.8 million was recorded as an increase to net revenue and $1.5 million was recorded as an increase to marketing expense) for the three months ended June 30, 2011. We recognized net amortization of $2.2 million ($3.7 million was recorded as an increase to net revenue and $1.5 million was recorded as an increase to marketing expense) for the six months ended June 30, 2012 and $0.9 million ($3.7 million was recorded as an increase to net revenue and $2.8 million was recorded as an increase to marketing expense) for the six months ended June 30, 2011.

The current portion of the liability of $4.4 million was included in accrued expenses in our condensed consolidated balance sheets at June 30, 2012 and December 31, 2011. The long-term portion of the liability of $2.2 million and $4.4 million was reflected as unfavorable contracts in our condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

7.	Commitments and Contingencies

Our commitments as of June 30, 2012 did not materially change from the amounts set forth in our 2011 Annual Report on Form 10-K, except for changes in the timing of future payments on the Term Loan (see Note 4 - Term Loan and Revolving Credit Facility).

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the Louisiana Department of Revenue; the Montana Department of Revenue; the Wyoming Department of Revenue; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Paradise Valley and Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Aurora, Broomfield, Colorado Springs, Golden, Greenwood Village, Lakewood, Littleton, Loveland, and Steamboat Springs, Colorado; and the counties of Jefferson, Arkansas; Brunswick and Stanly, North Carolina; Duval, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. On May 17, 2012, the Louisiana Department of Revenue announced that it had suspended its audit of the online travel companies.

Assessments that are administratively final and subject to judicial review have been issued by the cities of Anaheim, San Francisco, Santa Monica and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade and Broward, Florida; the Indiana Department of Revenue; the Hawaii Department of Taxation; and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the West Virginia Department of Revenue; the South Carolina Department of Revenue; the city of Los Angeles, California; the city of Philadelphia, Pennsylvania; the City of Portland, Oregon; the cities of Alpharetta, Cartersville, Cedartown, College Park, Dalton, East Point, Hartwell, Macon, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; and the counties of Augusta, Clayton, Cobb, DeKalb, Fulton, Gwinnett, Hart and Richmond, Georgia; Osceola, Florida; and Montgomery Maryland. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. These assessments range from $250 to approximately $58.0 million, and total approximately $79.8 million. Some of these assessments, including a $58.0 million assessment from the Hawaii Department of Taxation, do not appear to be based on historical transaction data. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

In July 2011, related to the city of San Antonio, Texas hotel occupancy tax case, the United States District Court for the Western District of Texas issued its findings of fact and conclusions of law in which it held the defendant online travel companies, including Orbitz, liable for hotel occupancy taxes on markup, fees, and breakage revenue, and also imposed penalties and interest. The online travel companies have asked the court to modify its findings of fact and conclusions of law to conform to the Texas Court of Appeals' decision in the City of Houston case, which determined that the online travel companies are not liable under an ordinance that is similar to the ones at issue in the San Antonio class action. The court has not yet ruled on the online travel companies' motion. If the court does not grant the motion, and enters judgment, we intend to appeal. Because we expect to prevail, we have not accrued any expenses related to this case. It is possible, however, that we will not prevail, and if that occurs, we estimate that the amount of the judgment that we would be required to pay would be approximately $2.9 million.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also in July 2011, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments, and as of June 30, 2012, we had a remaining accrual totaling $11.7 million, which was included within accrued expenses and other long-term liabilities in our condensed consolidated balance sheet; in 2010, in connection with a dispute with Trilegiant, we ceased making termination payments.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. At June 30, 2012 and December 31, 2011, we had a $1.0 million and $0.9 million accrual related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We cannot estimate our range of loss, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

Financing Arrangements

We are required to issue letters of credit to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies primarily to satisfy consumer protection requirements. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as amended (the “Separation Agreement”), entered into in connection with the IPO. Travelport charges us fees for issuing, renewing or extending letters of credit on our behalf. In February 2012, we made a one-time payment to Travelport of $3.0 million related to fees associated with an amendment to the Travelport credit facility, entered into during 2011, under which Travelport issues letters of credit on our behalf. This payment is subject to a refund provision through September 30, 2013 if Travelport is no longer obligated to provide letters of credit on our behalf or if we obtain our own letter of credit facility. We are recognizing the $3.0 million payment to Travelport over the term of its underlying credit facility, or approximately two and a half years. The expenses related to these fees are included in interest expense in our consolidated statements of operations.

At June 30, 2012 and December 31, 2011, there were $73.4 million and $74.2 million of outstanding letters of credit issued by Travelport on our behalf, respectively (see Note 11 - Related Party Transactions). In addition, at June 30, 2012 and December 31, 2011, there were the equivalent of $15.2 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds sterling. Total letter of credit fees were $1.6 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and $3.4 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively.

8.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. At our Annual Meeting of Shareholders on June 12, 2012, our shareholders approved an amendment to the Plan, increasing the total number of shares of our common stock available for issuance under the Plan from 21,100,000 shares to 24,100,000 shares, subject to adjustment as provided by the Plan. As of June 30, 2012, 8,294,590 shares were available for future issuance under the plan.

Restricted Stock Units

We granted 1,684,000 restricted stock units (“RSUs”) during the six months ended June 30, 2012 with a weighted-average grant date fair value per share of $3.63. The fair value of RSUs is amortized on a straight-line basis over the requisite service period, and the majority of these RSUs vest annually over a four-year period.

Performance-Based Restricted Stock Units

We granted 1,425,000 performance-based restricted stock units (“PSUs”) in June 2012 with a fair value per share of $3.65 to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU, subject to the satisfaction of a performance condition. The performance condition requires that the Company's net revenue for fiscal year 2012 equal or exceed a certain threshold, or each PSU will be forfeited. If this performance condition is met, the

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PSUs will vest annually over a four-year period. As of June 30, 2012, we expect that the performance condition will be satisfied, and as such, the fair value of the PSUs is being amortized on a straight-line basis over the requisite service period.

Non-Employee Directors Deferred Compensation Plan

We granted 276,373 deferred stock units to our non-employee directors during the six months ended June 30, 2012 with a weighted-average grant date fair value per share of $3.62. These deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The entire grant date fair value of deferred stock units is recognized on the date of grant.

Compensation Expense

We recognized total equity-based compensation expense of $2.6 million and $2.9 million for the three months ended June 30, 2012 and 2011, respectively, and $4.3 million and $4.9 million for the six months ended June 30, 2012 and 2011, respectively, none of which has provided us with a tax benefit. As of June 30, 2012, a total of $16.8 million of unrecognized compensation costs related to unvested restricted stock units, unvested stock options and unvested PSUs are expected to be recognized over the remaining weighted-average period of 3.1 years.

9.	Derivative Financial Instruments

Interest Rate Hedges

At June 30, 2012, we had the following interest rate swap outstanding that effectively converted $100.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swap and in exchange receive a variable interest rate based on the one-month LIBOR.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	July 29, 2011	July 31, 2013	0.68%	One-month LIBOR

The following interest rate swaps that effectively converted an additional $200.0 million of the Term Loan from a variable to a fixed interest rate matured in January 2012:

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

The interest rate swaps were reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment was recorded to accumulated other comprehensive income. The following table shows the fair value of our interest rate swaps:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2012	December 31, 2011
		(in thousands)
Interest rate swaps	Other current liabilities	$—	$275
Interest rate swaps	Other non-current liabilities	$395	$311

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the market adjustments recorded during the three months ended June 30, 2012 and 2011:

	Gain in Other Comprehensive Income		(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2012	2011	2012	2011	2012	2011
			(in thousands)
Interest rate swaps	$59	$870	$(105)	$(994)	$—	$—

The following table shows the market adjustments recorded during the six months ended June 30, 2012 and 2011:

	Gain in Other Comprehensive Income		(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2012	2011	2012	2011	2012	2011
			(in thousands)
Interest rate swaps	$192	$1,909	$(343)	$(2,215)	$—	$—

The amount of loss recorded in accumulated other comprehensive income at June 30, 2012 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $0.4 million after-tax.

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings, if any, under the Revolver. We primarily hedge our foreign currency exposure to the Pound sterling, Australian dollar and Euro. As of June 30, 2012, we had foreign currency contracts outstanding with a total net notional amount of $295.2 million, almost all of which matured in July 2012. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2012	December 31, 2011
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$—	$991
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$7,566	$495

The following table shows the changes in the fair value of our foreign currency contracts which were recorded as a gain/(loss) in selling, general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Foreign currency hedges (a)	$544	$(488)	$(4,870)	$(2,567)

(a)
We recorded transaction losses associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $1.7 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively, and gains of $2.6 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively. These transaction gains and losses were included in selling, general and administrative expense in our condensed

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations. The net impact of these transaction gains and losses, together with the gains and losses incurred on our foreign currency hedges, were losses of $1.2 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and $2.3 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively.

10.	Net Income/(Loss) per Share

We calculate basic net income/(loss) per share by dividing the net income/(loss) for the period by the weighted-average number of shares outstanding during the period. The weighted-average number of shares includes common shares outstanding and deferred stock units, which are immediately vested and non-forfeitable. Diluted net income/(loss) per share is calculated by dividing the net income/(loss) for the period by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by the application of the treasury stock method.

The following table presents the weighted-average shares outstanding used in the calculation of net income/(loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-Average Shares Outstanding	2012	2011	2012	2011
Basic	105,150,691	103,717,099	104,981,607	103,526,844
Diluted effect of:
Restricted stock units	1,796,306	1,356,143	—	—
Stock options	264	—	—	—
Performance-based restricted stock units	486,770	56,474	—	—
Diluted	107,434,031	105,129,716	104,981,607	103,526,844

The following equity awards were not included in the diluted net income/loss per share calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
Antidilutive Equity Awards	2012	2011	2012	2011
Restricted stock units	897,887	1,427,436	4,357,369	5,194,324
Stock options	3,163,574	3,835,319	3,215,835	3,835,319
Performance-based restricted stock units	451,027	1,095,250	1,165,294	1,095,250
Total	4,512,488	6,358,005	8,738,498	10,124,893

11.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $17.2 million and $3.9 million at June 30, 2012 and December 31, 2011, respectively. Amounts due to or from Travelport are generally settled on a net basis.

The following table summarizes the related party transactions with Travelport and its subsidiaries, reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue (a)	$27,322	$29,816	$56,220	$60,820
Cost of revenue	$1	$174	$141	$393
Selling, general and administrative expense	$64	$101	$135	$701
Interest expense	$1,575	$1,282	$3,276	$2,628

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)
Net revenue for the three and six months ended June 30, 2011 included incremental GDS incentive revenue recognized through June 1, 2011 under the February 2011 Letter Agreement with Travelport. The Letter Agreement provided for increased segment incentives payable from Travelport during the temporary absence of ticketing authority by American Airlines on our websites, which was reinstated on June 1, 2011.

Letters of Credit

Travelport is obligated to issue letters of credit on our behalf in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars) so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock. See Note 7 - Commitments and Contingencies.

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

The following table summarizes the related party balances with other affiliates of Blackstone, reflected in our condensed consolidated balance sheets:

	June 30, 2012	December 31, 2011
	(in thousands)
Accounts receivable	$462	$374
Accounts payable	$833	$4,647
Accrued merchant payable	$2,454	$6,022
Accrued expenses	$50	$—

The following table summarizes the related party transactions with other affiliates of Blackstone, reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue	$3,670	$6,009	$8,812	$11,224
Cost of revenue	$—	$7,456	$—	$15,144
Selling, general and administrative expense	$187	$1,097	$387	$2,020
Marketing	$—	$37	$—	$70

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Fair Value Measurements

The following table shows the fair value of our assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, which are classified as cash and cash equivalents, other current assets, other current liabilities and other non-current liabilities in our condensed consolidated balance sheets.

	Fair Value Measurements as of
	June 30, 2012				December 31, 2011
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:	(in thousands)
Money market funds	$66,013	$66,013	$—	$—	$36,002	$36,002	$—	$—
Foreign currency hedge assets	$—	$—	$—	$—	$991	$991	$—	$—

Liabilities:
Foreign currency hedge liabilities	$7,566	$7,566	$—	$—	$495	$495	$—	$—
Interest rate swap liabilities	$395	$—	$395	$—	$586	$—	$586	$—

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

The carrying value of the Term Loan was $440.0 million at June 30, 2012, compared with a fair value of $405.9 million. At December 31, 2011, the carrying value of the Term Loan was $472.2 million, compared with a fair value of $415.5 million. The fair values were determined based on quoted market ask prices, which is classified as a Level 2 measurement.

13.	Income Taxes

We have established a liability for unrecognized tax benefits of $3.7 million and $3.4 million at June 30, 2012 and December 31, 2011, respectively, that management believes to be adequate. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $0.9 million and $0.7 million at June 30, 2012 and December 31, 2011. During the next twelve months, we anticipate a reduction to this liability due to the lapsing of statutes of limitations of approximately $0.3 million, all of which would affect our effective tax rate.

In computing the tax provision for the three and six months ended June 30, 2012, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2012. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and six months ended June 30, 2012 and are expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2012 or are expecting to recognize a deferred tax asset related to such losses at December 31, 2012. We recognized no income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and six months ended June 30, 2012 and are neither expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2012 nor expecting to recognize a deferred tax asset related to such losses at December 31, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2012.

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
Industry Trends
The online travel industry is highly competitive, and our position in the industry is affected by the industry-wide trends discussed below, as well as a number of factors specific to our global operations and supplier relationships. In addition, the presence of high unemployment rates and related pressure on consumer spending, as well as perceived uncertainty about the state of the global economy, particularly in Europe, cause uncertainty and volatility in the travel market.
Over the past few years, fundamentals in the global hotel industry have strengthened. However, while we have generally seen growth in average daily rates for hotels, during the second quarter of 2012 we saw deceleration of these growth rates on a global basis, driven in part by macroeconomic conditions in Europe.
Demand in the air travel industry has also strengthened over the past year, driven largely by increased corporate travel, resulting in higher airfares. Higher ticket prices year-over-year have put pressure on leisure travel demand, which represents the majority of air bookings through OTCs. In the near term, higher fuel costs and further consolidation in the airline industry could continue to put upward pressure on airfares. In the second half of 2011, air capacity for major air suppliers was up slightly, but we saw a slight decline in the first half of 2012.
Airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and global distribution systems (“GDSs”), and to increase their control over distribution, such as limiting forward distribution of their fares through meta-search websites. These actions could significantly reduce the net revenue OTCs earn from air travel and other ancillary travel products. In addition, we have encountered, and expect to continue to encounter, pressure on air economics as certain supply agreements renew and as airlines and GDSs renegotiate their agreements. As a result, the net revenue we and other OTCs earn in the form of incentive payments from GDSs or in the form of commissions from airlines will be impacted over the long term.
We believe the domestic online travel market has matured. However, internationally, the online travel industry continues to benefit from increasing internet usage rates and growing acceptance of online booking. As a result, international growth rates for the online travel industry have outpaced, and we expect will continue to outpace, domestic growth rates for online travel.
Intense competition in the travel industry has historically led OTCs and travel suppliers to aggressively spend on online marketing. Competition for search engine key words continues to be intense as certain OTCs and travel suppliers increase their marketing spending. In addition, as meta-search engines enter the online travel market, competition will intensify and could increase costs to acquire traffic. In addition, last year Google launched Google Flights, which directs consumers to the websites of suppliers for potential booking of travel and to OTCs' sites only on a limited basis; if this search-engine site gains popularity, costs to acquire traffic could increase.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Net revenue	$200,977	$201,826	$(849)	—%	$390,756	$386,749	$4,007	1%
Cost and expenses:
Cost of revenue	35,385	35,496	(111)	—%	71,501	71,811	(310)	—%
Selling, general and administrative	67,312	67,892	(580)	(1)%	137,625	136,501	1,124	1%
Marketing	69,136	63,159	5,977	9%	134,664	128,516	6,148	5%
Depreciation and amortization	14,272	15,442	(1,170)	(8)%	28,150	30,716	(2,566)	(8)%
Total operating expenses	186,105	181,989	4,116	2%	371,940	367,544	4,396	1%
Operating income	14,872	19,837	(4,965)	(25)%	18,816	19,205	(389)	(2)%
Other income/(expense):
Net interest expense	(9,284)	(9,741)	457	(5)%	(19,239)	(20,306)	1,067	(5)%
Other income/(expense)	—	(22)	22	(100)%	(44)	368	(412)	**
Total other expense	(9,284)	(9,763)	479	(5)%	(19,283)	(19,938)	655	(3)%
Income/(loss) before income taxes	5,588	10,074	(4,486)	(45)%	(467)	(733)	266	(36)%
Provision for income taxes	1,004	1,186	(182)	(15)%	1,460	1,272	188	15%
Net income/(loss)	$4,584	$8,888	$(4,304)	(48)%	$(1,927)	$(2,005)	$78	(4)%

** Not meaningful.

Overall Financial Results
In February 2012, we completed our global technology platform migration, a multi-year initiative to bring all of our consumer brands onto a common technology platform, with the successful migration of the remaining air, car and dynamic packages paths of Orbitz.com. With the investment in this migration project behind us, we have increased our focus on innovation and growth. The completion of this migration effort has created opportunities for us to enhance efficiency, site performance and the consumer experience in 2012 and beyond.

During the second quarter of 2012, we reported net income of $4.6 million, compared with $8.9 million in the second quarter of 2011. The $4.3 million decrease in net income from the second quarter of 2011 was driven primarily by an increase in marketing expense, partially offset by lower depreciation and other operating expenses.

Room nights and hotel and vacation package transaction volumes for our domestic leisure brands, Orbitz.com and CheapTickets.com, continued to grow in the second quarter. With respect to air revenue, we saw demand soften during the quarter, consistent with OTC industry trends, and transactions continue to be negatively impacted by changes we made with respect to certain revenue management strategies in the third quarter of 2011.

Internationally, we continue to see growth in our ebookers brand in both room nights and transaction volumes; however, revenue performance was affected by unfavorable foreign currency fluctuations and worsening macroeconomic conditions in Europe. In addition, HotelClub continues to face challenges; the executive leadership for our international brands, which we reorganized in 2011, continues to execute a strategy to focus on key markets and site optimization to improve HotelClub's performance.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three and six months ended June 30, 2012 and 2011. Gross bookings, transactions and hotel room nights not only impact our net revenue trends, but these metrics also provide insight into changes in overall travel demand, both industry-wide and on our websites. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Gross bookings:
Domestic:
Air (a)	$1,791,674	$1,834,354	$(42,680)	(2)%	$3,602,177	$3,578,884	$23,293	1%
Non-air (b)	607,738	579,707	$28,031	5%	1,289,799	1,211,781	78,018	6%
Total domestic gross bookings	2,399,412	2,414,061	(14,649)	(1)%	4,891,976	4,790,665	101,311	2%
International:
Air	363,975	367,506	(3,531)	(1)%	756,010	742,910	13,100	2%
Non-air	206,802	215,640	(8,838)	(4)%	465,234	438,782	26,452	6%
Total international gross bookings (c)	570,777	583,146	(12,369)	(2)%	1,221,244	1,181,692	39,552	3%
Total gross bookings	$2,970,189	$2,997,207	$(27,018)	(1)%	$6,113,220	$5,972,357	$140,863	2%

Net revenue:
Air	$67,313	$69,522	$(2,209)	(3)%	$139,557	$142,022	$(2,465)	(2)%
Hotel	55,895	55,196	699	1%	105,360	100,385	4,975	5%
Vacation package	36,388	33,479	2,909	9%	66,642	59,337	7,305	12%
Advertising and media	15,261	13,632	1,629	12%	26,730	26,314	416	2%
Other	26,120	29,997	(3,877)	(13)%	52,467	58,691	(6,224)	(11)%
Total net revenue (d)	$200,977	$201,826	$(849)	—%	$390,756	$386,749	$4,007	1%

Net revenue:
Domestic	$145,073	$142,026	$3,047	2%	$282,416	$276,359	$6,057	2%
International	55,904	59,800	(3,896)	(7)%	108,340	110,390	(2,050)	(2)%
Total net revenue (d)	$200,977	$201,826	$(849)	—%	$390,756	$386,749	$4,007	1%

Transaction and hotel room night growth/(decline):
Transactions	(4)%	(9)%	(1)%	(8)%
Hotel room nights	3%	(1)%	3%	(1)%

(a)
The decrease in domestic air gross bookings for the three months ended June 30, 2012 was driven primarily by lower transaction volume, partially offset by higher air fares. The increase in domestic air gross bookings for the six months ended June 30, 2012 was driven primarily by higher air fares, partially offset by lower transaction volume.

(b)	The increase in domestic non-air gross bookings was due primarily to higher hotel and vacation package volume.

(c)
For the three and six months ended June 30, 2012, international gross bookings were impacted by unfavorable foreign currency fluctuations in the European market as compared to the prior year periods. In addition, international gross bookings decreased for the three months ended June 30, 2012 due to lower overall transaction volume for our HotelClub brand, partially offset by higher transaction volume for our ebookers brand and higher air fares. International gross bookings for the six months ended June 30, 2012 increased due to higher overall transaction volume for our ebookers brand, partially offset by lower transaction volume for our HotelClub brand.

(d)
For the three months ended June 30, 2012 and 2011, $30.2 million and $32.9 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs. For the six months ended June 30, 2012 and 2011, $62.5 million and $67.3 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Net revenue decreased $0.8 million for the three months ended June 30, 2012 compared with the three months ended June 30, 2011, and increased $4.0 million, or 1%, for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011. Excluding unfavorable foreign exchange fluctuations, revenue increased by $3.4 million and $8.5 million for the three and six months ended June 30, 2012.

Air.  Net revenue from air bookings decreased $2.2 million and $2.5 million for the three and six months ended June 30, 2012, respectively, as compared with the three and six months ended June 30, 2011. Excluding the impact of foreign currency fluctuations, net revenue from air bookings remained relatively flat for the three and six months ended June 30, 2012, from the comparable prior year periods.

Domestic air net revenue decreased $0.9 million and $1.2 million for the three and six months ended June 30, 2012, respectively, as compared with the three and six months ended June 30, 2011. These decreases were due primarily to lower transaction volume and the absence in 2012 of the incremental incentive revenue earned per segment processed through Travelport GDSs from December 2010 through June 1, 2011. The lower domestic transaction volume for the three and six months ended June 30, 2012 was driven primarily by changes we made with respect to certain revenue management strategies. These decreases were partially offset by increased net revenue per airline ticket, also resulting from these revenue management strategies.

International air net revenue decreased by $1.3 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011 (an increase of $0.4 million excluding the impact of foreign currency fluctuations). International air net revenue decreased by $1.3 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011 (an increase of $1.0 million, excluding the impact of foreign currency fluctuations). On a constant currency basis, the increases in international air net revenue year-over-year were due primarily to higher transaction volume. The increase in transaction volume for the six months ended June 30, 2012 was partially offset by lower average revenue per ticket, which was due primarily to a shift in mix from negotiated rates to published fares and a shift in mix from long-haul to short-haul flights.

Hotel.  Net revenue from hotel bookings increased $0.7 million or 1%, and $5.0 million or 5%, for the three and six months ended June 30, 2012, respectively, compared with the three and six months ended June 30, 2011. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $1.8 million and $5.6 million for the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2012, domestic hotel net revenue increased $2.7 million and $7.2 million as compared with the three and six months ended June 30, 2011, respectively. These increases were due primarily to higher transaction volume.

International hotel net revenue decreased $2.0 million and $2.2 million for the three and six months ended June 30, 2012, respectively, as compared with the three and six months ended June 30, 2011 (a decrease of $0.9 million and $1.6 million, respectively, excluding the impact of foreign currency fluctuations). These decreases on a constant currency basis were due primarily to lower volume for HotelClub, offset by higher transaction volume for ebookers.

Vacation package.  As compared with the three and six months ended June 30, 2011, net revenue from vacation package bookings increased $2.9 million or 9%, and $7.3 million or 12%, for the three and six months ended June 30, 2012, respectively. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings increased $3.6 million and $8.1 million for the three and six months ended June 30, 2012, as compared with the three and six months ended June 30, 2011.

Domestic vacation package net revenue increased by $1.3 million and $4.4 million for the three and six months ended June 30, 2012, respectively, as compared with the three and six months ended June 30, 2011, driven primarily by increased transaction volume, partially offset by a shift in package mix to lower margin packages.

International vacation package net revenue increased $1.6 million and $2.9 million for the three and six months ended June 30, 2012, respectively, as compared with the three and six months ended June 30, 2011 (an increase of $2.3 million and $3.7 million, respectively, excluding the impact of foreign currency fluctuations). These increases were due primarily to higher transaction volume for ebookers.

Advertising and media.  Advertising and media net revenue increased $1.6 million or 12%, and $0.4 million or 2%, for the three and six months ended June 30, 2012, respectively, compared with the three and six months ended June 30, 2011. These increases were driven primarily by higher display advertising.

Other.  Other net revenue is comprised primarily of net revenue from travel insurance, car bookings, cruise bookings, and destination services. Other net revenue decreased $3.9 million, or 13%, for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 (a decrease of $3.3 million excluding the impact of foreign currency), and $6.2 million or 11%, for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 (a decrease of $5.5 million excluding the impact of foreign currency). The decreases were primarily driven by lower insurance and hosting services revenue. Insurance revenue decreased year-over-year due to a new regulation issued by the Department of Transportation effective in January 2012 that no longer allows for the travel insurance option to be pre-selected, which reduced the attachment rate for insurance products. Hosting services revenue decreased from the prior year periods due to the termination of our last hosting agreement in July 2011.

Costs and Expenses

Cost of Revenue

Our cost of revenue is comprised of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$14,011	$13,683	$328	2%	$26,812	$27,931	$(1,119)	(4)%
Credit card processing fees	11,413	11,964	(551)	(5)%	24,208	24,393	(185)	(1)%
Other	9,961	9,849	112	1%	20,481	19,487	994	5%
Total cost of revenue	$35,385	$35,496	$(111)	—%	$71,501	$71,811	$(310)	—%

Cost of revenue decreased $0.1 million (a $0.7 million increase excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2012 compared with the three months ended June 30, 2011, due primarily to a $0.7 million decrease in connectivity and processing charges and a $0.6 million decrease in credit card processing fees, partially offset by a $0.4 million increase in customer refunds and charge-backs and a $0.3 million increase in customer services costs. As a percentage of revenue, cost of revenue remained constant at 17.6% for the three months ended June 30, 2012 and June 30, 2011 (both reported and excluding the impact of foreign currency fluctuations).

Cost of revenue decreased $0.3 million (a $0.6 million increase excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2012 compared with the six months ended June 30, 2011, due primarily to a $1.1 million decrease in customer services costs, driven by lower staffing levels, a $0.6 million decrease in connectivity and processing charges, and a $0.2 million decrease in credit card processing fees, partially offset by a $0.9 million increase in customer refunds and charge-backs. As a percent of revenue, cost of revenue was 18.3% for six months ended June 30, 2011 and 18.6% for the six months ended June 30, 2011 (both reported and excluding the impact of foreign currency fluctuations).

Selling, General and Administrative

Our selling, general and administrative expense is comprised of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include legal, foreign currency transaction and hedging and other administrative costs.

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$37,522	$39,153	$(1,631)	(4)%	$75,792	$77,893	$(2,101)	(3)%
Contract labor (a)	6,223	6,650	(427)	(6)%	13,638	12,678	960	8%
Network communications, systems maintenance and equipment	6,653	6,010	643	11%	13,776	12,693	1,083	9%
Other	16,914	16,079	835	5%	34,419	33,237	1,182	4%
Total selling, general, and administrative	$67,312	$67,892	$(580)	(1)%	$137,625	$136,501	$1,124	1%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense decreased $0.6 million (a $1.1 million increase excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2012 compared with the three months ended June 30, 2011, driven primarily by a $1.6 million decrease in wages and benefits, a $0.4 million decrease in contract labor costs and a $0.4 million decrease in travel-related expenses, partially offset by a $1.6 million increase in professional fees and a $0.6 million increase in network communications, systems maintenance and equipment costs. Wages and benefits and contract labor costs decreased due primarily to cost savings achieved from the centralization of the ebookers finance function and a lower level of severance expenses incurred in the second quarter of 2012 as compared with 2011. The increase in professional fees was due to higher legal expenses.

Selling, general and administrative expense increased $1.1 million ($2.7 million excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The increase in expense was primarily driven by a $1.2 million increase in professional fees, a $1.1 million increase in network communications, systems maintenance and equipment costs, and a $1.0 million increase in contract labor costs, partially offset by a $2.1 million decrease in wages and benefits and a $0.6 million decrease in travel-related expenses. The drivers of the fluctuations in expenses were consistent with those for the three months ended June 30, 2012, except for the increase in contract labor costs, which was due to a higher level of expenses incurred to support strategic initiatives in the first quarter of 2012 as compared to the prior year.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search and banner advertising and affiliate commissions, and offline marketing costs, such as television, radio and print advertising. Our online marketing spending is significantly greater than our offline marketing spending. Marketing expense increased $6.0 million ($7.7 million excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2012 compared with the three months ended June 30, 2011, and $6.1 million ($8.0 million excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The increases in marketing expense year-over-year were due primarily to higher global online marketing spend and growth of our private label distribution channel.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.2 million ($1.1 million excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2012 compared with the three months ended June 30, 2011. Depreciation and amortization expense decreased $2.6 million, both reported and excluding the impact of foreign currency fluctuations, for the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The decreases in depreciation and amortization expense were due primarily to certain fixed and other assets that became fully depreciated and amortized in 2011.

Net Interest Expense

Net interest expense decreased $0.5 million for the three months ended June 30, 2012 compared with the three months ended June 30, 2011, and $1.1 million for the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The decreases in net interest expense were due primarily to a lower effective interest rates on the Term Loan (including related interest rate hedges) and, to a lesser extent, lower average debt outstanding during 2012. These decreases were partially offset by higher letter of credit fees.

Provision for Income Taxes

We recorded a tax provision of $1.0 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. The tax provisions were due primarily to taxes on the income of certain European-based subsidiaries and U.S. state and local income taxes. The decrease in tax expense for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 was due to a decrease in pretax earnings in certain foreign jurisdictions. The increase in tax expense for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 was driven by an increase in pretax earnings in certain foreign jurisdictions.

As of June 30, 2012, the valuation allowance for our deferred tax assets was $299.5 million, of which $191.2 million relates to U.S. jurisdictions. We have maintained full valuation allowances in all jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 11 - Related Party Transactions of the Notes to Condensed Consolidated Financial Statements.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book leisure travel rather than business travel. Gross bookings for leisure travel are generally highest in the first half of the year as customers plan and book their spring and summer vacations. Cash is received upon booking for the majority of transactions booked on our websites, and net revenue for non-stand-alone air transactions is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third quarters. Our seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the growth of our international operations or a change in our product mix.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents and availability under the senior secured credit agreement which includes a $72.5 million revolving credit facility (the “Revolver”). See Note 4 - Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements. At June 30, 2012 and December 31, 2011, our cash and cash equivalents balances were $170.4 million and $136.2 million, respectively. Due to the letters of credit issued under the Revolver, we had $57.3 million and $61.7 million of availability at June 30, 2012 and December 31, 2011, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $227.7 million and $197.9 million at June 30, 2012 and December 31, 2011, respectively.

We require letters of credit to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies. The majority of these letters of credit have been issued by Travelport on our behalf. At June 30, 2012 and December 31, 2011, there were $73.4 million and $74.2 million of outstanding letters of credit issued by Travelport on our behalf. In addition, at June 30, 2012 and December 31, 2011, there were the equivalent of $15.2 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds sterling. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings.

Under our merchant model, customers generally pay us for reservations at the time of booking, and we pay our suppliers at a later date, which is generally when the customer uses the reservation, except in the case of payment for merchant air which generally occurs prior to the consumption date. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending upon the travel product. The timing difference between when cash is collected from our customers and when payments are made to our suppliers improves our operating cash flow and represents a source of liquidity for us.

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

As of June 30, 2012, we had a working capital deficit of $252.4 million compared with a deficit of $233.0 million as of December 31, 2011. Over time, we expect to decrease this deficit through growth in our business, in particular our global hotel business, and thereby generating positive cash flow from operations.

We generated positive cash flow from operations for the years ended December 31, 2008 through December 31, 2011 and for the six months ended June 30, 2012 despite experiencing net losses in all of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ending December 31, 2012, we expect our capital expenditures to be between $48 million and $52 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

With respect to both our short- and long-term liquidity needs, we currently believe that cash flow generated from operations, cash on hand and borrowing availability under the Revolver through its maturity in July 2013 will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations. In the future, if we require more liquidity than is available to us from our available cash and under the Revolver, if we are unable to refinance or extend the Revolver beyond its July 2013 maturity date, or if we are unable to refinance or repay the Term Loan by its July 2014 maturity date, we may need to raise additional funds through debt or equity offerings, which may not be available to us on favorable terms or at all.

Our liquidity could be reduced as a result of the termination of a major airline's participation on our websites or a change in their distribution strategy; a decline in merchant gross bookings resulting from changes in our merchant business model; changes to payment terms or other requirements imposed by vendors, suppliers or regulatory agencies, such as requiring us to provide letters of credit, cash reserves, or other forms of financial security or increases in such requirements; lower than anticipated operating cash flows; or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy tax proceedings, certain jurisdictions' requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court, or our inability to recover defense costs. If as a result of these requirements we require additional letters of credit, or if Travelport is no longer required or able to issue letters of credit on our behalf, we would be required to issue these letters of credit under the Revolver or to establish cash reserves/collateral, which would reduce our liquidity and cash available to grow our business.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Beginning cash and cash equivalents	$136,171	$97,222
Cash provided by/(used in):
Operating activities	104,129	102,529
Investing activities	(24,420)	(28,002)
Financing activities	(44,575)	(28,091)
Effect of changes in exchange rates on cash and cash equivalents	(869)	2,299
Net increase in cash and cash equivalents	34,265	48,735
Ending cash and cash equivalents	$170,436	$145,957

Operating Activities

Cash provided by operating activities consists of our net income or loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred income, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $104.1 million for the six months ended June 30, 2012 compared with $102.5 million for the six months ended June 30, 2011. The increase in operating cash flow was due mainly to an increase in our working capital accounts of $5.5 million, partially offset by a $3.9 million decrease in cash inflows from the reduction of our net loss as adjusted for non-cash items described above. The net increase in working capital accounts was driven primarily by changes in accounts payable and other current liabilities, merchant payable and deferred income balances, partially offset by the timing of payments from Travelport and a higher accounts receivable balance. The $3.9 million decrease in cash flows related to higher marketing expenses, partially offset by higher revenues, during the first half of 2012 as compared with the first half of 2011.

Investing Activities

Cash flow used in investing activities decreased to $24.4 million for the six months ended June 30, 2012 from $28.0 million for the six months ended June 30, 2011. This decrease from the prior year was due primarily to establishing higher levels of restricted cash balances in the six months ended June 30, 2011 as compared with the current period.

Financing Activities

Cash flow used in financing activities increased to $44.6 million for the six months ended June 30, 2012 from $28.1 million for the six months ended June 30, 2011. The increase was due to a higher excess cash flow payment made on the Term Loan and higher payments on the tax sharing liability during the six months ended June 30, 2012, as compared with the prior-year period.
Financing Arrangements
On July 25, 2007, we entered into a $685.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a seven-year $600.0 million term loan facility (the “Term Loan”) and a six-year $85.0 million revolving credit facility, which was effectively reduced to the $72.5 million Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At June 30, 2012 and December 31, 2011, $440.0 million and $472.2 million of borrowings were outstanding on the Term Loan, respectively. At June 30, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolver. In addition, at June 30, 2012 and December 31, 2011, there were the equivalent of $15.2 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not exceed a maximum total leverage ratio, each as defined in the Credit Agreement. We are required to maintain a minimum fixed charge coverage ratio of 1 to 1 and not exceed a maximum total leverage ratio of 3.0 to 1 for the remainder of the Credit Agreement. As of June 30, 2012, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2011, we made a $32.2 million prepayment on the Term Loan in the first quarter of 2012. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term. Based on our current financial projections for the year ended December 31, 2012, we estimate that we will be required to make a $25.8 million prepayment from excess cash flow in the first quarter of 2013. The amount of prepayment required is subject to change based on actual financial results, which could differ materially from our financial projections as of June 30, 2012. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2013 is not reasonably estimable as of June 30, 2012.

When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, entered into in connection with the July 2007 initial public offering (the “IPO”), we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At June 30, 2012 and December 31, 2011, there were $73.4 million and $74.2 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock.

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
Contractual Obligations
Our contractual obligations as of June 30, 2012 did not materially change from the amounts set forth in our 2011 Annual Report on Form 10-K, except for the timing of payments on the Term Loan (see Note 4 - Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2011 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2012 from the 2011 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk since December 31, 2011. For a discussion of our market risk as of December 31, 2011, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consist of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

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

During 2012, and as discussed further below, we have taken actions to remediate this material weakness, and we are continuing to assess additional controls or enhancements to existing controls that may be required to remediate it. Our management, with the participation of the CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of June 30, 2012, we have not completed the assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, and solely because of the material weakness in internal control over financial reporting disclosed in our 2011 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During 2012, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weakness described in our 2011 Form 10-K.

•
During the first quarter of 2012, we initiated a project to remediate the material weakness, including the redesign of certain key IT general and application controls and the related documentation of these controls and the surrounding processes. As part of this project, as disclosed in our 2011 Form 10-K, we are developing a new subledger system that will strengthen our controls surrounding account reconciliations and journal entries. During the second quarter of 2012, we continued to make progress related to this initiative.

•
In connection with this project, we selected an outside service provider to assist in driving this effort and developing a training program. As of June 30, 2012, we had substantially completed the review of existing controls and gaps in the design of our IT general and application controls affecting the Company's internal control over financial reporting.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended June 30, 2012, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011 or in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, except as described below.

Litigation Relating To Hotel Occupancy Taxes

Birmingham, Alabama: On April 13, 2012, the Supreme Court of Alabama affirmed the granting of summary judgment in favor of the online travel companies, and adopted the trial court's order in its entirety as the opinion of the Supreme Court.

Leon County, Florida: On April 20, 2012, the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida orally granted the online travel companies' motion for summary judgment. On May 10, 2012, plaintiffs filed their notice of appeal.

Atlanta, Georgia: On May 1, 2012, the Superior Court of Fulton County, Georgia denied Defendants' motion for reconsideration of the Court's Order Regarding Remaining Issues and Proposed Resolution. On May 15, 2012, several of the online travel companies' filed a petition for mandamus and prohibition in the Georgia Supreme Court seeking to overturn the Superior Court May 1, 2012 order.

Breckenridge, Colorado: On June 6, 2012, the District Court for Summit County, Colorado granted in part and denied in part the OTCs' motion to dismiss.

Nassau County, New York: On June 13, 2012, the Supreme Court, Nassau County, New York denied the OTCs' motion to dismiss.

Portland, Oregon: On June 15, 2012, the Circuit Court of Multnomah County, Oregon denied the City's motion to dismiss the online travel companies' complaint.

Orange County, Florida: On June 22, 2012, the Circuit Court, Ninth Judicial Circuit for Orange County, Florida granted Orbitz's motion for summary judgment.

Rome, Georgia: On July 9, 2012, the United States District Court for the Northern District of Georgia granted the online travel companies' motion for summary judgment as to liability for the period before May 16, 2011.

Baltimore, Maryland: On July 24, 2012, the United States District Court for the District of Maryland denied the Defendants' motion for summary judgment as to its affirmative defenses.

Litigation Relating To Intellectual Property

Ameranth, Inc. v. Orbitz, LLC: On June 29, 2012, Ameranth, Inc. filed a lawsuit against Orbitz, LLC in the United States District Court for the Southern District of California alleging infringement of U.S. Patent Nos. 6,384,850; 6,871,325; and 8,146,077.

Parallel Iron, LLC v. Orbitz, LLC: On July 12, 2012, Parallel Iron, LLC filed a lawsuit against Orbitz, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 7,197,662; 7,958,388; and 7,543,177.

Data Carriers, LLC v. Orbitz Worldwide, LLC: On July 19, 2012, Data Carriers, LLC filed a lawsuit against Orbitz Worldwide, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,388,198.

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

We rely significantly on our relationships with hotels, airlines and other suppliers and travel partners. Adverse changes in any of these relationships, or the inability to enter into new relationships, could negatively impact the availability and competitiveness of travel products offered on our websites. Our arrangements with suppliers and other travel partners may not remain in effect on current or similar terms, and the net impact of future pricing or revenue sharing options may adversely impact our revenue. For example, if our suppliers and other travel partners terminate or renegotiate their agreements with us on more favorable terms to them, this would reduce the revenue we generate from those agreements. The significant reduction by any of our major suppliers or travel partners in their business with our companies for a sustained period of time or their complete withdrawal of doing business with us could have a material adverse effect on our business, financial condition and results of operations.

Globally, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution. As existing agreements between the airlines and us and the airlines and the GDSs expire, the airlines have and we expect will continue to attempt to negotiate terms more favorable to the airlines in any renewed or new agreements. In addition, certain airlines may terminate their agreements with us for any reason or no reason prior to the scheduled expiration date upon thirty days' prior notice. We have had major airlines exercise or threaten to exercise this right to terminate in order to pressure us to renegotiate our arrangements, including the economic terms, prior to the scheduled expiration date. If airlines are successful in obtaining more favorable terms in their agreements with us, or in the agreements between the airlines and the GDSs (including Travelport), or an airline actually terminates an agreement with us (or Travelport), the net revenue we earn from the distribution of airline tickets would be negatively impacted, which could have a material adverse effect on our business, results of operations or financial condition.

Effective December 2010, American Airlines (“AA”) removed its content from our Orbitz.com and Orbitz for Business websites following unsuccessful negotiations in which AA requested, among other things, that we enter into a direct connect relationship. In 2010, prior to the removal of AA content from our websites, the net revenue associated with AA tickets booked on our Orbitz.com and Orbitz for Business sites, including ancillary revenue from associated hotels, car rentals, travel insurance and destination services revenue, represented approximately 5% of our total net revenue. In June 2011, the Circuit Court of Cook County, Illinois granted Travelport's request for injunctive relief against AA ordering AA to reinstate its content on our websites. While AA immediately made its full schedule of flights available on both our Orbitz.com and Orbitz for Business websites as a result of this ruling, it was only required to do so through August 31, 2011, the date on which its distribution agreement with Travelport expired. Subsequently, we entered into Letter Agreements with AA pursuant to which AA is currently prohibited from removing its content from our websites prior to October 31, 2012. In addition, in April 2011, AA filed a lawsuit against Travelport and us alleging that our Travelport GDS Service Agreement violates the Sherman Antitrust Act. Although the Court has dismissed this claim with prejudice, there are several other claims pending against Travelport. It is possible that the outcome of these claims could influence the manner in which GDSs operate, which could have significant implications for both airlines and OTCs, including potentially forcing us and our competitors to change our business models and putting us at a competitive disadvantage to the extent we cannot reach a long-term agreement with AA to distribute their tickets.

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

Item 5. Other Information

On August 6, 2012, the Compensation Committee of the Company's Board of Directors approved amendments to the employment agreements of Tamer Tamar, Senior Vice President, International and President, ebookers.com and Chris Orton, President of Orbitz.com and CheapTickets.com.

The Committee increased Mr. Tamar's base salary to ₤270,000 and his target bonus percentage to 75%.  The Committee awarded Mr. Tamar the opportunity to participate in an IRC Section 162(m) qualified 3-year incentive plan subject to delivery of key results for the ebookers and HotelClub businesses, measured against hotel revenue, room night growth or other hotel-

related performance milestones to be determined by the Committee.  The payments Mr. Tamar is eligible to receive depend on the achievement of minimum hurdles related to EBITDA or other objective criteria established by the Committee with respect to both the ebookers and HotelClub businesses for the four quarters immediately preceding each payment date under the plan.  Under this plan, Mr. Tamar is eligible to earn an aggregate maximum possible bonus of £500,000 for outstanding results if the stretch goals for hotel-related performance and look-back EBITDA (or other objective measure) related requirements are satisfied and certified by the Compensation Committee with 50% of any amounts earned to be payable on December 31, 2013 and any remaining amounts earned to be payable on June 30, 2015, subject to Mr. Tamar's continued employment through each such date.  Mr. Tamar is also entitled to a one-time bonus of £62,500 payable in two equal installments on December 31, 2013 and June 30, 2015, subject to his continued employment through each such date.

The Committee increased Mr. Orton's base salary to $450,000 and his target bonus percentage to 100%.  Mr. Orton will also receive a one-time cash bonus of $100,000, payable in January 2013, subject to his continued employment through January 1, 2013.

Item 6.    Exhibits

Exhibit No.	Description
10.1
Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated, effective June 12, 2012 (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on July 20, 2012).

10.2
Orbitz Worldwide, Inc. Performance-Based Annual Incentive Plan, as amended and restated, effective June 12, 2012 (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 15, 2012).

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

ORBITZ WORLDWIDE, INC
(Registrant)

Date:	August 9, 2012	/s/ Barney Harford
Barney Harford
Chief Executive Officer
(Duly Authorized Officer)

Date:	August 9, 2012	/s/ David Belmont
David Belmont
Interim Chief Financial Officer
(Principal Financial Officer)