Form 10-Q
period 2012-09-30
Orbitz Worldwide, Inc.
filed 2012-11-09
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

As of October 31, 2012, 105,051,759 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2012 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2011 Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$198,303	$202,924	$589,059	$589,673
Cost and expenses:
Cost of revenue	38,203	36,095	109,704	107,906
Selling, general and administrative	57,071	67,679	194,696	204,180
Marketing	62,640	61,351	197,304	189,867
Depreciation and amortization	14,062	14,939	42,212	45,655
Impairment of other assets	1,417	—	1,417	—
Total operating expenses	173,393	180,064	545,333	547,608
Operating income	24,910	22,860	43,726	42,065
Other income/(expense):
Net interest expense	(8,847)	(9,746)	(28,086)	(30,052)
Other income/(expense)	3	9	(41)	377
Total other expense	(8,844)	(9,737)	(28,127)	(29,675)
Income before income taxes	16,066	13,123	15,599	12,390
Provision for income taxes	1,248	1,890	2,708	3,162
Net income	$14,818	$11,233	$12,891	$9,228

Net income per share - basic:
Net income per share	$0.14	$0.11	$0.12	$0.09
Weighted-average shares outstanding	106,127,706	104,652,402	105,366,429	103,906,153

Net income per share - diluted:
Net income per share	$0.14	$0.11	$0.12	$0.09
Weighted-average shares outstanding	107,256,562	105,509,043	107,423,416	105,492,208

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$14,818	$11,233	$12,891	$9,228
Other comprehensive income/(loss) (a):
Currency translation adjustment	(5,622)	6,753	(6,746)	2,544
Unrealized gain on floating to fixed interest rate swaps	2	183	194	2,092
Other comprehensive income/(loss)	(5,620)	6,936	(6,552)	4,636
Comprehensive income	$9,198	$18,169	$6,339	$13,864

(a)	There was no income tax impact to other comprehensive income/(loss) for the three and nine months ended September 30, 2012 and 2011.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$152,290	$136,171
Accounts receivable (net of allowance for doubtful accounts of $1,147 and $1,108, respectively)	84,542	62,377
Prepaid expenses	12,429	15,917
Due from Travelport, net	12,652	3,898
Other current assets	4,064	2,402
Total current assets	265,977	220,765
Property and equipment, net	136,190	141,702
Goodwill	647,300	647,300
Trademarks and trade names	108,402	108,194
Other intangible assets, net	2,888	4,162
Deferred income taxes, non-current	5,575	7,311
Other non-current assets	20,771	16,352
Total Assets	$1,187,103	$1,145,786
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,257	$30,937
Accrued merchant payable	296,026	238,694
Accrued expenses	122,998	120,962
Deferred income	39,462	28,953
Term loan, current	21,900	32,183
Other current liabilities	5,841	2,034
Total current liabilities	507,484	453,763
Term loan, non-current	418,130	440,030
Tax sharing liability	71,052	68,411
Unfavorable contracts	895	4,440
Other non-current liabilities	18,571	18,617
Total Liabilities	1,016,132	985,261
Commitments and contingencies (see Note 7)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 105,076,996 and 103,814,769 shares issued, respectively	1,051	1,038
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,040,187	1,036,093
Accumulated deficit	(867,995)	(880,886)
Accumulated other comprehensive income/(loss) (net of accumulated tax benefit of $2,558)	(2,220)	4,332
Total Shareholders’ Equity	170,971	160,525
Total Liabilities and Shareholders’ Equity	$1,187,103	$1,145,786

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$12,891	$9,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,212	45,655
Impairment of other assets	1,417	—
Amortization of unfavorable contract liability	(5,822)	(1,136)
Non-cash net interest expense	10,625	10,900
Deferred income taxes	2,005	2,444
Stock compensation	6,233	6,793
Changes in assets and liabilities:
Accounts receivable	(21,544)	(6,896)
Due from Travelport, net	(8,664)	1,458
Accounts payable, accrued expenses and other current liabilities	1,139	11,548
Accrued merchant payable	56,579	31,012
Deferred income	13,336	6,395
Other	(4,322)	(3,528)
Net cash provided by operating activities	106,085	113,873
Investing activities:
Property and equipment additions	(34,841)	(35,740)
Changes in restricted cash	(5,252)	(3,657)
Net cash used in investing activities	(40,093)	(39,397)
Financing activities:
Payments on the term loan	(32,183)	(19,808)
Employee tax withholdings related to net share settlements of equity-based awards	(2,126)	(1,426)
Payments on tax sharing liability	(15,408)	(8,847)
Payments on note payable	(172)	(171)
Net cash used in financing activities	(49,889)	(30,252)
Effects of changes in exchange rates on cash and cash equivalents	16	(651)
Net increase in cash and cash equivalents	16,119	43,573
Cash and cash equivalents at beginning of period	136,171	97,222
Cash and cash equivalents at end of period	$152,290	$140,795
Supplemental disclosure of cash flow information:
Income tax payments, net	$1,128	$1,352
Cash interest payments	$21,078	$20,039

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (the “IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At September 30, 2012 and December 31, 2011, Travelport and investment funds that own and/or control Travelport's ultimate parent company beneficially owned approximately 53% and 55% of our outstanding common stock, respectively.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Orbitz Worldwide, Inc. and subsidiaries (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Capitalized software	$313,560	$285,277
Furniture, fixtures and equipment	82,491	78,157
Leasehold improvements	13,574	13,650
Construction in progress	15,307	13,868
Gross property and equipment	424,932	390,952
Less: accumulated depreciation	(288,742)	(249,250)
Property and equipment, net	$136,190	$141,702

We recorded depreciation expense related to property and equipment in the amount of $13.6 million and $14.3 million for the three months ended September 30, 2012 and 2011, respectively, and $40.9 million and $42.6 million for the nine months ended September 30, 2012 and 2011, respectively.

3.	Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Advertising and marketing	$34,692	$26,461
Employee costs	17,684	21,220
Customer service costs	12,654	8,337
Tax sharing liability (see Note 5)	12,633	20,579
Contract exit costs	11,007	10,017
Professional fees	7,505	6,458
Technology costs	6,548	5,406
Customer refunds	5,866	5,328
Airline rebates	3,960	4,534
Unfavorable contracts (see Note 6)	3,580	4,440
Customer incentive costs	3,079	2,861
Other	3,790	5,321
Total accrued expenses	$122,998	$120,962

4.	Term Loan and Revolving Credit Facility

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
The change in the Term Loan during the nine months ended September 30, 2012 was as follows:

Amount
(in thousands)
Balance at December 31, 2011 (current and non-current)	$472,213
Prepayment from excess cash flow	(32,183)
Balance at September 30, 2012 (current and non-current)	$440,030

Based on our current financial projections for the year ending December 31, 2012, we estimate that we will be required to make a $21.9 million prepayment from excess cash flow in the first quarter of 2013. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of September 30, 2012. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2013 is not reasonably estimable as of September 30, 2012.

At September 30, 2012, $100.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $340.0 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 3.3% (see Note 9 - Derivative Financial Instruments).

Revolver

The Revolver provides for borrowings and letters of credit of up to $72.5 million ($42.6 million in U.S. dollars and the equivalent of $29.9 million denominated in Euros and Pounds sterling) and at September 30, 2012 bears interest at a variable rate, at our option, of LIBOR plus a margin of 200 basis points or the Alternative Base Rate plus a margin of 100 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We incur a commitment fee of 50 basis points on any unused amounts on the Revolver. The Revolver matures in July 2013.

At September 30, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolver and the equivalent of $13.8 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively (see Note 7 - Commitments and Contingencies). The amount of letters of credit issued under the Revolver reduces the amount available for borrowings. Due to the letters of credit issued under the Revolver, we had $58.7 million and $61.7 million of availability at September 30, 2012 and December 31, 2011, respectively. Commitment fees on unused amounts under the Revolver were $0.1 million for each of the three months ended September 30, 2012 and 2011 and $0.2 million for each of the nine months ended September 30, 2012 and 2011.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of September 30, 2012, the estimated remaining payments that may be due under this agreement were approximately $123.9 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $83.7 million and $89.0 million at September 30, 2012 and December 31, 2011, respectively. The change in the tax sharing liability for the nine months ended September 30, 2012 is as follows:

Amount
(in thousands)
Balance at December 31, 2011 (current and non-current)	$88,990
Accretion of interest expense (a)	10,103
Cash payments	(15,408)
Balance at September 30, 2012 (current and non-current)	$83,685

(a)
We accreted interest expense related to the tax sharing liability of $3.0 million and $3.4 million for the three months ended September 30, 2012 and 2011, respectively, and $10.1 million and $9.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $12.6 million and $20.6 million was included in accrued expenses in our condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively. The long-term portion of the tax sharing liability of $71.1 million and $68.4 million was reflected as the tax sharing liability in our condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

6.	Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements (the “Charter Associate Agreements”) with the Founding Airlines as well as with US Airways (the “Charter Associate Airlines”). These agreements pertain to our Orbitz brand, which was owned by the Founding Airlines at the time we entered into the agreements. Under the Charter Associate Agreements, we must pay a portion of the global distribution system (“GDS”) incentive revenue we earn from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments are required when airline tickets for travel on a Charter Associate Airline are booked through our Orbitz.com and OrbitzforBusiness.com websites utilizing Worldspan.

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

The change in the net unfavorable contract liability for the nine months ended September 30, 2012 is as follows:

Amount
(in thousands)
Balance at December 31, 2011 (current and non-current)	$8,880
Amortization (a)	(3,187)
Other (b)	(1,218)
Balance at September 30, 2012 (current and non-current)	$4,475

(a)
We recognized net amortization of $1.0 million ($1.6 million was recorded as an increase to net revenue and $0.6 million was recorded as an increase to marketing expense) for the three months ended September 30, 2012 and $0.2

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million ($1.9 million was recorded as an increase to net revenue and $1.7 million was recorded as an increase to marketing expense) for the three months ended September 30, 2011. We recognized net amortization of $3.2 million ($5.3 million was recorded as an increase to net revenue and $2.1 million was recorded as an increase to marketing expense) for the nine months ended September 30, 2012 and $1.1 million ($5.6 million was recorded as an increase to net revenue and $4.5 million was recorded as an increase to marketing expense) for the nine months ended September 30, 2011.

(b)
For the nine months ended September 30, 2012, we reduced the unfavorable contract liability by $1.2 million due to the negotiation of a new agreement with one of our airline suppliers, which resulted in the termination of the former agreement with this airline. The $1.2 million reduction in the liability was comprised of a $2.6 million non-cash increase to net revenue and a $1.4 million non-cash charge to impair the asset related to the in-kind marketing and promotional support that we expected to receive under the former agreement. The impairment charge was included in the impairment of other assets line item in our condensed consolidated statement of operations for the three and nine months ended September 30, 2012.

The current portion of the liability of $3.6 million and $4.4 million was included in accrued expenses in our condensed consolidated balance sheets at September 30, 2012 and December 31, 2011. The long-term portion of the liability of $0.9 million and $4.4 million was reflected as unfavorable contracts in our condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

7.	Commitments and Contingencies

Our commitments as of September 30, 2012 did not materially change from the amounts set forth in our 2011 Annual Report on Form 10-K, except for changes in the timing of future payments on the Term Loan (see Note 4 - Term Loan and Revolving Credit Facility).

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters.

We are party to various cases brought by consumers and state and local governmental entities in the U.S. involving hotel occupancy or related taxes and our merchant hotel business model. Some of the cases are class actions (some of which have been confirmed on a state-wide basis and some of which are purported), and most of the cases were brought simultaneously against other online travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions' hotel occupancy tax ordinances. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys' fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the Louisiana Department of Revenue; the Montana Department of Revenue; the Wyoming Department of Revenue; the Kentucky Department of Revenue; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Paradise Valley and Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Aurora, Broomfield, Colorado Springs, Golden, Greenwood Village, Lakewood, Littleton, Loveland, and Steamboat Springs, Colorado; and the counties of Jefferson, Arkansas; Arlington, Texas; Brunswick and Stanly, North Carolina; Duval, Florida; and Davis, Summit, Salt Lake and Weber, Utah. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. On May 17, 2012, the Louisiana Department of Revenue announced that it had suspended its audit of the online travel companies.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assessments that are administratively final and subject to judicial review have been issued by the cities of Anaheim, San Francisco, Santa Monica and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade and Broward, Florida; the Indiana Department of Revenue; the Hawaii Department of Taxation; and the Wisconsin Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the West Virginia Department of Revenue; the South Carolina Department of Revenue; the city of Los Angeles, California; the city of Philadelphia, Pennsylvania; the City of Portland, Oregon; and Osceola, Florida. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. These assessments range from $250 to approximately $58 million, and total approximately $80 million. Some of these assessments, including a $58 million assessment from the Hawaii Department of Taxation, are not based on historical transaction data. On several occasions, where the Company has received an assessment, it has been required to provide financial security or pay the assessment to the municipality in order to seek judicial review.

The online travel companies, including Orbitz, have prevailed in the large majority of hotel tax cases that have been decided to date. However, there have been two adverse trial court decisions against Orbitz and the other online travel companies, and we estimate that, if affirmed, they could result in a total liability of up to $7 million to the Company. First, related to the City of San Antonio hotel occupancy tax case, in July 2011 the United States District Court for the Western District of Texas issued its findings of fact and conclusions of law in which it held the defendant online travel companies, including Orbitz, liable for hotel occupancy taxes on markup, fees, and breakage revenue, and also imposed penalties and interest. The online travel companies have asked the court to modify its findings of fact and conclusions of law to conform to the Texas Court of Appeals' decision in the City of Houston case, which determined that the online travel companies are not liable under an ordinance that is similar to the ones at issue in the San Antonio class action. The court has not yet ruled on the online travel companies' motion. If the court does not grant the motion, and enters judgment, we intend to appeal. Because we do not believe a loss is probable given the issues pending before the district court, and those issues that would exist on appeal if an adverse judgment is entered, we have not accrued any liability related to this case. Second, in September 2012, the Superior Court of the District of Columbia granted the District's motion for partial summary judgment and denied the online travel companies' motion for summary judgment, finding Orbitz liable for sales tax on hotel reservations dating back to the inception of the merchant model. The Court has not yet determined the amount of damages at issue. Although the Court acknowledged that the District had amended its law in 2011, and that the sales tax law was ambiguous prior to that time, the Court nonetheless found the online travel companies liable for merchant model hotel reservations before the amendment date. Because the Court's finding of ambiguity is inconsistent with a determination that the online travel companies are liable, we plan to appeal and do not believe a loss is probable. Accordingly, we have not accrued any liability relating to the District of Columbia case for the period prior to 2011. Although the Company expects to prevail in both matters, it is possible that we will not prevail, and if that occurs, we estimate that the Company could be required to pay up to approximately $7 million.

In July 2011, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments, and as of September 30, 2012, we had a remaining accrual totaling $11.7 million, which was included within accrued expenses and other long-term liabilities in our condensed consolidated balance sheet; in 2010, in connection with a dispute with Trilegiant, we ceased making termination payments.

On August 20, 2012, a putative consumer class action was filed in the United States District Court for the Northern District of California against certain hotel chains and the major online travel companies, including Orbitz. The complaint alleges that the hotel chains and several major online travel companies, including Orbitz, have violated the antitrust and consumer protection laws by entering into agreements in which online travel companies agree not to facilitate the reservation of hotel rooms at prices that are less than what the hotel chain offers on its own website. Following the filing of the initial complaint on August 20, 2012, approximately 20 additional putative consumer class action complaints have been filed in federal and state courts across the country. We expect that these cases will be consolidated in a single forum later this year. We do not believe that a loss is probable. We are unable to estimate a range of our potential loss if we do not prevail in this litigation.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. At September 30, 2012 and December 31, 2011, we had a $1.1 million and $0.9 million accrual related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2012, we recorded a reduction to selling, general and administrative expense of $5.0 million in our condensed consolidated statements of operations related to an insurance reimbursement received for costs incurred to defend our hotel occupancy tax cases. No such reimbursement was received during the nine months ended September 30, 2011, and we will not receive any additional insurance reimbursements in future periods as our related insurance coverage limits have been reached.

Financing Arrangements

We are required to issue letters of credit to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies primarily to satisfy consumer protection requirements. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as amended (the “Separation Agreement”), entered into in connection with the IPO. Travelport is obligated to issue letters of credit on our behalf in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars) so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock. At September 30, 2012 and December 31, 2011, there were $73.5 million and $74.2 million, respectively, of outstanding letters of credit issued by Travelport on our behalf.

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

At September 30, 2012 and December 31, 2011, there were the equivalent of $13.8 million and $10.8 million, respectively, of outstanding letters of credit issued under the Revolver, the majority of which were denominated in Pounds sterling (see note 4 - Term Loan and Revolving Credit Facility).

During the third quarter of 2012, we secured a new multi-currency letter of credit facility (the “Facility”) that terminates in September 2015. The Facility provides for the issuance of letters of credit up to $25.0 million. We pay fees of 25 basis points on outstanding letters of credit and incur a commitment fee of 37.5 basis points on any unused amounts of the Facility. The Facility requires cash to be held in a collateral account in an unrestricted subsidiary equal to 1.03 times the outstanding letters of credit amount plus fees. As of September 30, 2012, we had $1.8 million of outstanding letters of credit issued under the Facility which were denominated in Pounds sterling.

At September 30, 2012 and December 31, 2011, there were a total of $89.1 million and $85.0 million of outstanding letters of credit issued under our various arrangements. Total letter of credit fees were $1.6 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively, and $5.0 million and $4.1 million for the nine months ended September 30, 2012 and 2011, respectively.

In order to comply with certain non-U.S. consumer protection regulations, as well as with the terms of the Facility, and for other general business purposes, we had restricted cash totaling $12.7 million and $7.3 million at September 30, 2012 and December 31, 2011, respectively. Such amounts were included in other non-current assets in our condensed consolidated balance sheets.

8.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. At our Annual Meeting of Shareholders on June 12, 2012, our shareholders approved an amendment to the Plan, increasing the total number of shares of our common stock available for issuance under the Plan from 21,100,000 shares to 24,100,000 shares, subject to adjustment as provided by the Plan. As of September 30, 2012, 8,482,551 shares were available for future issuance under the plan.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

We granted 1,889,000 restricted stock units (“RSUs”) during the nine months ended September 30, 2012 with a weighted-average grant date fair value per share of $3.61. The fair value of RSUs is amortized on a straight-line basis over the requisite service period, and the majority of these RSUs vest annually over a four-year period.

Performance-Based Restricted Stock Units

We granted 1,425,000 performance-based restricted stock units (“PSUs”) in June 2012 with a fair value per share of $3.65 to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU, subject to the satisfaction of a performance condition. The performance condition requires that the Company's net revenue for fiscal year 2012 equal or exceed a certain threshold, or each PSU will be forfeited. If this performance condition is met, the PSUs will vest annually over a four-year period. As of September 30, 2012, we did not expect that the performance condition will be satisfied.

Non-Employee Directors Deferred Compensation Plan

We granted 301,517 deferred stock units to our non-employee directors during the nine months ended September 30, 2012 with a weighted-average grant date fair value per share of $3.53. These deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The entire grant date fair value of deferred stock units is recognized on the date of grant.

Compensation Expense

We recognized total equity-based compensation expense of $1.9 million for the three months ended September 30, 2012 and 2011, and $6.2 million and $6.8 million for the nine months ended September 30, 2012 and 2011, respectively, none of which has provided us with a tax benefit. As of September 30, 2012, a total of $15.4 million of unrecognized compensation costs related to unvested restricted stock units, unvested stock options and unvested PSUs are expected to be recognized over the remaining weighted-average period of 2.9 years.

9.	Derivative Financial Instruments

Interest Rate Hedges

At September 30, 2012, we had the following interest rate swap outstanding that effectively converted $100.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swap and in exchange receive a variable interest rate based on the one-month LIBOR.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swaps were reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment was recorded to accumulated other comprehensive income (“OCI”). The following table shows the fair value of our interest rate swaps:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in thousands)
Interest rate swaps	Other current liabilities	$392	$275
Interest rate swaps	Other non-current liabilities	$—	$311

The following table shows the market adjustments recorded during the three months ended September 30, 2012 and 2011:

	Gain in Other Comprehensive Income		(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2012	2011	2012	2011	2012	2011
			(in thousands)
Interest rate swaps	$2	$183	$(104)	$(558)	$—	$—

The following table shows the market adjustments recorded during the nine months ended September 30, 2012 and 2011:

	Gain in Other Comprehensive Income		(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2012	2011	2012	2011	2012	2011
			(in thousands)
Interest rate swaps	$194	$2,092	$(447)	$(2,773)	$—	$—

The amount of loss recorded in accumulated other comprehensive income at September 30, 2012 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $0.4 million after-tax.

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings, if any, under the Revolver. We primarily hedge our foreign currency exposure to the Pound sterling and the Australian dollar. As of September 30, 2012, we had foreign currency contracts outstanding with a total net notional amount of $320.6 million, almost all of which matured in October 2012. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$265	$991
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$3,437	$495

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in the fair value of our foreign currency contracts which were recorded as a gain/(loss) in selling, general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Foreign currency hedges (a)	$(4,810)	$5,506	$(9,680)	$2,939

(a)
We recorded transaction gains/(losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $4.3 million and $(7.2) million for the three months ended September 30, 2012 and 2011, respectively, and gains/(losses) of $6.8 million and $(7.1) million for the nine months ended September 30, 2012 and 2011, respectively. These transaction gains and losses were included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of these transaction gains and losses, together with the gains and losses incurred on our foreign currency hedges, were losses of $0.5 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $2.8 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively.

10.	Net Income per Share

We calculate basic net income per share by dividing the net income for the period by the weighted-average number of shares outstanding during the period. The weighted-average number of shares includes common shares outstanding and deferred stock units, which are immediately vested and non-forfeitable. Diluted net income per share is calculated by dividing the net income for the period by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by the application of the treasury stock method.

The following table presents the weighted-average shares outstanding used in the calculation of net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted-Average Shares Outstanding	2012	2011	2012	2011
Basic	106,127,706	104,652,402	105,366,429	103,906,153
Diluted effect of:
Restricted stock units	954,959	855,477	1,631,050	1,542,629
Performance-based restricted stock units	173,578	1,164	425,668	43,426
Stock options	319	—	269	—
Diluted	107,256,562	105,509,043	107,423,416	105,492,208

The following equity awards were not included in the diluted net income/loss per share calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
Antidilutive Equity Awards	2012	2011	2012	2011
Stock options	2,863,480	3,684,245	3,094,930	3,684,245
Restricted stock units	2,120,750	1,311,488	1,166,502	1,311,488
Performance-based restricted stock units	1,578,500	1,065,250	577,281	1,065,250
Total	6,562,730	6,060,983	4,838,713	6,060,983

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $12.7 million and $3.9 million at September 30, 2012 and December 31, 2011, respectively. Amounts due to or from Travelport are generally settled on a net basis.

The following table summarizes the related party transactions with Travelport and its subsidiaries, reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue (a)	$22,655	$26,482	$78,875	$87,302
Cost of revenue	$14	$173	$155	$566
Selling, general and administrative expense	$64	$98	$199	$799
Interest expense (b)	$1,554	$1,287	$4,830	$3,915

(a)
Net revenue for the nine months ended September 30, 2011 included incremental GDS incentive revenue recognized through June 1, 2011 under the February 2011 Letter Agreement with Travelport. The Letter Agreement provided for increased segment incentives payable from Travelport during the temporary absence of American Airlines' ticketing authority on certain of our websites, which was reinstated on June 1, 2011.

(b)	Interest expense relates to letters of credit issued on our behalf by Travelport (see Note 7 - Commitments and Contingencies).

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

The following table summarizes the related party balances with other affiliates of Blackstone, reflected in our condensed consolidated balance sheets:

	September 30, 2012	December 31, 2011
	(in thousands)
Accounts receivable	$380	$374
Accounts payable	$218	$4,647
Accrued merchant payable	$724	$6,022
Accrued expenses	$35	$—

The following table summarizes the related party transactions with other affiliates of Blackstone, reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue	$2,734	$6,474	$11,546	$17,698
Cost of revenue	$—	$—	$—	$15,144
Selling, general and administrative expense	$140	$175	$527	$2,195
Marketing	$—	$—	$—	$70

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Fair Value Measurements

The following table shows the fair value of our assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, which are classified as cash and cash equivalents, other current assets, other current liabilities and other non-current liabilities in our condensed consolidated balance sheets.

	Fair Value Measurements as of
	September 30, 2012				December 31, 2011
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:	(in thousands)
Money market funds	$16,005	$16,005	$—	$—	$36,002	$36,002	$—	$—
Foreign currency hedge assets	$265	$265	$—	$—	$991	$991	$—	$—

Liabilities:
Foreign currency hedge liabilities	$3,437	$3,437	$—	$—	$495	$495	$—	$—
Interest rate swap liabilities	$392	$—	$392	$—	$586	$—	$586	$—

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

The carrying value of the Term Loan was $440.0 million at September 30, 2012, compared with a fair value of $432.3 million. At December 31, 2011, the carrying value of the Term Loan was $472.2 million, compared with a fair value of $415.5 million. The fair values were determined based on quoted market ask prices, which is classified as a Level 2 measurement.

13.	Income Taxes

We have established a liability for unrecognized tax benefits of $3.8 million and $3.4 million at September 30, 2012 and December 31, 2011, respectively, that management believes to be adequate. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $1.1 million and $0.7 million at September 30, 2012 and December 31, 2011. During the next twelve months, we anticipate a reduction to this liability due to the lapsing of statutes of limitations of approximately $0.1 million, all of which would affect our effective tax rate.

In computing the tax provision for the three and nine months ended September 30, 2012, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2012. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and nine months ended September 30, 2012 and are expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2012 or are expecting to recognize a deferred tax asset related to such losses at December 31, 2012. We recognized no income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and nine months ended September 30, 2012 and are neither expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2012 nor expecting to recognize a deferred tax asset related to such losses at December 31, 2012.

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
Over the past few years, fundamentals in the global hotel industry have strengthened. However, while we have generally seen growth in average daily rates for hotels, during 2012 we have seen the deceleration of these growth rates on a global basis, driven in part by macroeconomic conditions in Europe.
Demand in the air travel industry has also strengthened over the past few years, but this has been driven largely by increased corporate travel, resulting in higher airfares. In addition, while air capacity for major air suppliers was up slightly during the second half of 2011, we are seeing a slight decline in capacity in 2012.
Our suppliers continue to look for ways to decrease their overall distribution costs, which could significantly reduce the net revenue OTCs earn from travel and other ancillary travel products. We have encountered, and expect to continue to encounter, pressure on supplier economics as certain supply agreements are renegotiated. As a result, the net revenue we and other OTCs earn in the form of incentive payments from global distribution systems (“GDSs”) or in the form of mark-ups and commissions from our suppliers are likely to be impacted over the long term.
Intense competition in the travel industry has historically led OTCs and travel suppliers to aggressively spend on online marketing. Competition for search engine key words continues to be intense as certain OTCs and travel suppliers increase their marketing spending in this area. In addition, as meta-search engines continue to expand their presence in the online travel market, competition will intensify and could increase the cost to acquire traffic. In addition, last year Google launched Google Flights, which directs consumers to suppliers' websites for potential booking of travel and to OTC sites only on a limited basis; if this search-engine site gains popularity, the cost to acquire traffic could also increase.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Net revenue	$198,303	$202,924	$(4,621)	(2)%	$589,059	$589,673	$(614)	—%
Cost and expenses:
Cost of revenue	38,203	36,095	2,108	6%	109,704	107,906	1,798	2%
Selling, general and administrative	57,071	67,679	(10,608)	(16)%	194,696	204,180	(9,484)	(5)%
Marketing	62,640	61,351	1,289	2%	197,304	189,867	7,437	4%
Depreciation and amortization	14,062	14,939	(877)	(6)%	42,212	45,655	(3,443)	(8)%
Impairment of other assets	1,417	—	1,417	**	1,417	—	1,417	**
Total operating expenses	173,393	180,064	(6,671)	(4)%	545,333	547,608	(2,275)	—%
Operating income	24,910	22,860	2,050	9%	43,726	42,065	1,661	4%
Other income/(expense):
Net interest expense	(8,847)	(9,746)	899	(9)%	(28,086)	(30,052)	1,966	(7)%
Other income/(expense)	3	9	(6)	(67)%	(41)	377	(418)	**
Total other expense	(8,844)	(9,737)	893	(9)%	(28,127)	(29,675)	1,548	(5)%
Income before income taxes	16,066	13,123	2,943	22%	15,599	12,390	3,209	26%
Provision for income taxes	1,248	1,890	(642)	(34)%	2,708	3,162	(454)	(14)%
Net income	$14,818	$11,233	$3,585	32%	$12,891	$9,228	$3,663	40%

** Not meaningful.

Overall Financial Results
In February 2012, we completed a multi-year initiative to bring all of our consumer brands onto a common global technology platform, with the successful migration of the remaining air, car and dynamic packages paths of Orbitz.com. With this migration project behind us, we have increased our focus on technology innovation and growth. The completion of this migration effort has created opportunities for us to enhance efficiency, site performance and the consumer experience in 2012 and beyond.

During the third quarter of 2012, we reported net income of $14.8 million, compared with $11.2 million in the third quarter of 2011. Our overall results were impacted by certain external factors, including economic challenges in Europe, a stronger U.S. dollar and declining domestic air travel in the OTC channel. In addition, we experienced air operational issues for our domestic leisure brands during the quarter that impacted both our air and hotel performance. We have addressed these issues and have since seen an improvement in performance.

Domestically, hotel and vacation package transaction volumes continued to grow in the third quarter. In addition, air volume declined in the quarter due to a combination of lower U.S. OTC channel volume, the operational issues noted above and changes we made with respect to certain revenue management strategies in the third quarter of 2011.

Internationally, in the third quarter of 2012 we continued to see growth in hotel and vacation package transaction volumes at ebookers; however, performance was affected by unfavorable foreign currency fluctuations and the weak macroeconomic conditions in Europe. In addition, HotelClub experienced improving hotel transaction performance in the quarter.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three and nine months ended September 30, 2012 and 2011. Gross bookings, transactions and stayed hotel room nights not only impact our net revenue trends, but these metrics also provide insight into changes in overall travel demand, both industry-wide and on our websites. Air gross bookings are comprised of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Gross bookings:
Domestic:
Air (a)	$1,486,923	$1,671,058	$(184,135)	(11)%	$5,089,100	$5,249,942	$(160,842)	(3)%
Non-air (b)	600,875	579,885	$20,990	4%	1,890,674	1,791,666	99,008	6%
Total domestic gross bookings	2,087,798	2,250,943	(163,145)	(7)%	6,979,774	7,041,608	(61,834)	(1)%
International:
Air (c)	335,014	355,077	(20,063)	(6)%	1,091,024	1,097,987	(6,963)	(1)%
Non-air (d)	227,684	244,130	(16,446)	(7)%	692,918	682,912	10,006	1%
Total international gross bookings	562,698	599,207	(36,509)	(6)%	1,783,942	1,780,899	3,043	—%
Total gross bookings	$2,650,496	$2,850,150	$(199,654)	(7)%	$8,763,716	$8,822,507	$(58,791)	(1)%

Net revenue:
Air	$61,917	$63,850	$(1,933)	(3)%	$201,474	$205,872	$(4,398)	(2)%
Hotel	61,189	59,094	2,095	4%	166,549	159,479	7,070	4%
Vacation package	33,384	32,393	991	3%	100,026	91,730	8,296	9%
Advertising and media	14,347	14,310	37	—%	41,077	40,624	453	1%
Other	27,466	33,277	(5,811)	(17)%	79,933	91,968	(12,035)	(13)%
Total net revenue (e)	$198,303	$202,924	$(4,621)	(2)%	$589,059	$589,673	$(614)	—%

Net revenue:
Domestic	$142,297	$142,214	$83	—%	$424,713	$418,573	$6,140	1%
International	56,006	60,710	(4,704)	(8)%	164,346	171,100	(6,754)	(4)%
Total net revenue (e)	$198,303	$202,924	$(4,621)	(2)%	$589,059	$589,673	$(614)	—%

Transaction and hotel room night growth/(decline):
Booked transactions	(7)%	(7)%	(3)%	(8)%
Stayed hotel room nights	—%	(1)%	2%	(1)%

(a)	The decrease in domestic air gross bookings for the three and nine months ended September 30, 2012 was driven primarily by lower transaction volume, partially offset by higher air fares.

(b)	The increase in domestic non-air gross bookings for the three and nine months ended September 30, 2012 was due primarily to higher hotel and vacation package volume.

(c)
For the three and nine months ended September 30, 2012, international air gross bookings were impacted by unfavorable foreign currency fluctuations in the European market as compared with the prior-year periods. For the three months ended September 30, 2012, unfavorable foreign currency fluctuations and lower transaction volume were partially offset by higher air pricing. For the nine months ended September 30, 2012, unfavorable foreign currency fluctuations were partially offset by higher air pricing and higher transaction volume.

(d)
For the three and nine months ended September 30, 2012, international non-air gross bookings were impacted by unfavorable foreign currency fluctuations in the European market as compared with the prior-year periods. For the three months ended September 30, 2012, unfavorable foreign currency fluctuations were partially offset by higher pricing. For the nine months ended September 30, 2012, higher pricing and higher transaction volume were partially offset by unfavorable foreign currency fluctuations.

(e)
For the three months ended September 30, 2012 and 2011, $28.1 million and $29.9 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs. For the nine months ended September 30, 2012 and 2011, $90.6 million and $97.2 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Net revenue decreased $4.6 million for the three months ended September 30, 2012 compared with the three months ended September 30, 2011, and it decreased $0.6 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011. Excluding unfavorable foreign exchange fluctuations, revenue increased by $0.3 million and $8.8 million, respectively, for the three and nine months ended September 30, 2012 from the comparable prior-year periods.

Air.  Net revenue from air bookings decreased $1.9 million and $4.4 million for the three and nine months ended September 30, 2012, respectively, as compared with the three and nine months ended September 30, 2011. Excluding the impact of foreign currency fluctuations, net revenue from air bookings decreased $0.2 million and $0.4 million for the three and nine months ended September 30, 2012, respectively, from the comparable prior-year periods.

Domestic air net revenue decreased $0.4 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, as compared with the three and nine months ended September 30, 2011. These decreases were due primarily to lower transaction volume and, for the nine-month period, the absence in 2012 of the incremental incentive revenue earned per segment processed through Travelport GDSs from December 2010 through June 1, 2011. The lower domestic transaction volume for the three and nine months ended September 30, 2012 was driven primarily by lower U.S. OTC channel volume and changes we made with respect to certain revenue management strategies. Additionally, for the third quarter, air volume declined due to certain operational issues, which have since been resolved. The lower volume was partially offset by higher net revenue per airline ticket, primarily resulting from these revenue management strategies, and the recognition of $2.6 million due to a reduction in our unfavorable contract liability resulting from the negotiation of a new agreement with one of our airline suppliers (see Note 6 - Unfavorable Contracts of the Notes to the Consolidated Financial Statements).

International air net revenue decreased by $1.5 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011 (an increase of $0.2 million excluding the impact of foreign currency fluctuations). International air net revenue decreased by $2.8 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011 (an increase of $1.2 million, excluding the impact of foreign currency fluctuations). On a constant currency basis, the increase in international air net revenue for the third quarter of 2012 was due primarily to higher revenue per ticket, partially offset by lower transaction volume. For the nine months ended September 30, 2012, the increase in international air net revenue was driven primarily by higher transaction volume.

Hotel.  Net revenue from hotel bookings increased $2.1 million or 4%, and $7.1 million or 4%, for the three and nine months ended September 30, 2012, respectively, compared with the three and nine months ended September 30, 2011. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $3.0 million and $8.6 million for the three and nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012, domestic hotel net revenue increased $2.8 million and $10.0 million as compared with the three and nine months ended September 30, 2011, respectively. These increases were due primarily to higher net revenue per room night.

International hotel net revenue decreased $0.7 million and $2.9 million for the three and nine months ended September 30, 2012, respectively, as compared with the three and nine months ended September 30, 2011 (an increase of $0.2 million and a decrease of $1.4 million, respectively, excluding the impact of foreign currency fluctuations). For the three months ended September 30, 2012, the increase on a constant currency basis was due to growth in stayed room nights at ebookers and higher net revenue per room night, partially offset by lower stayed room nights at HotelClub. The decrease on a constant currency basis for the nine months ended September 30, 2012 was due to lower stayed room nights at HotelClub, partially offset by growth in stayed room nights at ebookers and higher net revenue per room night.

Vacation package.  As compared with the three and nine months ended September 30, 2011, net revenue from vacation package bookings increased $1.0 million or 3%, and $8.3 million or 9%, for the three and nine months ended September 30, 2012, respectively. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings increased $2.1 million and $10.1 million for the three and nine months ended September 30, 2012, as compared with the three and nine months ended September 30, 2011.

Domestic vacation package net revenue increased by $0.5 million and $4.9 million for the three and nine months ended September 30, 2012, respectively, as compared with the three and nine months ended September 30, 2011, driven primarily by increased transaction volume, partially offset by a shift in package mix to lower margin packages.

International vacation package net revenue increased $0.5 million and $3.4 million for the three and nine months ended September 30, 2012, respectively, as compared with the three and nine months ended September 30, 2011 (an increase of $1.6 million and $5.2 million, respectively, excluding the impact of foreign currency fluctuations). These increases were due primarily to higher transaction volume for ebookers.

Advertising and media.  Advertising and media net revenue remained flat and increased $0.5 million or 1%, for the three and nine months ended September 30, 2012, respectively, compared with the three and nine months ended September 30, 2011. The increase for the nine-month period was driven by higher display advertising.

Other.  Other net revenue is comprised primarily of net revenue from travel insurance, car bookings, cruise bookings, and destination services. Other net revenue decreased $5.8 million, or 17%, for the three months ended September 30, 2012 compared with the three months ended September 30, 2011 (a decrease of $4.8 million excluding the impact of foreign currency), and $12.0 million or 13%, for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 (a decrease of $10.3 million excluding the impact of foreign currency). The decreases were primarily driven by lower international car revenue, due largely to lower pricing, and lower insurance revenue. Insurance revenue decreased year-over-year due to a new regulation issued by the Department of Transportation effective in January 2012 that no longer allows for the travel insurance option to be pre-selected, which reduced the attachment rate for insurance products. In addition, for the nine-month period, revenue from hosting services decreased from the prior-year period due to the termination of our last hosting agreement in July 2011.

Costs and Expenses

Cost of Revenue

Our cost of revenue is comprised of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$16,299	$13,766	$2,533	18%	$43,111	$41,697	$1,414	3%
Credit card processing fees	11,913	12,389	(476)	(4)%	36,121	36,782	(661)	(2)%
Other	9,991	9,940	51	1%	30,472	29,427	1,045	4%
Total cost of revenue	$38,203	$36,095	$2,108	6%	$109,704	$107,906	$1,798	2%

Cost of revenue increased $2.1 million (a $2.9 million increase excluding the impact of foreign currency fluctuations) for the three months ended September 30, 2012 compared with the three months ended September 30, 2011, due primarily to a $2.5 million increase in customer service costs to support the growth in our private label distribution channel, partially offset by a $0.5 million decrease in credit card processing fees.

Cost of revenue increased $1.8 million (a $3.5 million increase excluding the impact of foreign currency fluctuations) for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011, due primarily to a $1.4 million increase in customer services costs and a $1.1 million increase in customer refunds and charge-backs, partially offset by a $0.7 million decrease in credit card processing fees.

Selling, General and Administrative

Our selling, general and administrative expense is comprised of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include professional fees, foreign currency transaction and hedging and other administrative costs.

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$33,420	$36,291	$(2,871)	(8)%	$109,212	$114,184	$(4,972)	(4)%
Contract labor (a)	6,861	7,311	(450)	(6)%	20,499	19,989	510	3%
Network communications, systems maintenance and equipment	7,335	6,765	570	8%	21,111	19,458	1,653	8%
Other	9,455	17,312	(7,857)	(45)%	43,874	50,549	(6,675)	(13)%
Total selling, general, and administrative	$57,071	$67,679	$(10,608)	(16)%	$194,696	$204,180	$(9,484)	(5)%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense decreased $10.6 million (a $9.1 million decrease excluding the impact of foreign currency fluctuations) for the three months ended September 30, 2012 compared with the three months ended September 30, 2011. This decrease was driven primarily by a $5.3 million decrease in professional fees, a $2.9 million decrease in wages and benefits, a $1.2 million decrease in foreign currency losses and hedging costs and a $0.5 million decrease in contract labor costs, partially offset by a $0.6 million increase in network communications, systems maintenance and equipment costs. The decrease in professional fees was due primarily to a $5.0 million insurance reimbursement received for costs previously incurred to defend our hotel occupancy tax cases. No such reimbursement was received during the three or nine months ended September 30, 2011, and we will not receive any additional insurance reimbursements in future periods as our related insurance coverage limits have been reached. Wages and benefits and contract labor costs decreased due to cost savings achieved from the migration of HotelClub to the global platform and lower incentive compensation.

Selling, general and administrative expense decreased $9.5 million ($6.4 million excluding the impact of foreign currency fluctuations) for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The decrease in expense was primarily driven by a $5.0 million decrease in wages and benefits, a $4.1 million decrease in professional fees, and a $1.4 million decrease in foreign currency losses and hedging costs, partially offset by a $1.7 million increase in network communications, systems maintenance and equipment costs. Wages and benefits and contract labor costs decreased due to the centralization of our finance function in our European operations in 2011,cost savings achieved from the migration of HotelClub to the global platform and lower incentive compensation. The decrease in professional fees was due primarily to a $5.0 million insurance reimbursement received for costs previously incurred to defend our hotel occupancy tax cases.

Marketing

Our marketing expense is primarily comprised of online marketing costs, such as search engine marketing, travel research and affiliates, and offline marketing costs, such as television, radio and print advertising. Our online marketing spending is significantly greater than our offline marketing spending. Marketing expense increased $1.3 million ($3.1 million excluding the impact of foreign currency fluctuations) for the three months ended September 30, 2012 compared with the three months ended September 30, 2011, and $7.4 million ($11.1 million excluding the impact of foreign currency fluctuations) for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The year-over-year increase in marketing expense for the three-month period was due primarily to growth of our private label distribution channel, partially offset by lower online marketing spend. The increase in marketing expense for the nine-month period year-over-year was due primarily to higher global online marketing spend as well as growth of our private label distribution channel, offset partially by a decline in offline marketing.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.9 million, both reported and excluding the impact of foreign currency fluctuations, for the three months ended September 30, 2012 compared with the three months ended September 30, 2011. Depreciation and amortization expense decreased $3.4 million, both reported and excluding the impact of foreign currency fluctuations, for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The decreases in depreciation and amortization expense were due primarily to certain fixed and other assets that became fully depreciated and amortized in 2011.

Impairment of Other Assets

In the three months ended September 30, 2012, we reduced the unfavorable contract liability by $1.2 million due to the negotiation of a new agreement with one of our airline suppliers, resulting in the termination of the former agreement with this airline. The $1.2 million reduction in the liability was comprised of a $2.6 million non-cash increase to net revenue (see Air Revenue discussion above) and a $1.4 million non-cash charge to impair the asset related to the in-kind marketing and promotional support that we expected to receive under the agreement (see Note 6 - Unfavorable Contracts of the Notes to the Condensed Consolidated Financial Statements).

Due to macroeconomic uncertainty and other factors, we cannot assure that goodwill, indefinite-lived intangible assets and finite-lived assets will not be impaired in future periods.

Net Interest Expense

Net interest expense decreased $0.9 million for the three months ended September 30, 2012 compared with the three months ended September 30, 2011, and $2.0 million for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The year-over-year decreases in net interest expense for the three- and nine-month periods were due primarily to lower effective interest rates on the Term Loan (including related interest rate hedges) and, to a lesser extent, lower average debt outstanding during 2012, partially offset by higher letter of credit fees. In the three-month period, the decrease was also driven by lower non-cash interest expense related to the tax sharing liability.

Provision for Income Taxes

We recorded a tax provision of $1.2 million and $1.9 million for the three months ended September 30, 2012 and 2011, respectively, and $2.7 million and $3.2 million for the nine months ended September 30, 2012 and 2011, respectively. The tax provisions were due primarily to taxes on the income of certain European-based subsidiaries and U.S. state and local income taxes. The decrease in tax expense for the three and nine months ended September 30, 2012 compared with the prior-year periods was due to a decrease in pretax earnings in certain foreign jurisdictions and a decrease in U.S. earnings subject to state and local income taxes.

As of September 30, 2012, the valuation allowance for our deferred tax assets was $302.3 million, of which $192.1 million relates to U.S. jurisdictions. We have maintained full valuation allowances in all jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, cash and cash equivalents and availability under the senior secured credit agreement, which includes a $72.5 million revolving credit facility (the “Revolver”). See Note 4 - Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements. At September 30, 2012 and December 31, 2011, our cash and cash equivalents balances were $152.3 million and $136.2 million, respectively. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings. Due to the letters of credit issued under the Revolver, we had $58.7 million and $61.7 million of availability at September 30, 2012 and December 31, 2011, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $211.0 million and $197.9 million at September 30, 2012 and December 31, 2011, respectively.

We require letters of credit to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies. At September 30, 2012 and December 31, 2011, we had $89.1 million and $85.0 million of outstanding letters of credit. The majority of these letters of credit have been issued by Travelport on our behalf. For further details on our letters of credit, see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

As of September 30, 2012, we had a working capital deficit of $241.5 million compared with a deficit of $233.0 million as of December 31, 2011. Over time, we expect to reduce this deficit through growth in our business, in particular our global hotel business, and thereby generating positive cash flow from operations.

We generated positive cash flow from operations for the years ended December 31, 2008 through December 31, 2011 and for the nine months ended September 30, 2012 despite experiencing net losses in most of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ending December 31, 2012, we expect our capital expenditures to be between $46 million and $50 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

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

Our liquidity could be reduced as a result of the termination of a major airline's participation on our websites or a change in their distribution strategy; a decline in merchant gross bookings resulting from changes in our merchant business model; changes to payment terms or other requirements imposed by vendors, suppliers or regulatory agencies, such as requiring us to provide letters of credit, cash reserves, or other forms of financial security or increases in such requirements; lower than anticipated operating cash flows; or other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy tax proceedings, certain jurisdictions' requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court. If we require additional letters of credit, or if Travelport is no longer required or able to issue letters of credit on our behalf, we would be required to issue these letters of credit under the Revolver or our $25.0 million letter of credit facility or to establish cash reserves/collateral, which would reduce our liquidity and cash available to grow our business.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Beginning cash and cash equivalents	$136,171	$97,222
Cash provided by/(used in):
Operating activities	106,085	113,873
Investing activities	(40,093)	(39,397)
Financing activities	(49,889)	(30,252)
Effect of changes in exchange rates on cash and cash equivalents	16	(651)
Net increase in cash and cash equivalents	16,119	43,573
Ending cash and cash equivalents	$152,290	$140,795

Operating Activities

Cash provided by operating activities consists of our net income, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred income, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $106.1 million for the nine months ended September 30, 2012 compared with $113.9 million for the nine months ended September 30, 2011. The decrease in cash flow from operations was primarily due to the timing of cash receipts and payments and lower booking volume on our websites during the period.

Investing Activities

Cash flow used in investing activities increased to $40.1 million for the nine months ended September 30, 2012 from $39.4 million for the nine months ended September 30, 2011. This increase from the prior year was due primarily to establishing higher levels of restricted cash balances in the nine months ended September 30, 2012 as compared with the comparable prior-year period.

Financing Activities

Cash flow used in financing activities increased to $49.9 million for the nine months ended September 30, 2012 from $30.3 million for the nine months ended September 30, 2011. The increase was due to a higher excess cash flow payment made on the Term Loan and higher payments on the tax sharing liability during the nine months ended September 30, 2012, as compared with the prior-year period.

Financing Arrangements

On July 25, 2007, we entered into a $685.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a seven-year $600.0 million term loan facility (the “Term Loan”) and a six-year $85.0 million revolving credit facility, which was effectively reduced to the $72.5 million Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At September 30, 2012 and December 31, 2011, $440.0 million and $472.2 million of borrowings were outstanding on the Term Loan, respectively. At September 30, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolver. In addition, at September 30, 2012 and December 31, 2011, there were the equivalent of $13.8 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in Pounds sterling. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings. The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not exceed a maximum total leverage ratio, each as defined in the Credit Agreement. We are required to maintain a minimum fixed charge coverage ratio of 1 to 1 and not exceed a maximum total leverage ratio of 3.0 to 1 for the remainder of the Credit Agreement. As of September 30, 2012, we were in compliance with all covenants and conditions of the Credit Agreement.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2011, we made a $32.2 million prepayment on the Term Loan in the first quarter of 2012. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term. Based on our current financial projections for the year ended December 31, 2012, we estimate that we will be required to make a $21.9 million prepayment from excess cash flow in the first quarter of 2013. The amount of prepayment required is subject to change based on actual financial results, which could differ materially from our financial projections as of September 30, 2012. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2013 is not reasonably estimable as of September 30, 2012.

When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, as amended (“the Separation Agreement”), entered into in connection with the July 2007 initial public offering (the “IPO”), we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At September 30, 2012 and December 31, 2011, there were $73.5 million and $74.2 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock. Travelport charges us fees for issuing, renewing or extending letters of credit on our behalf. The expenses related to these fees are included in interest expense in our consolidated statements of operations.

During the third quarter of 2012, we secured a new multi-currency letter of credit facility (the “Facility”) that terminates in September 2015. The Facility provides for the issuance of letters of credit of up to $25.0 million. The Facility requires cash to be held in a collateral account in an unrestricted subsidiary equal to 1.03 times the outstanding letters of credit amount plus fees. As of September 30, 2012, we had $1.8 million of outstanding letters of credit issued under the Facility, which were denominated in Pounds sterling.

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

Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We generally cannot estimate our range of loss, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that a materially adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

Contractual Obligations

Our contractual obligations as of September 30, 2012 did not materially change from the amounts set forth in our 2011 Annual Report on Form 10-K, except for the timing of payments on the Term Loan (see Note 4 - Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2011 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2012 from the 2011 Annual Report on Form 10-K.

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

As reported in our 2011 Annual Report on Form 10-K (the “2011 Form 10-K”), as of December 31, 2011, our management identified a material weakness in our internal control over financial reporting due to a number of deficiencies related to the design and operating effectiveness of certain information technology (“IT”) general and application controls that have a direct impact on our financial reporting. Solely due to this material weakness in internal control over financial reporting, our management concluded in our 2011 Form 10-K that our disclosure controls and procedures were ineffective as of December 31, 2011.

During 2012, and as discussed further below, we have taken actions to remediate this material weakness, and we are continuing to assess additional controls or enhancements to existing controls that may be required to remediate it. Our management, with the participation of the CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of September 30, 2012, we have not fully completed the assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, and solely because of the material weakness in internal control over financial reporting disclosed in our 2011 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

•
During the third quarter, we continued to make progress on a comprehensive plan to design, document, implement and test the IT general and application controls that we believe will contribute to the remediation of the material weakness in the Company's internal control over financial reporting. We expect to achieve operational effectiveness of these controls in 2013.

•
As part of this project, as disclosed in our 2011 Form 10-K, we are developing a new subledger reporting system that will strengthen our controls surrounding account reconciliations and journal entries. We expect to implement the subledger reporting system for a majority of the accounts covering our higher transactional volume and higher risk activities by December 31, 2012 and for the remaining accounts in 2013.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended September 30, 2012, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011 or in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012, except as described below.

Litigation Relating To Hotel Taxes

Orange County, FL: On August 30, 2012, the Circuit Court of the Ninth Judicial Circuit denied Orange County's motion for reconsideration. On September 19, 2012, the court entered a final judgment in favor of Orbitz.

Rome, GA: On July 9, 2012, the U.S. District Court for the Northern District of Georgia granted the online travel companies' motion for summary judgment except as to plaintiffs' claim for prospective taxes in breakage transactions. On August 8, 2012, the court denied plaintiffs' motion for reconsideration and motion to certify question of state law to the Georgia Supreme Court. On August 29, 2012, the Court directed the Clerk of the Court to administratively close the case. The court retained jurisdiction over all matters relating to the enforcement, administration, and consummation of the terms of the partial settlement agreement entered into by the parties. On September 4, 2012, plaintiffs filed a Notice of Appeal as to the District Court's orders on the motion for Reconsideration and Motion for Summary Judgment.

San Diego, CA: On July 10, 2012, the Superior Court, Los Angeles County, California, entered judgment on the online travel companies' consolidated writ of mandate and an order for consent judgment in favor of the online travel companies on the City's Third Amended Complaint. On August 21, 2012, the City filed a notice of appeal.

Broward County, FL: On July 13, 2012, the Circuit Court, Second Judicial Circuit for Leon County, Florida, granted partial summary judgment in favor of the online travel companies on their affirmative claims and all of Broward County's counterclaims.

Baltimore City, MD: On July 24, 2012, the U.S. District Court for the District of Maryland denied the online travel companies' motion for summary judgment on their affirmative defenses. On October 9, 2012, the parties executed a settlement agreement.

Denver, CO: On July 26, 2012, the District Court for Denver, Colorado denied Denver's motion to dismiss the online travel companies' first claim for relief.

Nassau County, NY: On July 27, 2012, the online travel companies filed a notice of appeal regarding the trial court's June 13, 2012, denial of their motion to dismiss.

Kalamazoo, MI: On August 28, 2012, the County of Kalamazoo, Michigan served a complaint filed in the Ninth Judicial Circuit Court for the County of Kalamazoo against several online travel companies, including Orbitz, LLC.

Atlanta, GA: On September 10, 2012, the Supreme Court of Georgia dismissed the online travel companies' writs of mandamus and prohibition without prejudice on jurisdictional grounds. On September 21, 2012, the online travel companies' filed their petition with the Superior Court of Fulton County, Georgia.

Columbus and Findlay, OH: On September 10, 2012, the U.S. Circuit Court for the Sixth Circuit affirmed the district court's grant of summary judgment in favor of the online travel companies.

State of Mississippi: On September 20, 2012, the Chancery Court of Hinds County denied the online travel companies' motion to dismiss the complaint.

Washington, D.C.: On Sept 24, 2012, the Superior Court of the District of Columbia granted the District's motion for partial summary judgment and denied the online travel companies' motion for summary judgment.

Leon County, FL: On September 25, 2012, the Circuit Court of the Second Judicial Circuit granted the online travel companies' motion for summary judgment in the state sales tax case.

State of Hawaii: On October 22, 2012, the Hawaii Tax Court of Appeals granted summary judgment in favor of the online travel companies on the portion of the case relating to the transient accommodations tax.

Houston, TX: On October 26, 2012, the Texas Supreme Court denied the City's petition for review.

Santa Monica, CA: On November 1, 2012, the California Court of Appeals affirmed judgment in favor of the online travel companies.

Anaheim, CA: On November 1, 2012, the California Court of Appeals affirmed judgment in favor of the online travel companies.

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

Antitrust Litigation

American Airlines Antitrust Litigation:  On August 7, 2012, the Court denied Orbitz's motion to dismiss the Second Amended Complaint.  On September 6, 2012, the Court granted the motion of American Airlines, Travelport, and Orbitz to stay all deadlines in the case until December 21, 2012.

Hotel Rate Parity Antitrust Litigation:  On August 20, 2012, a putative consumer class action was filed in the United States District Court for the Northern District of California against certain hotel chains and the major online travel companies, including Orbitz. The complaint alleges that the hotel chains and several major online travel companies, including Orbitz, have violated the antitrust and consumer protection laws by entering into agreements in which online travel companies agree not to facilitate the reservation of hotel rooms at prices that are less than what the hotel chain offers on its own website. Following the filing of the initial complaint on August 20, 2012, approximately 20 additional putative consumer class action complaints have been filed in federal and state courts across the country. We expect that these cases will be consolidated in a single forum later this year.

Consumer Class Action Litigation

Debra Miller v. 1-800-Flowers.com et al: On September 7, 2012, Orbitz was named as a defendant in a putative consumer class action pending in the United States District Court for the District of Connecticut. The complaint alleges that the defendants, including Orbitz, violated certain federal and state laws relating to their marketing practices.

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

Globally, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution. The airlines have negotiated, and we expect they will continue to attempt to negotiate, terms more favorable to themselves from time to time when the opportunity presents itself, such as upon expiration of an agreement. In addition, certain airlines may terminate their agreements with us for any reason or no reason prior to the scheduled expiration date upon thirty days' prior notice. We have had major airlines exercise or threaten to exercise this right to terminate in order to pressure us to renegotiate our arrangements, including the economic terms, prior to the scheduled expiration date. If airlines are successful in obtaining more favorable terms in their agreements with us, or in the agreements between the airlines and the GDSs (including Travelport), or an airline actually terminates an agreement with us (or Travelport), the net revenue we earn from the distribution of airline tickets would be negatively impacted, which could have a material adverse effect on our business, results of operations or financial condition.

In late 2010, American Airlines (“AA”) removed its content from our Orbitz.com and Orbitz for Business websites. Pursuant to a court order in June 2011, AA restored its content to our sites and it has remained available on our websites pursuant to a series of agreements that currently run through December 2012. If we cannot reach a longer-term agreement with AA, if we lose ticketing authority with AA or if other airlines pursue a similar distribution strategy, it could reduce our access to air inventory; put us at a competitive disadvantage relative to other OTCs; reduce our compensation; create additional operating expenses related to the development, implementation and maintenance of the necessary technology systems to direct connect; increase the frequency or duration of system problems; reduce our ability to attract or retain business customers; and/or delay other projects.

In addition, in April 2011, AA filed a lawsuit against Travelport and us alleging that our Travelport GDS Service Agreement violates the Sherman Antitrust Act. Although the Court has dismissed this claim with prejudice, there are several other claims pending against Travelport. It is possible that the outcome of these claims could influence the manner in which GDSs operate, which could have significant implications for both airlines and OTCs, including potentially forcing us and our competitors to change our business models and putting us at a competitive disadvantage.

On March 2, 2012, due to the expiration of our agreement with Hilton Hotels (“Hilton”), we stopped offering certain Hilton inventory and decreased the prominence of Hilton properties on our websites, which has reduced the volume of our

Hilton hotel transactions. While we do not believe the situation with Hilton will have a material impact on our business, if we are unable to reach a new agreement with Hilton or replace Hilton bookings with bookings of other hotels, or if our relationships with other major hotel chains also deteriorate, it could reduce our access to hotel inventory; put us at a competitive disadvantage relative to other OTCs; reduce our ability to attract or retain corporate customers, any or all of which could have a material adverse effect on our business.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description
10.1
Fifteenth Amendment, dated as of October 11, 2011, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.

10.2
Sixteenth Amendment, dated as of October 11, 2011, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.

10.3
Seventeenth Amendment, dated as of August 29, 2012, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.

10.4
Eighteenth Amendment, dated as of October 5, 2012, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC.

10.5†	Second Amended UltraDirect Services Schedule to the Master Services Agreement, effective as of July 1, 2012, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC
10.6†	Second Amended Pricing Schedule (UltraDirect) to the Master Services Agreement, effective as of July 1, 2012, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC
10.7*	Letter agreement, dated July 5, 2012, between Orbitz Worldwide, Inc. and David Belmont
10.8*	Form of restricted stock unit award agreement (Senior Vice Presidents)
10.9*	Form of performance-based restricted stock unit award agreement (Senior Vice Presidents)
10.10*	Form of option award agreement (Senior Vice Presidents)
10.11*	Form of U.K. restricted stock unit award agreement (Senior Vice Presidents)
10.12*	Form of U.K. performance-based restricted stock unit award agreement (Senior Vice Presidents)
10.13*	Form of restricted stock unit award agreement (Group Vice Presidents)
10.14*	Form of option award agreement (Group Vice Presidents)
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

*	Indicates a management contract or compensatory plan or arrangement.

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

ORBITZ WORLDWIDE, INC
(Registrant)

Date:	November 9, 2012	/s/ Barney Harford
Barney Harford
Chief Executive Officer
(Duly Authorized Officer)

Date:	November 9, 2012	/s/ David Belmont
David Belmont
Interim Chief Financial Officer
(Principal Financial Officer)