Form 10-K
period 2012-12-31
Orbitz Worldwide, Inc.
filed 2013-03-05
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2012 was approximately $177.3 million based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange for such date.
As of February 25, 2013, 105,106,307 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be held on or about June 11, 2013 (the “2013 Proxy Statement”). The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2012.

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

General Description of Our Business

We are a leading global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, and the Away Network in the Americas; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We also own and operate Orbitz for Business, a corporate travel company, and Orbitz Worldwide Distribution group delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

History

Orbitz, Inc. was established in early 2000 through a partnership of major airlines, which included American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the “Founding Airlines”). Orbitz.com officially launched in June 2001. In 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), which already owned and operated the HotelClub and CheapTickets brands, and the next year Cendant acquired ebookers Limited.

In 2006, affiliates of The Blackstone Group (“The Blackstone Group”) and Technology Crossover Ventures acquired Travelport Limited (“Travelport”), a unit of Cendant that comprised its travel distribution services businesses, which included the businesses that we now own and operate as well as other travel distribution businesses. In 2007, our businesses were separated from the rest of the Travelport businesses, placed in a newly formed company, Orbitz Worldwide, Inc., which was incorporated in Delaware on June 18, 2007, and then became a public company. Our common stock trades on the New York Stock Exchange under the symbol “OWW.”

At December 31, 2012 and 2011, there were 105,093,807 and 103,789,532 shares of our common stock outstanding, respectively, of which approximately 53% and 55% were beneficially owned by Travelport and the investment funds that indirectly control Travelport, respectively.

Brand Portfolio

Our brand portfolio is comprised of Orbitz, CheapTickets, the Away Network, ebookers and HotelClub.

Orbitz

Orbitz.com is one of the leading OTC websites that enables travelers to search for and book an array of travel products and services, including flights, hotels, car rentals, cruises, and vacation packages. Since launching its website in June 2001, Orbitz.com has become one of the largest online travel sites in the world and has led the industry with innovations including the Orbitz Matrix Display and Orbitz Price Assurance. The Matrix Display revolutionized the way the travel industry displayed fares and makes it quick and easy for consumers to compare flights, rental cars and vacation packages. Orbitz Price Assurance applies when a customer books an airline ticket or hotel stay on Orbitz and another customer subsequently books the same airline ticket or hotel stay on Orbitz for a lower price. Under the current Orbitz Price Assurance program, we provide the customer with a 110% credit in loyalty points or "Orbucks" for use on certain hotel bookings for the difference up to $250 for airline tickets and up to $500 for hotel stays. Prior to August 2012, the program provided the customer with a cash refund, rather than a hotel credit. Orbitz.com also offers "Insider Steals," a weekly, members-only flash sale that provides exclusive deals of 50% or more off the rates of handpicked hotels in top destinations around the world, as well as "Mobile Steals," which are exclusive hotel deals of up to 50% off in the most popular destinations around the world, available to mobile consumers at m.orbitz.com, as well as through the full suite of Orbitz mobile applications.

In addition to using the Orbitz.com website, customers can also book travel products on Orbitz from their mobile devices through our native applications for the iPhone, iPad and Android, as well as on our mobile website (m.orbitz.com). The Orbitz App for iPad is the only fully native, in-App experience that allows consumers to search and book all three major components of a trip. Transactions coming through mobile channels represented approximately 25% of Orbitz.com standalone-hotel transactions in December 2012, and in the 2013 edition of the Internet Retailer Mobile 400 (released in October 2012),

Orbitz.com was the highest ranked travel company, positioned #4 overall behind only Amazon, Apple and Marriott (vs. #12 in the prior year). In December 2012 the Orbitz App for iPhone was one of 13 apps inducted into Apple's App Store Hall of Fame, making it one of only 48 iPhone Apps ever to receive such recognition, out of over 700,000 in the App Store.

CheapTickets

CheapTickets (www.cheaptickets.com) is a leading U.S. travel website that focuses on value-conscious customers. CheapTickets offers customers the ability to search for and book a broad range of travel products and services, including air travel, hotels, car rentals, cruises, travel insurance and destination services, from suppliers worldwide on a standalone basis or as part of a vacation package. Customers can also book travel products from their mobile devices through a mobile website (m.cheaptickets.com). In addition, CheapTickets offers value-oriented promotions such as Members Only Prices flash sales and Cheap of the Week®, which provide customers with special travel offers on a weekly basis.

The Away Network

The Away Network is a series of travel content websites that include Away.com (www.away.com), Trip.com (www.trip.com), AdventureFinder (www.adventurefinder.com), GORP.com (www.gorp.com) and Lodging.com (www.lodging.com). The Away Network helps travelers choose their next vacation destination and plan their trip by offering ideas and recommendations customized to their specific travel interests, such as adventure, family or romance trips. Supported by advertising sales and sponsorships, the Away Network provides a blend of professionally-edited articles, features, micro-sites and consumer-driven reviews. These websites also provide search capabilities for users who want to find travel choices online as well as contact information for a number of leading tour operators. In February 2013, we announced that we are exploring strategic alternatives for some or all of the assets within the Away Network.

ebookers

ebookers (www.ebookers.com) is a leading pan-European online travel agency that offers customers the ability to search for and book a broad range of travel products and services through websites in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom. Customers can book travel products and services, including airline tickets, hotel rooms, car rentals and travel insurance, on a standalone basis or as part of a vacation package. ebookers also offers customers the ability to book a full range of travel products from their mobile phones through our mobile website (m.ebookers.com) and the ability to book hotels through the Hotels by ebookers App for iPhone, Android and iPad.

HotelClub

HotelClub is a global online accommodation community. Our members have a wide range of accommodation choices with a worldwide selection of hotel properties across 141 countries. Through its unique loyalty program, HotelClub Members earn rewards of up to 7% of the value of every booking made, which can then be redeemed on future hotel bookings, anywhere, anytime. The company operates two websites - HotelClub.com and RatesToGo.com and offers services in fifteen languages, including Simplified Chinese, Traditional Chinese, Dutch, English, French, German, Italian, Japanese, Korean, Polish, Portuguese, Russian, Spanish, Swedish and Thai. HotelClub also offers its customers the ability to book via mobile devices through an iPhone and iPad App.

Orbitz for Business

Orbitz for Business (www.orbitzforbusiness.com) offers a complete portfolio of travel products and services that help corporate customers plan, search for and book business travel. Orbitz for Business leverages and customizes our technology platform for corporate travelers. In addition to its leading technology, Orbitz for Business delivers full service, cost-effective travel products and travel management solutions, including 24/7/365 dedicated support for Orbitz for Business customers, and expense reporting and policy management tools. Orbitz for Business also offers an end-to-end mobile solution that allows business travelers to search for and book flights, hotels and car rentals directly from any web-enabled smartphone through its mobile website (m.orbitzforbusiness.net). Through partnerships with leading regional corporate travel agencies, Orbitz for Business offers its services in over 75 countries across Europe, Latin America, Africa, Asia (including China and India) and the Pacific Rim. In the first quarter of 2012, Orbitz for Business launched Orbitz for Business Express to offer savings, convenience and professional travel services to small businesses with travel needs, including those currently without a managed travel program.

Orbitz Worldwide Distribution Group

We offer third parties, such as airlines and hotel partners, a full range of private label solutions, ranging from the building and hosting of custom websites to supplying content feeds with availability and rate data to partners' websites. We license our technology and business services to these partners, and using our technology, these partners are able to provide a wide range of travel products on their websites under their own brands. We pay commissions to our third party partners based on the revenue generated by their websites. We continue to pursue the expansion of our private label channel through the addition of new partners. For example, in the third quarter of 2012, we launched a partnership with American Express to provide a variety of private label solutions for air, car, hotel and vacation packages for the American Express Consumer Travel Network.

Partner Marketing

The Partner Marketing team is responsible for building innovative online marketing and advertising partnerships across our global portfolio of leading consumer and business travel brands. We generate advertising revenue by providing our partners access to our customer base through a combination of display advertising, performance-based advertising, video production and other marketing programs. Travel companies, convention and visitor bureaus, credit card partners, media, packaged goods and other non-travel advertisers all advertise on our websites.

Merchant and Retail Models

We generate revenue primarily from the booking of travel products and services on our websites. We provide customers the ability to book travel products and services on both a standalone basis and as part of a vacation package, primarily through our merchant and retail business models.

Merchant Model

Our merchant model provides customers the ability to book air travel, hotels, car rentals, destination services and vacation packages. Hotel transactions comprise the majority of our merchant bookings. We generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. We may, depending upon the brand and the product, earn revenue by charging our customers a service fee for booking their travel reservation. Generally, our net revenue per transaction is higher under the merchant model compared with the retail model. Customers generally pay us for reservations at the time of booking, and we pay our suppliers at a later date, which is generally when the customer uses the reservation, although in the case of merchant air payment often occurs prior to the consumption date. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. The timing difference between when the cash is collected from our customers and when payments are made to our suppliers increases our operating cash flow and represents a source of liquidity for us.

We recognize net revenue under the merchant model when we have no further obligations to the customer. For merchant air transactions, this is at the time of booking. For merchant hotel transactions and merchant car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively. The timing of revenue recognition is different for merchant air travel because our primary service to the customer is fulfilled at the time of booking. In the merchant model, we do not take on credit risk with the customer, however we are subject to charge-backs and fraud risk, which we actively monitor; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room or car rental;

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

Retail Model

Our retail model provides customers the ability to book air travel, hotels, car rentals and cruises. Air transactions comprise the majority of our retail bookings. Under the retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. We generally receive these commissions from suppliers after the customer uses the travel reservation. We may, depending upon the brand and the product, earn revenue by charging customers a service fee for booking their travel reservation. Generally, our net revenue per transaction is lower under the retail model compared with the merchant model. However, airline tickets booked under the retail model contribute substantially to our overall gross bookings and net revenue due to the high volume of airline tickets booked on our websites. We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card, and we have no further obligations to the customer. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up respectively, net of an allowance for cancelled reservations. In the retail model, we do not take on credit risk with the customer; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

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

For hotels, we are focused on offering our customers the ability to book the most relevant hotels at the most competitive prices. To do this, we are focused on improving our infrastructure to ensure we have appropriate connectivity with our suppliers, sophisticated sort order algorithms and robust promotional capabilities. We have a global hotel services team that works closely with chains and independent hotels to increase the number of properties that participate on our websites and works with hotels to ensure that our customers have access to their best available prices, including prices exclusive to our brands, where possible.

For airlines, we have long-standing and, we believe, generally good relationships with our suppliers. We intend to continue to work with our suppliers to provide our customers with a highly competitive product offering. Over the course of 2012 we put in place multi-year marketing and distribution agreements with three of our four largest airline partners in the U.S.

Our suppliers continue to look for ways to decrease their overall distribution costs, which could significantly reduce the net revenue OTCs earn from travel and other travel-related products. We have encountered, and expect to continue to encounter, pressure on supplier economics. As a result, the revenue we and other OTCs earn in the form of incentive payments from GDSs or in the form of mark-ups and commissions from our suppliers is likely to be impacted over the long term as supplier contracts are extended.

Global Distribution Systems

Global distribution systems (“GDSs”) provide us access to a comprehensive set of supplier content through a single source. Suppliers, such as airlines and hotels, utilize GDSs to connect their product and service offerings with travel providers, who in turn make these products and services available to travelers for booking. Certain of our businesses utilize GDS services provided by Galileo, Worldspan and Amadeus IT Group (“Amadeus”). Under our GDS service agreements, we receive revenue in the form of an incentive payment for air, car and hotel segments that are processed through a GDS. These GDS service agreements contain volume requirements for the number of segments we must process and require us to make shortfall payments if we do not process the required minimum number of segments for a given year. As a result, a significant portion of our GDS services are processed by these providers. For the year ended December 31, 2012, we recognized $112.8 million of incentive revenue from GDS providers, which accounted for more than 10% of our net revenue.

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

We have technology operations teams dedicated to ensuring that our websites operate efficiently. These teams monitor our websites as well as the performance and availability of our third party service providers and coordinate releases of new functionality on our websites. We have product development teams focused on creating new and enhancing existing website functionality. These teams also developed and implemented our global technology platform that supports our global consumer brands; in February 2012, we completed our global technology platform migration, a multi-year initiative to bring all of our consumer brands onto a common technology platform.

Customer Support

Our customer support platform includes customer self service, chat, email and call center services to provide our customers with multiple options to enhance the travel experience. We utilize intelligent voice routing and intelligent call management technology to connect customers with the appropriate agent who can best assist them with their particular needs. We utilize third party vendors domestically and internationally to manage these call centers and customer service centers.

Fraud Prevention System

We have an internally-developed fraud prevention system that we believe enables us to efficiently detect fraudulent bookings. The system automates many functions and prioritizes suspicious transactions for review by fraud analysts within our fraud prevention team.

Marketing

We utilize a combination of online and traditional offline marketing. Our sales and marketing efforts primarily focus on increasing brand awareness and driving visitors to our websites. Our long-term success will depend on our ability to continue to increase the overall number of booked transactions in a cost-effective manner.

We use various forms of online marketing to drive traffic to our websites including search engine marketing (“SEM”), travel research websites, meta-search travel websites, display advertising, affiliate programs and email marketing. We continue to pursue strategies to improve our online marketing efficiency. These strategies include increasing the amount of traffic coming to our websites through search engine optimization (“SEO”) and customer relationship management (“CRM”) and improving the efficiency of our SEM and travel research spending. We also use traditional broadcast advertising to focus on brand differentiation and to emphasize distinct features of our businesses that we believe are valuable to our customers.

We have dedicated marketing teams that focus on generating leads and building relationships with corporate travel managers and potential private label partners. Our Orbitz for Business sales team includes experienced corporate travel managers who are qualified to assist organizations in choosing between the variety of corporate booking products that we offer.

Intellectual Property

We regard our technology and other intellectual property, including our brands, as a critical part of our business. We protect our intellectual property rights through a combination of copyright, trademark and patent laws and trade secret and confidentiality procedures. We have a number of trademarks, service marks and trade names that are registered or for which we have pending registration applications or common law rights. We currently hold numerous issued United States patents and pending United States patent applications. We file additional patent applications on new inventions, as appropriate.

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

Information about Segments and Geographic Areas

We operate and manage our business as a single operating segment. For geographic related information, see Note 17 - Segment Information of the Notes to Consolidated Financial Statements.

Industry Conditions

General

The worldwide travel industry is a large and dynamic industry that has been characterized by rapid and significant change. We compete in various geographic markets, with our primary markets being the United States, Europe and Asia Pacific. We are one of the market leaders within the United States, which is the most mature of the global travel markets. Internationally, a relatively low percentage of travel sales are transacted online and the market is highly fragmented, which presents a significant growth opportunity for us and our competitors. In Europe, we have meaningfully improved our scale, and we are well-positioned to aggressively compete. The Asia Pacific market, as well as other emerging markets, where online penetration rates are particularly low and the competition is not as entrenched, is an area of focus for us.

Competition

The general market for travel products and services is highly competitive, and the competitive intensity is increasing. The online travel industry generally has low barriers to entry and competitors can launch new websites at a relatively low cost. Our competition includes: online and offline travel companies; travel suppliers, many of which have their own branded websites and call centers; travel research companies; search engines; and meta-search websites.

Our competition may offer more favorable terms and/or improved interfaces to suppliers and travelers. Travel suppliers have increasingly focused on distributing their products through their own websites in lieu of using third parties. Suppliers who sell on their own websites offer advantages such as their own bonus miles or loyalty points, which may make their offerings more attractive than our offerings to some consumers. Travel research companies, search engines and meta-search websites are capable of sending customers to the websites of suppliers and our direct competitors.

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

Company Strategy
We take advantage of our deep roots in technology and innovation to offer consumers the premier way to book online travel, whether via personal computer, tablet or smartphone. We completed the migration of our global consumer brands to one common technology platform in 2012. We believe the global platform is the cornerstone of our ability to rapidly and efficiently innovate and expand into new markets with new products and services.
Our strategic efforts are focused on growing our hotel and international businesses as a complement to our historic strength in air. The hotel marketplace is approximately $300 billion and continues to have relatively low online penetration rates, in particular internationally. We believe this presents us with an opportunity to significantly expand our business by leveraging our global platform, brand strength, marketing capabilities and global hotel sourcing network. We expect key drivers of our future growth will include: expansion into new international markets; investments in mobile, marketing optimization and site optimization; the upcoming launch of an Orbitz.com loyalty program; and new partner/customer additions within our distribution group and Orbitz for Business.

We are focused on expanding our international presence through both product innovation and new market expansion. For example, in February 2013, we launched the ebookers rail product, becoming the first OTC to offer booking functionality for the UK domestic rail network. We expect our HotelClub brand will play a significant role in new market expansion. Room night growth rates at HotelClub have improved substantially in the second half of 2012 and into 2013. We believe HotelClub's hotel-only offering with a strong loyalty component represents an extensible model that can allow low cost new market entry, allowing us to rapidly expand our footprint into new and fast growing regions.
Orbitz Worldwide is a recognized leader in the rapidly growing mobile channel. This is a core part of our strategy to drive growth across all of our global brands. For example, in December 2012, approximately 25% of Orbitz.com stand-alone hotel bookings came via a mobile device. In the 2013 edition of the Internet Retailer Mobile 400 (released in October 2012), Orbitz.com was the highest ranked travel company, positioned #4 overall behind only Amazon, Apple and Marriott (vs. #12 in the prior year). In December 2012 the Orbitz App for iPhone was one of 13 apps inducted into Apple's App Store Hall of Fame, making it one of only 48 iPhone Apps ever to receive such recognition, out of over 700,000 in the App Store. By virtue of the common technology platform shared by all of the company's consumer brands, the benefits of the company's mobile investments are available to the ebookers, HotelClub and CheapTickets brands. We will continue to build on our strengths in mobile to drive growth across all of our global brands and product offerings.
We continue to focus on marketing optimization and site optimization to drive consumers to our websites in a cost-effective manner and maximize our ability to achieve conversion of visitors into customers. We achieve this through a number of means, including our investments in algorithmic bidding, landing pages, search engine optimization and testing.

We believe that well-architected loyalty offerings have significant potential to enhance the financial performance of our consumer brands. HotelClub already has a well-established loyalty program which helps drive repeat transactions. We plan to launch a loyalty program for our Orbitz.com brand in phases over the course of 2013. We believe the Orbitz.com loyalty program will enhance the Orbitz.com consumer value proposition and strengthen our ongoing relationship with our customers. We expect the Orbitz.com loyalty program will be a driver of long term room night growth through its impact on driving repeat and cross-sell purchases.

Employees

As of December 31, 2012, we had 1,328 full-time employees, more than half of whom were based in the United States and the remaining were based primarily in Australia and the United Kingdom. We believe we have a good relationship with our employees. We outsource some of our technology support, development, customer service and administrative functions to third parties. Additionally, we utilize independent contractors to supplement our workforce.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the Securities and Exchange Commission (“SEC”) defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2012. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.

The Blackstone Group, which indirectly “controls” (as that term is interpreted by the SEC for purposes of Section 13(r) of the Exchange Act) us, informed us that TRW Automotive Holdings Corp. (“TRW”), a company that may be considered one of The Blackstone Group's affiliates, included the disclosure reproduced below in its annual report on Form 10-K as filed with the SEC on February 15, 2013 as required by Section 13(r) of the Exchange Act (the “TRW Disclosure”). We have no involvement in or control over the activities of TRW, any of its predecessor companies or any of its subsidiaries, but because both we and TRW are controlled by The Blackstone Group, we are considered an “affiliate” of TRW for the purposes of Section 13(r) of the Exchange Act. We have not independently verified or participated in the preparation of the TRW Disclosure.

TRW Disclosure:

“Compliance with Government Regulations

Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we note that in 2012 certain of our non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran. Gross revenue attributable to such sales was approximately $8,326,000, and net profit from such sales was approximately $377,000. Although these activities were not prohibited by U.S. law at the time they were conducted, our subsidiaries have discontinued their dealings with such customers, other than limited wind-down activities (which are permissible), and we do not otherwise intend to continue or enter into any Iran-related activity.”

We were also notified that Travelport, which “controls” us and is therefore an “affiliate” of ours (as each term is interpreted by the SEC for purposes of Section 13(r) of the Exchange Act), provided the disclosure reproduced below. We have not independently verified or participated in the preparation of this disclosure.

“As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.”

Company Website and Public Filings

We maintain a corporate website at corp.orbitz.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or other reports we file with or furnish to the SEC. Our filings with the SEC are provided to the public on our Investor Relations website (investors.orbitz.com), free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Other information regarding our corporate governance, such as our code of conduct, governance guidelines and charters for our board committees, is also available on our Investor Relations website. In addition, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. We also use our Investor Relations website to make information available to our investors and the public. Investors and other interested persons can sign up to receive email alerts whenever we post new information to the website.

Executive Officers of the Registrant

Our executive officers as of February 1, 2013, were as follows:

Barney Harford, age 41, has served as our Chief Executive Officer and also as a director and a member of the executive committee of our Board of Directors since January 2009. Prior to joining the Company in January 2009, Mr. Harford served in a variety of roles at Expedia, Inc. from 1999 to 2006. From 2004 to 2006, he served as President of Expedia Asia Pacific. Prior to 2004, Mr. Harford served as Senior Vice President of Air, Car & Private Label and led Expedia's corporate development, strategic planning and investor relations functions. He joined Expedia in 1999 as a product planner. Mr. Harford currently serves on the Board of Directors of LiquidPlanner, Inc. He previously served on the Board of Directors of GlobalEnglish Corporation and Orange Hotel Group. He holds an MBA from INSEAD and an MA degree in Natural Sciences from Clare College, Cambridge University.

David Belmont, age 46, was appointed Interim Chief Financial Officer effective January 8, 2013. Prior to being appointed Interim Chief Financial Officer, Mr. Belmont has served as the Company's Group Vice President, Financial Planning and Analysis from April 2010 to June 2012 and November 2012 to January 2013. From June 2012 to November 2012, Mr. Belmont served as the Company's Interim Chief Financial Officer. Mr. Belmont was the Company's Vice President, Business Planning from January 2005 to April 2010. Before joining the Company, Mr. Belmont served as Director, Corporate Planning at Cendant from March 2003 to January 2005, and in several corporate planning, investor relations and financial analyst positions at Galileo International between September 1993 and March 2003. Mr. Belmont holds an MBA from Cornell University and a BS in General Engineering from the University of Illinois at Urbana-Champaign.

Sam Fulton, age 42, has served as Senior Vice President, Global Product Strategy, responsible for the prioritization of Product Development initiatives for our global consumer brands since July 2011. Mr. Fulton also has responsibility for business operations, information architecture, design, customer service and the Away Network. Prior to his current role, Mr. Fulton held several key positions within the Company including Group Vice President of Product Management and Vice President and

General Manager of Transportation, which was comprised of air, car, cruise and travel insurance for Orbitz and CheapTickets. Mr. Fulton has also held positions in business strategy, product management, supplier services and business development since joining the Company in late 2002. Prior to joining the Company, Mr. Fulton worked for Budget Rent A Car as the Director of Travel Industry Sales focusing on preferred travel agency relationships. Mr. Fulton has a BS degree in Finance and Marketing from the University of Denver.

Tom Kram, age 53, has served as our Group Vice President, Chief Accounting Officer, since joining the Company in May 2011. From 2004 to 2011, Mr. Kram served in a variety of roles at Chicago Newspaper Liquidation Corp., formerly known as Sun-Times Media Group, Inc. Mr. Kram was elected Chief Executive Officer, President and Treasurer in October 2009 and served as Chief Financial Officer from March 2009 to October 2009. From 2004 to 2009, he was the Corporate Controller and, in addition, served as Chief Accounting Officer from 2006 to 2009. Mr. Kram served as the Chief Financial Officer of Sun-Times Media Group, Inc. when it filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in March 2009. Mr. Kram was formerly the Vice President, Controller of Budget Group, Inc. from 1997 to 2003. Mr. Kram has a BS degree in Accountancy from the University of Illinois at Urbana-Champaign.

Roger Liew, age 40, has served as Senior Vice President, Chief Technology Officer, since November 2010. Mr. Liew was Vice President of Technology of the Company and Group Manager of the Intelligent Marketplace Group from July 2009 to November 2010 and previously served as Vice President of Technology of Orbitz, LLC from May 2000 to May 2004. Prior to his return to the Company in July 2009, Mr. Liew served as Chief Technology Officer of Milestro, a leisure, travel and tourism company, from May 2008 to December 2008 and Chief Technology Officer of G2 Switchworks, a startup in the travel technology space, from May 2004 to April 2008, when it was acquired by Travelport. Prior to joining Orbitz, LLC, Mr. Liew worked as a lead developer for Neoglyphics Media Corporation and as a software engineer for Motorola's Cellular Subscriber Group. Mr. Liew studied Mathematics and Computer Science at the University of Chicago.

Chris Orton, age 39, has served as President, Orbitz.com and CheapTickets since August 2011. Previously, Mr. Orton served as Senior Vice President, Chief Marketing Officer, from July 2010 to August 2011. Prior to joining the Company, Mr. Orton worked for eBay, Inc. from June 2003 to June 2010 and held various positions in data warehousing and internet marketing. Most recently, Mr. Orton was Senior Director of Internet Marketing at eBay, responsible for its paid search, shopping comparison, search engine optimization, affiliates and display marketing channels. Prior to joining eBay, he spent eight years doing CRM and ERP consulting at Kana Software, PricewaterhouseCoopers and Andersen Consulting (Accenture). Mr. Orton has an MBA from the University of California, Berkeley and a BA degree in Economics and International Relations from the University of California, Davis.

Jim Rogers, age 60, has served as Senior Vice President, General Counsel and Corporate Secretary since August 2012 and is responsible for leading the Company's global legal team as well as its compliance, corporate affairs and government relations functions. Mr. Rogers previously served from June 2010 to July 2012 as General Counsel of TLC Vision, a private-equity backed company that is North America's leading eye-care services provider. Before that, Mr. Rogers had practiced corporate and communications law from 1981 to 2009 at Latham & Watkins LLP in Washington, DC, the last 21 years as a partner. Mr. Rogers is a graduate of Columbia Law School, holds an MPA in Economics and Public Affairs from Princeton University, and received his BA from Yale University in Economics. Mr. Rogers serves on the Board of Directors of The Appleseed Foundation, and he previously served as co-chairman of the board.
Tamer Tamar, age 38, has served as Senior Vice President of International since March 2011 and President of ebookers since July 2009. Previously, Mr. Tamar served as Vice President of Europe and Middle East (EMEA) distribution for Expedia from February 2008 to July 2009. From 2004 to 2008, Mr. Tamar served in a variety of roles at Expedia, including managing Expedia's EMEA car businesses, leading the strategy and corporate development function for the EMEA region, and heading up the Expedia UK business. Prior to joining Expedia, Mr. Tamar worked as a Management Consultant for A.T. Kearney in Chicago and London. Mr. Tamar holds an MBA from MIT and a BA in Mathematics and Economics from Franklin & Marshall College.

Item 1A.    Risk Factors

Travelport and its controlling holders control us and may have strategic interests that differ from ours or the interests of our other stockholders.

Currently, Travelport and investment funds that own or control Travelport's ultimate parent company beneficially own approximately 53% of our outstanding common stock and therefore indirectly control us. Moreover, our certificate of incorporation provides that Travelport has a variety of rights, including the right to approve all nominees for our Board of

Directors. Travelport and its controlling holders own sufficient shares to determine the outcome of any actions requiring the approval of our stockholders, including adopting most amendments to our certificate of incorporation and approving or rejecting proposed mergers or sales of all or substantially all of our assets.

The interests of Travelport's controlling holders may differ from those of our public stockholders in material respects. Travelport's controlling holders and their affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or our suppliers or customers or firms with which we do business, such as the Travelport GDSs.

In addition, Travelport's interests may differ from ours particularly in the context of our respective arrangements with suppliers. During the term of our current GDS service agreement with Travelport (the “Travelport GDS Service Agreement”), which ends December 31, 2014, we are limited in our ability to utilize alternative GDS options or direct connections with suppliers. If Travelport alters its commercial relationships with a supplier that is also a suppliers of ours, these actions could make us a less attractive distribution channel to that supplier, who could attempt to terminate or renegotiate its agreements with us, potentially placing us at a competitive disadvantage relative to other OTCs. See “We are dependent on Travelport for our GDS services” below. In addition, Travelport's suppliers, many of which are also major suppliers to us, may seek to exert commercial leverage over us in an effort to obtain concessions from Travelport, which could negatively affect our access to travel offerings and adversely affect our business and operating results. In recognition of the fact that Travelport's interests may differ from ours, our Audit Committee, in accordance with applicable listing and regulatory requirements and principles of good corporate governance, takes an active role in reviewing and approving any agreement involving more than $120,000 of payments or receipts in which Travelport (or any other related party) has an interest (such as any renewal or replacement of the Travelport GDS Service Agreement).

As a practical matter, Travelport and its controlling holders will be able to exert significant influence and even control over matters put to a vote of our stockholders so long as they continue to indirectly own a significant amount of our outstanding voting stock, even if that amount is less than 50%.

Actual or potential conflicts of interest may develop between our management and directors as well as the management and directors of Travelport.

Jeff Clarke serves as Chairman of our Board of Directors and is the Chairman of the Travelport Board of Directors. Martin J. Brand, who is a Managing Director at The Blackstone Group, currently serves on the Board of Directors of Travelport and serves on our Board of Directors. The fact that Mr. Clarke and Mr. Brand hold positions with Travelport and us could create, or appear to create, potential conflicts of interest when they face decisions that may affect two or more of these entities. In addition, Jill A. Greenthal and Robert L. Friedman, who are Senior Advisors in the Private Equity Group of The Blackstone Group, currently serve on our Board of Directors. Affiliates of The Blackstone Group exercise control over Travelport's ultimate parent company and therefore, the fact that Ms. Greenthal and Mr. Friedman hold positions with The Blackstone Group could create, or appear to create, a potential conflict of interest when either of them face decisions that affect both Travelport and us.

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

Our certificate of incorporation provides Travelport with a greater degree of control and influence in the operation of our business and the management of our affairs than is typically available to a stockholder of a publicly-traded company. Until Travelport ceases to beneficially own shares entitled to 33% or more of the votes entitled to be cast by the holders of our then-outstanding common stock, the prior consent of Travelport is required for the following matters:

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

To varying extents, travel suppliers use GDSs to connect their products and services with travel companies, who in turn make these products and services available to travelers for booking. Under the Travelport GDS Service Agreement, which expires December 31, 2014, we are required, subject to certain exceptions, to utilize Galileo and Worldspan, which are subsidiaries of Travelport, for a significant portion of our GDS services. In addition, our contractual obligations to Travelport for GDS services limit our ability to use alternative GDS options before the agreement expires at the end of next year. As a result, if Travelport became unwilling or was unable to provide these services to us, we may not be able to transition to alternative providers in a timely or efficient manner, and our business could be materially and adversely affected.

Furthermore, our Travelport GDS Service Agreement restricts our ability to use direct connection relationships with suppliers during the term of the agreement, although there are certain exceptions. If we pursue a direct connect relationship during the term of our Travelport GDS Service Agreement and Travelport disputes our ability to do so, we may become involved in a potentially costly and uncertain litigation dispute with Travelport. These contractual obligations may reduce our flexibility to implement changes to our business in response to changing economic conditions, industry trends, or technological developments. As a result, the limitations imposed by the GDS service agreement could place us at a competitive disadvantage and negatively impact our business and operating results.

We rely on Travelport to issue letters of credit on our behalf under its credit facility.

As of December 31, 2012, there were $72.5 million of outstanding letters of credit issued by Travelport on our behalf. Under the Separation Agreement between Travelport and us dated as of July 25, 2007, as amended, (“the Separation Agreement”), Travelport has agreed to issue U.S. dollar-denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined therein) own at least 50% of our voting stock. In the event Travelport is no longer obligated or is unable to issue letters of credit on our behalf, we would be required to establish additional cash reserves, which could significantly reduce our liquidity and cash available to grow our business. We currently have a revolving credit facility, which matures in July 2013 and under which we have $11.2 million of outstanding letters of credit as of December 31, 2012, and a $25 million letter of credit facility, which terminates in September 2015 and under which we have $12.8 million of outstanding letters of credit as of December 31, 2012. The $25 million letter of credit facility requires us to hold in a collateral account through an unrestricted subsidiary cash equal to 1.03 times the outstanding letters of credit amount plus fees.

We have granted Travelport perpetual licenses to use certain of our intellectual property, which could facilitate Travelport's ability to compete with us.

We are party to a Master License Agreement with Travelport under which we and Travelport each have rights to use certain of the other's intellectual property. The Master License Agreement permits Travelport and its affiliates to use and, in some cases, to sublicense to third parties certain of our intellectual property, including:

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

The Master License Agreement permits Travelport to sublicense our intellectual property (other than our supplier link technology) to a party that is not an affiliate of Travelport, except that Travelport may not sublicense our intellectual property to a third party for a use that competes with our business, unless Travelport incorporates or uses our intellectual property with Travelport products or services to enhance or improve Travelport products or services (other than to provide our intellectual property to third parties on a standalone basis). Travelport and its affiliates are permitted to use our intellectual property to provide their own products and services to third parties that compete with us. With respect to our supplier link technology, Travelport has an unrestricted license. These Travelport rights could facilitate Travelport's, its affiliates' and third parties' ability to compete with us, which could have a material adverse effect on our business, financial condition and operating results.

We depend on our supplier and partner relationships and adverse changes in these relationships or our inability to enter into new relationships could negatively affect our access to travel offerings and reduce our revenue.

We rely significantly on our relationships with hotels, airlines and other suppliers and travel partners. We enter into agreements with these suppliers and travel partners at varying times and the agreements are of varying duration. As a result, at any given point in time, one or more of these agreements may be approaching expiration or renewal. Moreover, in order to enhance the competitiveness of our offerings, we are constantly seeking to add new suppliers and travel partners. Adverse changes in any of these relationships (whether upon expiration or otherwise), or the inability to enter into new relationships, could adversely affect our revenue and could also negatively impact the availability and competitiveness of travel products offered on our websites. The significant reduction by any of our major suppliers or travel partners in their business with our companies for a sustained period of time or their complete withdrawal of doing business with us could have a material adverse effect on our business, financial condition and operating results.
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
For example, in late 2010, we and American Airlines (“AA”) were unable to agree to terms under which AA tickets would be marketed and distributed to our customers and thus the offering of AA tickets on the Orbitz.com and Orbitz for Business websites was discontinued. After a hiatus of several months, we resumed offering AA tickets on our sites and have continued to do so pursuant to a series of agreements between us and AA that ran through January 15, 2013. Since that date, we have continued to market and distribute AA tickets on our websites, but if we cannot reach another formal agreement with AA, the offering of AA tickets to our customers might cease again. If that were to occur, or if a similar situation were to occur with other airlines, it could reduce our access to air inventory, thereby putting us at a competitive disadvantage relative to other OTCs and reduce our revenues.
The parent of AA has recently announced its intention to merge with US Airways Group, Inc. to effect a business combination of American Airlines and US Airways. In 2012, we signed a multi-year agreement with US Airways. We cannot predict what the effect of such a merger will be on our ongoing relationship with American Airlines or US Airways.
In addition, in April 2011, AA filed a lawsuit against Travelport and us alleging that our Travelport GDS Service Agreement violates the Sherman Antitrust Act. Although the Court has dismissed this claim with prejudice, there are several other claims pending against Travelport and Orbitz. It is possible that the outcome of these claims could influence the manner in which GDSs operate, which could have significant implications for both airlines and OTCs.
We are also subject to minimum segment volume thresholds and may be subject to shortfall payments to Travelport if we fail to process a certain percentage of segments through its GDSs. These minimum segment volume thresholds may limit our ability to enter into, or expand, relationships with other partners, which could negatively affect our access to travel offerings and reduce our revenue.
Our business is dependent on our liquidity and our ability to access funding.

If we are unable to refinance or extend our revolving credit facility or we are unable to refinance or repay our term loan by its July 2014 maturity date, we cannot be certain that other debt financing would be available to us or be available on attractive or acceptable terms. If such debt financing is not available to us or not available on attractive or acceptable terms, we may need to dispose of assets or issue equity to obtain necessary funds. Such an issuance of equity could be materially dilutive to existing stockholders. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all. In the event that funding for the term loan is not available when needed, or is available only on unfavorable terms, or we are unable to refinance or extend our revolving credit facility by its July 2013 maturity, we may be unable to take advantage of potential business opportunities, respond to competitive pressures, or to operate our business as it currently exists, which in turn could have a material adverse impact on our results of operations and liquidity and the value of our common stock.

In addition, our liquidity could be negatively impacted in the future if any of the following events occur:

•	Travelport is no longer obligated or is unable to issue letters of credit on our behalf;

•	termination of a major supplier's participation on our websites;

•	decline in merchant gross bookings due to deteriorating economic conditions or other factors;

•	decline in standalone hotel merchant gross bookings due to a shift from the merchant model to the retail model;

•
changes to payment terms or other requirements imposed by vendors, suppliers or regulatory agencies, such as requiring us to provide letters of credit, cash reserves or other forms of financial security or increases in such requirements,

•
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

As of December 31, 2012, we had approximately $440.0 million of outstanding borrowings under our senior secured credit agreement. Our substantial level of indebtedness could:

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

Our revenue is derived from the worldwide travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel and hotel volume, and is therefore significantly impacted by declines in or disruptions to travel in the United States, Europe and the Asia Pacific region due to factors entirely outside of our control. For example, the deterioration of the capital markets and related financial crisis in the second half of 2008 negatively impacted consumer spending patterns, including spending on travel, thereby reducing demand for our products and decreasing our revenue. While we have seen improvements in the economy in recent years, economic conditions remain unstable. If economic conditions do not continue to improve, or worsen, our results of operations and financial condition could be materially adversely impacted. Additional factors that affect our revenue include:

•	global security issues, political instability, acts or threats of terrorism, hostilities or war and other political issues that could adversely affect travel volume in our key regions;

•	epidemics or pandemics;

•	natural disasters, such as hurricanes, volcanic eruptions and earthquakes;

•	the financial condition of suppliers, including the airline and hotel industry, and the impact of their financial condition on the cost and availability of air travel and hotel rooms;

•	changes in airline distribution policies;

•	changes to regulations governing the airline and travel industry;

•	an increase in fuel prices affecting travel;

•	work stoppages or labor unrest at any of the major airlines or airports;

•	increased airport security that could reduce the convenience of air travel;

•	travelers' perceptions of the occurrence of travel related accidents or the scope, severity and timing of the other factors described above; and

•	changes in occupancy and room rates achieved by hotels.

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

In the past several years, several major airlines have filed for bankruptcy protection, recently exited bankruptcy, or discussed publicly the risks of bankruptcy. In addition, some of these airlines and others have merged, or discussed merging, with other airlines. In addition, the economic downturn severely impacted the automobile industry, including car rental companies. We depend on a relatively small number of airlines for a significant portion of our net revenue. Our car net revenue is also generated from a relatively small number of car rental companies. As a result of this dependence, our business and results of operations could be adversely affected if the financial condition of one or more of the major airlines or car rental companies were to deteriorate or in the event of supplier consolidation in either of these industries. For example, further consolidation of one or more of the major airlines, such as the announced merger of American Airlines and US Airways could result in further capacity reductions, a reduction in the number of airline tickets available for booking on our website and increased air fares, which may have a negative impact on demand for travel products.

The travel industry is highly competitive, and we may not be able to effectively compete in the future.

We operate in the highly competitive travel industry. Our success depends, in large part, upon our ability to compete effectively against numerous competitors, including other online travel companies, traditional offline travel companies, suppliers, travel research companies, search engines and meta-search companies, several of which have significantly greater financial, marketing, personnel and other resources than we have, as discussed below. Factors affecting our competitive success include price, availability of travel products, ability to package travel products across multiple suppliers, brand recognition, customer service and customer care, fees charged to customers, ease of use, accessibility, reliability and innovation. If we are not able to compete effectively against our competitors, our business and results of operations may be adversely affected.

Online travel agencies: We face significant competition from other online travel agencies, such as Priceline, Expedia, Travelocity, and their related brands, as well as other regional competitors such as Ctrip in China. We also compete with other travel agencies for both travelers and the acquisition and retention of supply.

Travel suppliers:Suppliers have increasingly focused on distributing their products through their own websites. For example, some low-cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites, and several large hotel chains have combined to establish a single online hotel-search platform, with links directly to their own websites. Delta Air Lines, Inc. in recent years eliminated sales of airline tickets through several third-party distributors, limited forward distribution of its fares to meta-search providers such as Kayak, and limited the extent to which certain fare classes may be used in the construction of multi-carrier itineraries, all in an attempt to drive customers to book directly on its website. Suppliers may offer advantages for customers to book directly, such as member-only fares, bonus miles or loyalty points, which could make their offerings more attractive to customers. In response to these pressures in the past, we and other online travel companies reduced or eliminated domestic booking fees on retail airline tickets and hotel stays and removed certain change and cancellation fees. Our results of operations could be negatively affected if competitive dynamics in the industry caused us to reduce further or to eliminate the service fees we charge our customers.

Search engines: We also face increasing competition from search engines like Google, Bing and Yahoo! Search. Search engines have grown in popularity and may offer comprehensive travel planning or shopping capabilities, which may drive more traffic directly to the websites of suppliers or competitors. Google appears to have increased its focus on appealing to travel customers through its launch of Google Places and Google Flights, an air-travel-specific website that promotes air suppliers' sites and not those of OTCs. In addition, Google's efforts around Google Places could lead to it favoring Google Places or a favored partner over and above our pages, which could undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all. In addition, we currently license our search functionality, QPX Software, from ITA Software, Inc., a subsidiary of Google. Google's ownership of ITA could result in its developing new software or other products in the future that it may not make available to us, which could put us at a competitive disadvantage.

Travel meta-search engines and content aggregators: Travel meta-search websites, including Kayak.com (which entered into a merger agreement with Priceline.com in November 2012) and Trivago.com (in which Expedia has agreed to acquire a majority ownership interest), and travel research sites that have search functionality, such as TripAdvisor, aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. If these competitors limit our participation within their results, it could affect our traffic-generating arrangements in a negative manner. In addition, some meta-search sites, such as Kayak.com, offer users the ability to make hotel reservations directly on their websites, which may reduce the amount of traffic and transactions available to us through referrals from these sites.
There can be no assurance that we will be able to compete successfully against any current, emerging and future competitors or on platforms that may emerge, or provide differentiated products and services to our customer base. Increasing competition from current and emerging competitors, the introduction of new technologies and the continued expansion of existing technologies, such as meta-search and other search engine technologies, may force us to make changes to our business models, which could affect our financial performance and liquidity. Increased competition has resulted in and may continue to result in reduced margins, as well as loss of customer, transactions and brand recognition.

We rely on search engines and content providers, who may change their business models in ways that could have a negative impact on our business.

We use Google and other internet search engines to generate traffic to our websites, principally through the purchase of travel-related keywords. Google and other search engines frequently update and change the logic that determines the placement and display of results of a user's search. These changes could negatively affect the purchased or algorithmic placement of links to our websites. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, meta-search sites and content properties. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, any of these providers could, for competitive or other purposes, alter their search algorithms or results, causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

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

With employees in over 25 countries outside the United States, we generated 28% of our net revenue for the year ended December 31, 2012 from our international operations. We are subject to certain risks as a result of having international operations and from having operations in multiple countries generally, including:

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

Further, our international operations require us to comply with a number of U.S. and international regulations, including, among others, the Foreign Corrupt Practices Act (“FCPA”) and the U.K.'s Bribery Act 2010. Any failure by us to adopt appropriate compliance procedures to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

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

We are involved in various legal proceedings, including, but not limited to, actions relating to intellectual property, in particular patent infringement claims against us, tax matters, employment law and other negligence, breach of contract and fraud claims, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions may be both time consuming and expensive. If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. In addition, historically, our insurers have reimbursed us for a significant portion of costs we incurred to defend cases related to use or occupancy tax of hotel accommodations that some states and localities impose (“hotel occupancy tax”). We will not receive any additional insurance reimbursements in future periods as our insurance coverage has now been exhausted.

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

We are subject to a U.S. federal income tax examination for the 2010 tax year. While we believe that our tax provisions are appropriate, there is no assurance that the result of this or any future tax examinations would not result in additional amounts being due to taxing authorities.

New, changed, modified or newly interpreted or applied tax laws could also increase our compliance, operating and other costs, as well as the costs of our products or services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

We and other providers of travel in the online travel industry are currently subject to various lawsuits related to hotel occupancy tax in numerous jurisdictions in the United States, and other jurisdictions may be considering similar lawsuits. An adverse ruling in the existing hotel occupancy tax cases could require us to pay tax retroactively and prospectively, and possibly penalties, interest and/or fees. We have also been contacted by several municipalities or other taxing bodies concerning our possible obligation with respect to local hotel occupancy or related taxes, and certain municipalities have begun audit proceedings and some have issued assessments against us. If we are found to be subject to the hotel occupancy tax ordinance by a taxing authority and we appeal the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court. The proliferation of new hotel occupancy tax cases or audit proceedings could result in substantial additional defense costs. These events could also adversely impact our business and financial performance. See Item 3, “Legal Proceedings.”

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

We may be held liable for accepting fraudulent credit cards as payment for transactions where we are the merchant of record and have established an allowance for such fraudulent purchases. If we are unable to control the amount of fraudulent chargebacks for which we are liable, our results of operations and financial condition may be adversely affected.

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

Our corporate headquarters are located in leased office space in Chicago, Illinois. We also lease office space for our ebookers brand portfolio in various countries, including the United Kingdom, Finland, France, Germany, Ireland, Sweden and Switzerland. In addition, we lease office space for our HotelClub brand portfolio, primarily in Sydney, Australia. We believe that our existing facilities are adequate to meet our current requirements and that additional space will be available as needed to accommodate any further expansion of our business.

Item 3.	Legal Proceedings

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters. We will not receive any additional insurance reimbursements in defending hotel occupancy tax proceedings in future periods as our related insurance coverage has now been exhausted. The following list identifies all litigation matters for which we believe that an adverse outcome could be material to our financial position or results of operations, as well as other matters that may be of particular interest to our stockholders.

Litigation Relating to Hotel Occupancy Taxes

Orbitz Worldwide, Inc. and certain of its current and former subsidiaries and affiliates, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), Travelport Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.), and Internetwork Publishing Corp. (d/b/a Lodging.com), are parties to various cases brought by consumers and municipalities and other governmental entities in the U.S. involving hotel occupancy taxes and our merchant hotel business model. Some of the cases are purported class actions, and most of the cases were brought simultaneously against other online travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions' hotel occupancy tax ordinances, as well as related sales and use taxes. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, failure to pay sales or use taxes, and in some cases, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys' fees, and where a class action has been claimed, an order certifying the action as a class action. Adverse rulings in these cases could require us to pay tax retroactively and prospectively and possibly pay interest, penalties, and fines. The proliferation of additional cases could result in substantial additional defense costs. The following table reflects the hotel tax cases in which we are currently a defendant.

City or County Filing Litigation	Date Litigation Instituted	Court Where Litigation is Pending

City of Chicago, Illinois	November 1, 2005	Circuit Court of Cook County, Illinois
City of Rome, Georgia**	November 18, 2005	United States Court of Appeals for the Eleventh Circuit
City of Atlanta, Georgia	March 29, 2006	Superior Court, Fulton County, Georgia
City of San Antonio, Texas**	May 8, 2006	United States District Court for the Western District of Texas
Wake County, North Carolina	November 3, 2006	Court of Appeals of North Carolina
Dare County, North Carolina	January 26, 2007	Court of Appeals for North Carolina Case was coordinated with the Wake County case (above) on April 4, 2007
Buncombe County, North Carolina	February 1, 2007	Court of Appeals for North Carolina Case was coordinated with the Wake County case (above) on April 4, 2007
City of Gallup, New Mexico**	July 6, 2007	United States District Court for the District of New Mexico
Mecklenburg County, North Carolina	January 10, 2008	Court of Appeals for North Carolina Case was coordinated with the Wake County case (above) on February 19, 2008
Jefferson County, Arkansas**	September 25, 2009	Circuit Court of Jefferson County, Arkansas
Leon County, Florida (state tax)	November 5, 2009	Florida First District Court of Appeals
Leon County, Florida (local tax)	December 14, 2009	Florida First District Court of Appeals
County of Lawrence, Pennsylvania*	January 14, 2010	Commonwealth Court of Pennsylvania
Baltimore County, Maryland	May 3, 2010	United States District Court for the District of Maryland
Hamilton County, Ohio	August 23, 2010	United States District Court for the Northern District of Ohio
Montana Department of Revenue	November 8, 2010	Montana First Judicial District, Louis and Clark County
Montgomery County, Maryland	December 21, 2010	United States District Court for the District of Maryland
McAllister et al. (Consumer Action)	February 22, 2011	Circuit Court of Saline County, Arkansas
Washington, D.C.	April 22, 2011	Superior Court for the District of Columbia
Volusia County, Florida	May 11, 2011	Circuit Court for the Seventh Judicial Circuit in and for Volusia County, Florida
Breckenridge, Colorado*	July 25, 2011	District Court for Summit County, Colorado
Nassau County, New York*	September 26, 2011	Supreme Court of New York, Nassau County
State of Mississippi	January 6, 2012	Chancery Court of the First Judicial District of Hinds County, Mississippi
County of Kalamazoo, Michigan	August 28, 2012	Ninth Judicial Circuit for the County of Kalamazoo
City of Fargo, North Dakota	February 27, 2013	District Court for the County of Cass, North Dakota

*	Indicates purported class action filed on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

**	Indicates court certified class action on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

Procedurally, the cases listed above are at various stages. In seven of these cases, we have obtained summary judgment, and the municipalities are in the process of appealing those decisions (Rome, Georgia; Wake County, North Carolina; Dare County, North Carolina; Buncombe County, North Carolina; Mecklenberg County, North Carolina; Leon County, Florida (state tax), and Leon County, Florida (local tax). We have motions for summary judgment pending in an additional four of these cases (Chicago, Illinois; City of Atlanta; Georgia; City of Gallup, New Mexico; and Hamilton County, Ohio). In the San Antonio case, in November 2011, the online travel companies filed a motion in which they requested that the court amend its findings of fact and conclusions of law to provide that online travel companies' services are not subject to local hotel occupancy tax, as held by the Texas Court of Appeals in City of Houston v. Hotels.com. The trial court recently denied that motion. In the Washington D.C. case, the trial court granted summary judgment in favor of the District on the issue of liability, and the court is now in the process of determining damages. The remaining cases on the list are pending at the trial court level.

The following legal proceedings relating to hotel occupancy taxes we previously reported were concluded since October 1, 2012:

Baltimore City, Maryland: On October 9, 2012, the parties executed a settlement agreement. On October 16, 2012, the parties filed a stipulation of dismissal, with prejudice, ending the case.

Houston, Texas: On October 26, 2012, the Texas Supreme Court denied the City's Petition for Review.

Santa Monica, California: On November 1, 2012, the Court of Appeal of the State of California affirmed the judgment of the Superior Court of Los Angeles County, California which found the OTCs not subject to Santa Monica's ordinance. On January 23, 2013, the California Supreme Court denied review, thereby ending the case.

Kent County, Michigan: On December 4, 2012, the Circuit Court for the Count of Kent, Michigan granted the County's motion to dismiss the complaint with prejudice.

Branson, Missouri: On January 23, 2013, the Missouri Court of Appeals affirmed the dismissal of Branson's complaint. On February 19, 2013, the Court of Appeals denied Branson's petition for rehearing

Audit Related Proceedings Related To Hotel Occupancy (and Related) Taxes

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing authorities have issued assessments that are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the West Virginia Department of Revenue;; Osceola, Florida, and Lake County, Indiana. We dispute that any hotel occupancy or related tax is owed under these ordinances and are challenging the assessments made against us. These assessments range from approximately $20,000 to approximately $58 million, and total approximately $80 million. Some of these assessments, including a $58 million assessment from the Hawaii Department of Taxation, are not based on historical transaction data. On several occasions, where we have received an assessment, we have been required to provide financial security or pay the assessment to the municipality in order to seek judicial review.

Certain assessments made in these audit proceedings are administratively final and subject to judicial review. The following is a description of the lawsuits brought by the Company challenging such final assessments.

Orbitz, LLC v. Broward County, Florida, No. 2009 CA 000126 (Circuit Court of the Second Judicial Circuit, Leon County, Florida): On May 20, 2008, Broward County, Florida issued an estimated assessment of approximately $0.4 million against Orbitz, LLC and $0.08 million against Internetwork Publishing Corp. On November 13, 2008, the County finalized the assessments. On January 12, 2009, Orbitz, LLC and Internetwork Publishing Corp. filed a complaint in the Circuit Court, Second Judicial Circuit, Leon County, Florida, against Broward County and the Florida Department of Revenue asserting that they are not subject to the tourist development tax. On February 2, 2009, the County filed its Answer and Counterclaim. On March 31, 2009, the County issued additional assessments of approximately $0.05 million against Orbitz, LLC and approximately $0.03 million against Internetwork Publishing Corp. On February 28, 2011, the County issued additional assessments of approximately $0.2 million against Orbitz, LLC and approximately $0.04 million against Internetwork Publishing Corp. On February 24, 2010, the Circuit Court granted in part and denied in the OTCs' motion to dismiss the County's Counterclaim dismissing Count II (unjust enrichment), Count III (conversion), and Count IV (permanent injunction). On July 13, 2012, the Circuit Court, Second Judicial Circuit for Leon County, Florida granted partial summary judgment in favor of the OTCs' on their affirmative claims and all of Broward County's Counterclaims. On November 12, 2012, Broward County filed a motion for reconsideration, which was denied on January 11, 2013. On February 4, 2013, Broward County filed a notice of appeal.

Orbitz, LLC v. Indiana Department of Revenue, No. 49T10-0903-TA-00010 (Indiana Tax Court): On May 5, 2008, the Indiana Department of Revenue issued estimated assessments of approximately $0.2 million against Orbitz, LLC. On November 24, 2008, the Department of Revenue confirmed the estimated assessments as its final administrative assessment. On March 3, 2009, Orbitz, LLC filed a petition with the Indian Tax Court seeking to set aside the Department of Revenue's final determination.

Orbitz, LLC v. Miami-Dade, Florida, No. 2009 CA 4977 (Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida): On December 21, 2009, the online travel companies filed a complaint in the Circuit Court, Second Judicial Circuit, Leon County, Florida against Miami-Dade County and the Florida Department of Revenue asserting that they are not subject to the tourist development tax and the convention development tax. On June 2, 2010, the Circuit Court granted the parties motion to stay the action pending final determination of the Monroe County, Florida matter. On February 11, 2011, the Circuit Court granted the parties joint motion to lift the stay and entered the parties' joint stipulation for partial dismissal of claims in accordance with the class action settlement in the Monroe County, Florida matter.

Orbitz, LLC v. Osceola, Florida (Circuit Court of the Second Judicial Circuit, Leon County, Florida): On August 27, 2010, Osceola County, Florida issued estimated assessments against various Orbitz entities. On October 27, 2010, the County denied the Company's appeal and finalized assessments of approximately $1.0 against Orbitz, Inc. and Orbitz, LLC and approximately $0.2 million against Trip Network, Inc. and Internetwork Publishing Corp. On January 24, 2011, the online travel companies filed a complaint in the Circuit Court, Second Judicial Circuit, Leon County, Florida against Osceola County and the Florida Department of Revenue asserting that they are not subject to the tourist development tax.

Orbitz, LLC v. Hawaii Department of Taxation (Hawaii Tax Appeal Court). On December 30, 2010, the State of Hawaii Department of Taxation issued a series of "proposed" assessments for the transient accommodations tax and general excise tax totaling approximately $10.2 million against various Orbitz entities. On January 31, 2011, the Department of Revenue issued its Final Notices of Assessments for those same amounts. On March 1, 2011, the online travel companies filed their Notice of Appeal to the Tax Appeal Court. On May 8, 2012, the Hawaii Department of Taxation issued additional proposed assessments for the period of January 1, 2000 to December 31, 2011 totaling approximately $48.6 million against the Orbitz entities bringing the total amount of assessments to approximately $58.8 million. On October 22, 2012, the Tax Appeal Court orally denied the Department of Taxation's motion for partial summary judgment and granted the online travel companies' motion for partial summary judgment on the transient accommodations tax. On January 11, 2013, the Tax Court of Appeal orally granted in part the Department of Taxation's motion for summary judgment and denied the online travel companies' motion as it relates to application of the general excise tax. On February 8, 2013, the online travel companies filed a motion for reconsideration.

Expedia, Inc. v. City and County of Denver, Colorado, (District Court, Denver Colorado): On February 8, 2012, the City's appointed hearing officer issued his final administrative decision finding the online travel companies are subject to Denver's Lodger's Tax, and approved an assessment against Orbitz in the amount of $0.6 million. On February 13, 2012, the online travel companies filed their notice of intent to appeal the hearing officer's final administrative decision. On March 30, 2012, the City filed a motion to dismiss the first claim for relief of the online travel companies' complaint. On July 26, 2012, the District Court denied the City's motion to dismiss. On October 2, 2012, the online travel companies filed their brief supporting their claim for relief.

In Re Transient Occupancy Tax Cases, Coordination Proceeding No. 4472 (Superior Court of the State of California for the County of Los Angeles).

City of Anaheim

On February 1, 2010, the Superior Court for the County of Los Angeles, California granted defendants' writ of mandate finding the City's ordinance does not impose a transient occupancy tax based on the retail price of hotel rooms rented by or through the defendants and setting aside the Hearing Officer's decision to the contrary. On August 30, 2010, the Court granted the online travel companies' Consolidated Demurrer to the City of Anaheim's First Amended Cross-Complaint. On December 16, 2010, the Court issued a peremptory writ of mandamus remanding the proceedings to the City's hearing officer directing him to withdraw his February 6, 2009 decision ruling that the online travel companies are “operators” of hotels, and thus, liable for transient occupancy tax on the amount each received as payment for its online travel related services. The Court also dismissed with prejudice the City's causes of action for preliminary and permanent injunction, conversion, violation of California Civil Code § 2223, violation of California Civil Code § 2224, imposition of a constructive trust, breach of fiduciary duty, fraudulent concealment, money had and received, and unjust enrichment. On January 24, 2011, the City of Anaheim filed its notice of appeal. On November 1, 2012, the Court of Appeal of the State of California affirmed the judgment of the Superior Court of the County of Los Angeles, on behalf of the online travel companies. On January 23, 2013, the California Supreme Court denied review, thereby ending the case.

City of San Francisco

On March 3, 2010, the City of San Francisco issued a final assessment of approximately $3.2 million for the period of January 1, 2000 to September 30, 2008, including penalties and interest through March 31, 2008, against various Orbitz entities. On March 31, 2010, we paid the final assessment pursuant to the City's "pay to play" requirement. On April 2, 2010, we filed a refund request with the City. On May 14, 2010, the online travel companies filed a Complaint for Tax Refund and Declaratory Relief against the City and County of San Francisco seeking a tax refund and declaratory relief. On December 18, 2012, the City of San Francisco issued supplemental final assessments of approximately $1.4 million against Orbitz LLC, Trip Network, Inc. and Internetwork Publishing Corp. On January 2,

2013, these entities paid this assessment pursuant to the City's “pay to play” requirement. On February 6, 2013, the Superior Court for the County of Los Angeles granted the online travel companies' motion for summary judgment.

City of San Diego

On February 9, 2006, the City of San Diego, California filed an action in Court for the County of San Diego, California against a number of current and former Internet travel companies, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. The complaint alleges, among other things, that the defendants violated the jurisdiction's hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. On July 26, 2007, the court stayed the case pending plaintiff's exhaustion of administrative remedies. On March 19, 2009, the City issued an “Amended Audit Deficiency Invoice” of approximately $1.9 million for taxes, interest and penalties for transient occupancy taxes. On May 28, 2010, a hearing officer appointed by the City approved assessments of approximately $1.4 million, against the Company. On September 6, 2011, the Superior Court for the State of California for Los Angeles County issued a peremptory writ of mandamus remanding the proceedings to the City's hearing officer directing him to withdraw his decision ruling that the online travel companies are not “operators” of hotels, and thus, not liable for transient occupancy tax on the amount each received as payment for its online travel related services. On July 10, 2012, the Court entered judgment on the online travel companies' consolidated writ of mandate and an order for consent judgment in favor of the online travel companies' on the City's Third Amended Complaint. On August 21, 2012, the City filed a notice of appeal.

Los Angeles, California

On December 30, 2004, the City of Los Angeles, California filed an action in the Superior Court, Los Angeles County against a number of defendants, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. The complaint alleges, among other things, that defendants violated the jurisdiction's hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. On July 27, 2007, the court stayed the case pending the City's exhaustion of administrative remedies. On September 9, 2009, the City issued estimated assessments against Orbitz, LLC and Trip Network, Inc. On August 31, 2011, the City issued an estimated assessment of approximately $0.9 million against Internetwork Publishing Corp. (d/b/a Lodging.com). On September 21, 2011, the City's board of review confirmed assessments of approximately $1.8 million against Orbitz, LLC and approximately $0.3 million against Trip Network, Inc. On November 19, 2011, the online travel companies filed a verified petition for writ of mandate seeking to vacate the board of review's final determination. On November 13, 2012, the City's board of review issued its notice of assessment against Internetwork Publishing Corp. (d/b/a Lodging.com) for approximately $0.2 million. On December 10, 2012, Internetwork Publishing Corp. (d/b/a Lodging.com) filed a verified petition for the writ of mandate. On January 17, 2013, the online travel companies and the County filed cross motions for judgment on the writ of mandate.

Other Actions Filed by the Company

New York City Litigation: On December 22, 2009, we and other online travel companies, brought an action in the Supreme Court of the State of New York, New York County against the city of New York Department of Finance and the City of New York. Expedia, Inc. v. City of New York Department of Finance, No. 650761/2009 (Supreme Court, New York County, New York). The complaint asserts two claims for declaratory judgment challenging the constitutionality and legality of the law relating to New York City hotel room occupancy taxes passed on June 29, 2009. On October 22, 2010, the court granted defendants' motion to dismiss. On November 29, 2011, the Supreme Court, Appellate Division, First Department reversed the lower court's decision, finding that the City's tax law exceeded the grant of authority provided by the New York State Enabling Act that was in place at the time New York City passed its law. On April 26, 2012, the Appellate Division of the Supreme Court for the First Judicial Department in the County of New York denied the New York Department of Finance and the City of New York's motion for reargument, or in the alternative, for leave to appeal to the Court of Appeals the November 29, 2011 order. The City appealed this decision and the appeal is currently pending in the New York Court of Appeals, the highest court in New York.

North Carolina Litigation: On February 24, 2011, we and other online travel companies, brought an action in the General Court of Justice, Superior Court Division, Wake County, North Carolina against David Hoyle, Secretary of Revenue of the State of North Carolina, the North Carolina Department of Revenue and Durham County challenging the state of North Carolina's amended sales tax statute that seeks to tax the revenue generated from the services provided by online travel companies. Orbitz LLC v. Hoyle, No. 11 CV 001857 (General Court of Justice, Superior Court Division, Wake County, North Carolina). The complaint assets claims for violation of the Internet Tax Freedom Act, unconstitutional impairment of contracts, violation of the Commerce Clause, violation of state uniformity clause and federal equal protection, and void for vagueness. On April 18, 2011, defendants filed a motion to dismiss.

Portland, Oregon: On February 17, 2012, we and other online travel companies, brought an action in the Circuit Court of the State of Oregon, County of Multnomah, against the City of Portland, Oregon and Multnomah County. Expedia, Inc. et al. v. City of Portland, et al., No. 1202-02223 (Cir. Ct. Oregon, Multnomah County.). The complaint asserts four claims for declaratory judgment challenging the constitutionality and legality of the law relating to the Portland City and Multnomah County's transient lodging taxes and one claim for injunctive relief enjoining enforcement of the taxes against the online travel companies. On March 22, 2012, the court entered a temporary restraining order against the City of Portland, Oregon and Multnomah County, enjoining the enforcement of previously issued assessments. On June 15, 2012, the Court denied the City of Portland, Oregon and Multnomah County's motion to dismiss for failure to exhaust administrative remedies, finding the court had jurisdiction over the matter. On November 30, 2012, the Court granted the online travel companies' motion to dismiss the City of Portland, Oregon and Multnomah County's common law counterclaims, finding that the tax ordinances provided the exclusive remedy for the City of Portland, Oregon and Multnomah County's alleged damage.

Consumer Class Actions

On-Line Travel Company (OTC) Hotel Booking Antitrust Litigation: On August 20, 2012, a putative consumer class action was filed in the United States District Court for the Northern District of California against certain hotel chains and the major online travel companies, including Orbitz. The complaint alleges that the hotel chains and several major online travel companies, including Orbitz, have violated the antitrust and consumer protection laws by entering into agreements in which online travel companies agree not to facilitate the reservation of hotel rooms at prices that are less than what the hotel chain offers on its own website. Following the filing of the initial complaint on August 20, 2012, several dozen additional putative consumer class action complaints have been filed in federal courts across the country. On December 11, 2012, the Judicial Panel on Multidistrict Litigation issued an order consolidating these cases in the United States District Court for the Northern District of Texas.

Debra Miller v. 1-800-Flowers.com et al.: On September 7, 2012, Orbitz was named as a defendant in a putative consumer class action pending in the United States District Court for the District of Connecticut. The complaint alleges the defendants, including Orbitz, violated certain federal and state laws relating to their marketing practices. On December 21, 2012, Orbitz filed a motion to dismiss.

Litigation related to Intellectual Property

Global Sessions L.P. v. Travelocity.com L.P. et al.: In December 2010, Global Sessions filed a suit for patent infringement in the United States District Court for the Eastern District of Texas against 19 defendants, including Orbitz Worldwide LLC, Orbitz Worldwide Inc., Orbitz Inc., Orbitz LLC, and Trip Network, Inc. (“the Orbitz Defendants”). The lawsuit alleges that the defendants infringed U.S. Patent Nos. 6,480,894; 6,076,108; 6,085,220; and 6,360,249. In January 2013, the parties entered into a settlement agreement. On January 16, 2013, the Court issued an Order dismissing with prejudice all claims and counterclaims between Plaintiffs and the Orbitz Defendants.

Pinpoint Inc. v. Groupon et al.:  On August 16, 2011, Pinpoint Inc. filed a patent infringement suit against a group of defendants, including Orbitz, LLC, in the United States District Court for the Northern District of Illinois. Pinpoint alleges that Orbitz, LLC and the other defendants are infringing U.S. Patent Nos. 5,754,938. and 7,853,600. The case was dismissed without prejudice on December 12, 2012 and refiled as a separate case against Orbitz, LLC on that same date. On June 13, 2012, the Court stayed proceedings in the case pending its ruling on related claim construction issues in a separate patent infringement suit brought by Pinpoint against Hotwire.

TQP Development, LLC v. Caterpillar Inc. et al.:  On September 9, 2011, TQP Development, LLC filed a patent infringement suit against Orbitz, LLC and several other defendants in the United States District Court for the Eastern District of Texas. The plaintiff alleges that Orbitz, LLC and the other defendants are infringing U.S. Patent No. 5,412,730.

LVL Patent Group LLC v. Amazon.com, Inc. et al.: On September 15, 2011, LVL Patent Group LLC ("LVL") filed a patent infringement suit in the United States District Court for the District of Delaware against a group of defendants, including Orbitz Worldwide, Inc. The plaintiff alleges that Orbitz Worldwide, Inc. and the other defendants are infringing U.S. Patent No. 8,019,060. On August 16, 2012, the Court granted Defendants' motion for summary judgment that the asserted patent is invalid. LVL (now proceeding as “Cyberfone Systems, LLC”) has appealed the decision.

Unified Messaging Solutions LLC v. Orbitz, LLC: On March 1, 2012, Unified Messaging Solutions LLC (“UMS”) filed a suit for patent infringement against Orbitz, LLC in the United States District Court for Northern District of Illinois alleging infringement of U.S. Patent Nos. 6,857,074; 7,836,141; 7,895,306; 7,895,313; and 7,934,148. On April 23, 2012, UMS filed an Amended Complaint in which it alleged infringement of only one of the five originally asserted patents (U.S. Patent No. 7,934,148).

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

Metasearch Systems, LLC v. Orbitz Worldwide, Inc.: On September 21, 2012, Metasearch Systems, LLC filed a suit for patent infringement against Orbitz Worldwide, Inc. in the United States District Court for the District of Delaware alleging that Orbitz infringes U.S. Patent Nos. 8,239,451; 8,171,079; 8.073,904; 7,490,091; 7,421,468; and 7,277,918. On December 19, 2012, Metasearch filed an Amended Complaint adding allegations of infringement for U.S. Patent No. 8,326,924.

Other Litigation

Trilegiant Corporation v. Orbitz, LLC v. and Trip Network, Inc.: On July 7, 2011, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against Orbitz, LLC and Trip Network, Inc. Trilegiant alleges that the defendants are obligated to make a series of termination payments arising out of a promotion agreement that defendants terminated at the end of 2007. On December 3, 2012, Trilegiant moved to dismiss certain of Orbitz's affirmative defenses. On January 14, 2013, Orbitz moved for summary judgment and filed an opposition to Trilegiant's motion to dismiss.

American Airlines, Inc. v. Travelport Limited et al.: On April 12, 2011, American Airlines, Inc. filed suit against Travelport Limited, Travelport LP, and Orbitz Worldwide, LLC in the United States District Court for the Northern District of Texas. American Airlines alleged that Orbitz, through its Travelport GDS Service Agreement, violated the Sherman Antitrust Act. On June 9, 2011, American Airlines filed a First Amended Complaint, adding Sabre Inc. and affiliated entities to its lawsuit. On November 22, 2011, the court granted Orbitz's motion to dismiss and dismissed all claims against Orbitz. On December 6, 2011, American Airlines filed under seal a second Amended Complaint against Travelport, Sabre, and Orbitz. Against Orbitz, the Second Amended Complaint realleged one claim that was previously dismissed, and added one new claim alleging that Orbitz violated the Sherman Act through communications with other travel agents relating to American's termination of Orbitz's ticketing authority in December 2010. On February 28, 2012, the Court clarified that the original claim that American Airlines realleged in the Second Amended Complaint was dismissed with prejudice. On December 22, 2011, Orbitz moved to dismiss the Second Amended Complaint. On August 7, 2012, the Court denied Orbitz's motion to dismiss. On September 6, 2012, the Court granted the motion of American Airlines, Travelport, and Orbitz to stay all deadlines in the case until December 21, 2012. On January 9, 2013, the Court granted the parties motion to extend the stay until January 15, 2013. On January 30, 2013, Orbitz filed a motion to enforce a settlement agreement that it believes it reached with American Airlines. On February 12, 2013, the court denied Orbitz's motion.

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
Market Information

Our common stock trades on the New York Stock Exchange under the symbol “OWW.” The following table sets forth the high and low sales prices for our common stock for each of the periods presented:

	2012		2011
	High	Low	High	Low
Fourth Quarter	$2.80	$2.07	$4.49	$1.57
Third Quarter	$4.75	$2.33	$3.70	$2.04
Second Quarter	$4.24	$3.00	$3.69	$2.06
First Quarter	$4.15	$2.91	$5.75	$3.25

Holders

As of February 25, 2013, there were approximately 41 holders of record of our common stock. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. Accordingly, the number of beneficial owners of our stock is higher than the number of registered stockholders of record.

Dividends

We did not declare or pay any cash dividends on our common stock during the years ended December 31, 2012 and 2011, and we do not intend to in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors, may require the consent of Travelport and will depend on several factors, including our financial condition, results of operations, capital requirements, restrictions contained in existing and future financing instruments and other factors that our Board of Directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2012 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders
Stock options	2,724,253	$4.98
Restricted stock units	4,560,536
Performance-based restricted stock units	2,062,250
Deferred stock units	1,183,637
Equity compensation plans not approved by security holders	—	—	—
Total	10,530,676		8,111,408

Performance Graph

The following graph shows the total shareholder return through December 31, 2012 of an investment of $100 in cash on December 31, 2007 for our common stock and an investment of $100 in cash on December 31, 2007 for (i) the S&P MidCap 400 Index, (ii) the S&P SmallCap 600 Index and (iii) the Research Data Group (“RDG”) Internet Composite Index.

The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month.

The S&P Smallcap 600 Index was added to the performance graph as the market capitalization of the companies included in the index are more similar to our market capitalization that those companies in the S&P Midcap 400 Index. We intend to use the S&P Smallcap 600 Index in the future and have included the S&P Midcap 400 Index in this year's graph for comparison purposes.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Orbitz Worldwide, Inc., the S&P Midcap 400 Index, the S&P SmallCap 600 Index
and the RDG Internet Composite Index

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except share and per share data)
Statements of Operations Data:
Net revenue	$779	$767	$757	$738	$870
Cost and expenses:
Cost of revenue (a)	148	139	138	128	152
Selling, general and administrative	261	271	244	257	272
Marketing (a)	253	242	233	225	321
Depreciation and amortization	57	60	73	69	66
Impairment of goodwill and intangible assets	321	50	70	332	297
Impairment of property and equipment and other assets	1	—	11	—	—
Total operating expenses	1,041	762	769	1,011	1,108
Operating income/(loss)	(262)	5	(12)	(273)	(238)
Other income/(expense):
Net interest expense	(37)	(41)	(44)	(57)	(63)
Other income	—	1	—	2	—
Total other expense	(37)	(40)	(44)	(55)	(63)
Loss before income taxes	(299)	(35)	(56)	(328)	(301)
Provision/(benefit) for income taxes	3	2	2	9	(2)
Net loss	(302)	$(37)	$(58)	$(337)	$(299)

Net loss per share (b)	$(2.86)	$(0.36)	$(0.58)	$(4.01)	$(3.58)
Weighted-average shares outstanding	105,582,736	104,118,983	101,269,274	84,073,593	83,342,333
Cash dividends declared per common share	$—	$—	$—	$—	$—

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$130	$136	$97	$89	$31
Working capital deficit (c)	(248)	(233)	(234)	(250)	(258)
Total assets	834	1,146	1,217	1,294	1,590
Total long-term debt	415	440	472	598	608
Total shareholders’ equity	(143)	161	190	130	438

(a)
During the first quarter of 2011, we changed the classification of expenses for commissions paid to private label partners (“affiliate commissions”) from cost of revenue to marketing expense in our consolidated statements of operations. Affiliate commissions were reclassified from cost of revenue to marketing expense for the years ended December 31, 2010, 2009 and 2008 in the amount of $16 million, $10 million and $11 million, respectively.

(b)	Net loss per share may not recalculate due to rounding.

(c)	Defined as current assets less current liabilities.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

General

We are a leading global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, and the Away Network in the Americas; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We also own and operate Orbitz for Business, a corporate travel company, and Orbitz Worldwide Distribution group delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.
Industry Trends
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

The worldwide travel industry is a large and dynamic industry that has been characterized by rapid and significant change. The online travel industry continues to benefit from increasing internet usage rates and the growing acceptance of online booking. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2012 the online travel booking penetration rate in the United States was nearly 60% and was over 40% in Europe. Asia Pacific lags behind Europe with an online penetration rate of just under 25%. We expect online penetration rates will continue to grow in the future, which represents a significant growth opportunity for us and our competitors.
The online travel industry is highly competitive and competition has intensified in recent years. Airlines and hotels have increasingly focused on distributing their products through their own websites, and meta-search and travel research sites have gained in popularity. In fact, some of our competitors have recently announced acquisitions or investments in meta-search companies. We have also seen search engines, such as Google, increase their interest in the online travel vertical.
Intense competition in the travel industry has historically led OTCs and travel suppliers to aggressively spend on online marketing. Competition for search engine key words continues to be intense as certain OTCs and travel suppliers increase their marketing spending in this area. Competitive dynamics could cause the cost to acquire traffic to continue to increase.
Over the past few years, fundamentals in the global hotel industry have strengthened. In general, we have seen rising hotel occupancy rates and higher average daily rates for hotel rooms. In addition, we have seen a shift in the business model under which some of our competitors make hotel rooms available to consumers. Our hotel business operates predominantly under the merchant model, however some of our competitors have adopted a retail model, or a model where the traveler can choose to purchase a hotel room under either a retail or merchant model. This could put pressure on historical business models.
Demand in the air travel industry has strengthened over the past few years driven largely by increased corporate travel demand. In addition, airlines continued to maintain discipline around capacity in 2012. Both of these factors resulted in higher airfares. Higher airfares generally put pressure on leisure travel demand, which represents the majority of air bookings through OTCs.

Suppliers continue to look for ways to decrease their overall distribution costs, which could significantly reduce the net revenue OTCs earn from travel and other ancillary travel products. We have encountered, and expect to continue to encounter, pressure on supplier economics as certain supply agreements are renegotiated.

RESULTS OF OPERATIONS

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2012	2011	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Net revenue	$778,796	$766,819	$11,977	2%	$766,819	$757,487	$9,332	1%
Cost and expenses:
Cost of revenue	147,840	139,390	8,450	6%	139,390	138,279	1,111	1%
Selling, general and administrative	260,253	270,617	(10,364)	(4)%	270,617	244,114	26,503	11%
Marketing	252,993	241,670	11,323	5%	241,670	232,757	8,913	4%
Depreciation and amortization	57,046	60,540	(3,494)	(6)%	60,540	72,891	(12,351)	(17)%
Impairment of goodwill and intangible assets	321,172	49,891	271,281	**	49,891	70,151	(20,260)	(29)%
Impairment of property and equipment and other assets	1,417	—	1,417	**	—	11,099	(11,099)	(100)%
Total operating expenses	1,040,721	762,108	278,613	37%	762,108	769,291	(7,183)	(1)%
Operating income/(loss)	(261,925)	4,711	(266,636)	**	4,711	(11,804)	16,515	**
Other income/(expense):
Net interest expense	(36,599)	(40,488)	3,889	(10)%	(40,488)	(44,070)	3,582	(8)%
Other income/(loss)	(41)	551	(592)	**	551	18	533	**
Total other expense	(36,640)	(39,937)	3,297	(8)%	(39,937)	(44,052)	4,115	(9)%
Loss before income taxes	(298,565)	(35,226)	(263,339)	**	(35,226)	(55,856)	20,630	(37)%
Provision for income taxes	3,173	2,051	1,122	55%	2,051	2,381	(330)	(14)%
Net loss	$(301,738)	$(37,277)	$(264,461)	**	$(37,277)	$(58,237)	$20,960	(36)%

** Not meaningful.

Overall Financial Results

In February 2012, we completed a multi-year initiative to bring all of our consumer brands onto a common global technology platform, with the successful migration of the air, car and dynamic packaging paths of Orbitz.com. With this migration project behind us, we have increased our focus on technology innovation and growth. The completion of this migration effort has created opportunities for us to enhance efficiency, site performance and the consumer experience in 2012 and beyond.
During the year ended December 31, 2012, we reported a net loss of $301.7 million, compared with a net loss of $37.3 million in 2011. We recorded a $321.2 million charge for the impairment of goodwill and intangible assets in 2012, compared with a $49.9 million charge in 2011. Our overall results were impacted by certain external factors, including a challenging economic environment in Europe, a stronger U.S. dollar and declining domestic air travel in the OTC channel. These negative factors were partially offset by growth in our distribution channel, particularly in the second half of the year.

Domestically, hotel and vacation package transaction volume grew in 2012. However, air volume declined due primarily to lower U.S. OTC channel volume and changes we made with respect to certain revenue management strategies in September 2011.

Internationally, we continued to see growth in hotel and vacation package transaction volume at ebookers; however, financial performance was affected by unfavorable foreign currency fluctuations and weak macroeconomic conditions in Europe. In addition, HotelClub experienced improving hotel transaction performance in the second half of the year and experienced year-over-year growth in the fourth quarter.

Key Operating Metrics

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the years ended December 31, 2012, 2011 and 2010. Gross bookings, transactions and stayed hotel room nights not only impact our net revenue trends, but these metrics also provide insight to changes in overall travel demand, both industry-wide and on our websites. Air gross bookings are comprised of standalone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2012	2011	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Gross bookings:
Domestic	$8,948,277	$9,097,885	$(149,608)	(2)%	$9,097,885	$9,563,755	$(465,870)	(5)%
International	2,289,201	2,242,633	$46,568	2%	2,242,633	1,806,422	436,211	24%
Total gross bookings	11,237,478	11,340,518	(103,040)	(1)%	11,340,518	11,370,177	(29,659)	—%

Standalone air	7,899,289	8,196,984	(297,695)	(4)%	8,196,984	8,437,063	(240,079)	(3)%
Non-air	3,338,189	3,143,534	194,655	6%	3,143,534	2,933,114	210,420	7%
Total gross bookings	11,237,478	11,340,518	(103,040)	(1)%	11,340,518	11,370,177	(29,659)	—%

Net revenue:
Air	$261,538	$265,167	$(3,629)	(1)%	$265,167	$274,568	$(9,401)	(3)%
Hotel	225,654	209,589	16,065	8%	209,589	203,821	5,768	3%
Vacation package	130,098	120,688	9,410	8%	120,688	115,161	5,527	5%
Advertising and media	58,065	54,599	3,466	6%	54,599	49,353	5,246	11%
Other	103,441	116,776	(13,335)	(11)%	116,776	114,584	2,192	2%
Total net revenue (a)	$778,796	$766,819	$11,977	2%	$766,819	$757,487	$9,332	1%

Net revenue:
Domestic	$562,091	$547,120	$14,971	3%	$547,120	$579,585	$(32,465)	(6)%
International	216,705	219,699	(2,994)	(1)%	219,699	177,902	41,797	23%
Total net revenue (a)	$778,796	$766,819	$11,977	2%	$766,819	$757,487	$9,332	1%

Transaction and hotel room night growth/(decline):
Booked transactions	(3)%	(8)%
Stayed hotel room nights	3%	(1)%

(a)
For the years ended December 31, 2012, 2011 and 2010, $112.8 million, $122.8 million and $127.2 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Gross Bookings

The decrease in domestic gross bookings for the year ended December 31, 2012 was driven primarily by lower air transaction volume, partially offset by higher air fares and higher vacation package and hotel volume. The increase in international gross bookings for the year ended December 31, 2012 was due primarily to higher vacation package and hotel volume.

For the year ended December 31, 2011 compared with the year ended December 31, 2010, the decrease in domestic gross bookings was due to lower air transaction volume, partially offset by higher air fares. International gross bookings increased due to higher air and vacation package transaction volume, partially offset by lower hotel volume at HotelClub.

Net Revenue

Net revenue increased $12.0 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Excluding unfavorable foreign exchange fluctuations, revenue increased by $21.8 million in 2012 compared with 2011.

Air.  Net revenue from air bookings decreased $3.6 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, net revenue from air bookings increased $0.6 million for the year ended December 31, 2012 as compared with the prior year.

Domestic air net revenue decreased $1.1 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. The decrease was due primarily to lower transaction volume and the absence in 2012 of the incremental incentive revenue earned per segment processed through Travelport GDSs from December 22, 2010 through June 1, 2011. The lower domestic transaction volume for the year ended December 31, 2012 was driven primarily by lower U.S. OTC channel volume and changes we made with respect to certain revenue management strategies. The lower volume was partially offset by higher net revenue per airline ticket, primarily resulting from these revenue management strategies, and the recognition of $2.6 million due to a reduction in our unfavorable contract liability resulting from the negotiation of a new agreement with one of our airline suppliers (see Note 8 - Unfavorable Contracts of the Notes to Consolidated Financial Statements). International air net revenue decreased by $2.5 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, international air net revenue increased $1.7 million. The increase in international air net revenue was due primarily to higher transaction volume.

Net revenue from air bookings decreased $9.4 million, or 3%, for the year ended December 31, 2011 compared with the same period in 2010. Excluding the impact of foreign currency fluctuations, net revenue from air bookings decreased $14.7 million. Domestically, air net revenue decreased $20.3 million for the year ended December 31, 2011 compared with the same period in 2010, driven by a $27.2 million decrease due to lower transaction volume. In addition, the termination of the Charter Associate Agreement between American Airlines and us effective December 21, 2010 resulted in the recognition of $5.6 million in revenue in the fourth quarter of 2010 (see Note 8 - Unfavorable Contracts of the Notes to Consolidated Financial Statements). These decreases were partially offset by a $12.5 million increase due to higher average net revenue per airline ticket. The lower domestic transaction volume was primarily driven by a decline in transactions for our domestic leisure brands due to actions taken by certain airlines to limit the forward distribution of their fares on meta-search sites such as Kayak, higher air fares, a fare structure change implemented by a major airline and, to a lesser extent, due to American Airlines content not being offered on Orbitz.com and Orbitz for Business websites from December 22, 2010 through June 1, 2011. We were able to replace much of the American Airlines ticket volume through substitution for other airlines offered on our websites. The higher average net revenue per airline ticket was due to a shift in supplier mix towards airlines from which we earn higher commissions, including those with variable commission structures, and also reflects an increase in the incentive revenue earned per segment processed through Travelport GDSs from December 22, 2010 through June 1, 2011 (see “Letter Agreement” section of Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements). Internationally, air net revenue increased $10.9 million for the year ended December 31, 2011 compared with the same period in 2010. Excluding the impact of foreign currency fluctuations, international air net revenue increased $5.6 million. This increase was primarily due to higher transaction volume, which was driven in part by marketing efforts at ebookers.

Hotel.  Net revenue from hotel bookings increased $16.1 million or 8% for the year ended December 31, 2012 compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $17.5 million for the year ended December 31, 2012. Domestic hotel net revenue increased $18.4 million as compared with the prior year. The increase was due primarily to higher volume and higher net revenue per room night. International hotel net revenue decreased $2.3 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, international hotel net revenue decreased $0.9 million. The decrease was due to lower stayed room nights at HotelClub, partially offset by growth in stayed room nights at ebookers and higher net revenue per room night.

Net revenue from hotel bookings increased $5.8 million or 3% for the year ended December 31, 2011 compared with same period in 2010. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings decreased $1.4 million. Domestic hotel net revenue increased $1.7 million primarily due to higher ADRs, partially offset by lower transaction volume. International hotel net revenue increased $4.1 million. Excluding the impact of foreign currency fluctuations, international hotel net revenue decreased $3.1 million. The decrease was due primarily to lower transaction volume for HotelClub and lower breakage at ebookers. These decreases were partially offset by higher transaction volume for ebookers, which was driven by the benefits of the global platform, including user-interface improvements and mobile capabilities, as well as a return on its strategic marketing investments, and by an increase in ADRs.

Vacation package.  For the year ended December 31, 2012 net revenue from vacation package bookings increased $9.4 million or 8% as compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings increased $11.4 million for the year ended December 31, 2012, as compared with the year ended December 31, 2011. Domestic vacation package net revenue increased $4.3 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011, driven primarily by higher transaction volume, partially offset by a shift in package mix to lower margin packages. International vacation package net revenue increased $5.1 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, international vacation package net revenue increased $7.1 million. The increase was due to higher net revenue per package and higher transaction volume.

Net revenue from vacation package bookings increased $5.5 million or 5% for the year ended December 31, 2011 compared with the same period in 2010. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings increased $3.6 million. Domestic vacation package net revenue decreased by $11.5 million driven primarily by lower transaction volume resulting in part from higher average air fares and higher ADRs. International vacation package net revenue increased $17.0 million. Excluding the impact of foreign currency fluctuations, international vacation package net revenue increased $15.1 million. The increase was due to higher transaction volume for ebookers driven by new product offerings and marketing efforts, particularly related to beach destinations.

Advertising and media.  Advertising and media net revenue increased $3.5 million or 6% for the year ended December 31, 2012 compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, advertising and media net revenue increased $3.8 million. The increase was driven by higher display advertising.

Advertising and media net revenue increased $5.2 million or 11% for the year ended December 31, 2011 compared with the same period in 2010. Excluding the impact of foreign currency fluctuations, advertising and media net revenue increased $4.9 million. The increase was primarily driven by higher display advertising, partially offset by a decline in net revenue from membership discount programs that we discontinued on our domestic leisure websites effective March 31, 2010.

Other.  Other net revenue is comprised primarily of net revenue from travel insurance, car bookings, cruise bookings, and destination services. Other net revenue decreased $13.3 million or 11% for the year ended December 31, 2012 compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, other net revenue decreased $11.5 million. The decrease was driven by lower insurance net revenue due primarily to a new Department of Transportation regulation that went into effect in January 2012 that no longer allows travel insurance options to be pre-selected, which reduced the attachment rate for insurance products. A decrease in destination services net revenue due to lower volume; and lower hosting net revenue due to the termination of an airline hosting agreement in July 2011 also contributed to the other net revenue decrease.

Other net revenue increased $2.2 million or 2% for the year ended December 31, 2011 compared with the same period in 2010. Excluding the impact of foreign currency fluctuations, other net revenue was flat year-over-year. Higher car net revenue and travel insurance net revenue was largely offset by lower hosting net revenue. Car net revenue increased mainly due to higher breakage revenue at ebookers, while travel insurance revenue increased primarily due to higher air fares and attachment rates and the shift to a new travel insurance provider at ebookers, which resulted in higher economics and an improved product offering. The increase in travel insurance revenue was partially offset by a change in estimate related to the timing of our recognition of this revenue in the first quarter of 2010, which resulted in 13 months of revenue recognized in 2010 compared with 12 months in 2011. Prior to 2010, we had recorded travel insurance revenue one month in arrears, upon receipt of payment, as we did not have sufficient reporting from our travel insurance supplier to conclude that the price was fixed or determinable prior to that time. In the first quarter of 2010, however, our travel insurance supplier implemented timelier reporting and, as a result, we were able to recognize travel insurance revenue on an accrual basis rather than one month in arrears. Hosting net revenue decreased primarily due to the full year impact of the termination of one of our airline hosting agreements in 2010 and the termination of our remaining airline hosting agreement effective July 30, 2011.

Costs and Expenses

Cost of Revenue

Our cost of revenue is comprised of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2012	2011	$	%	2011	2010	$	%
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$58,316	$53,812	$4,504	8%	$53,812	$56,102	$(2,290)	(4)%
Credit card processing fees	47,946	46,519	1,427	3%	46,519	44,163	2,356	5%
Other	41,578	39,059	2,519	6%	39,059	38,014	1,045	3%
Total cost of revenue	$147,840	$139,390	$8,450	6%	$139,390	$138,279	$1,111	1%

Cost of revenue increased $8.5 million (a $10.2 million increase excluding the impact of foreign currency fluctuations) for the year ended December 31, 2012 compared with the year ended December 31, 2011, due primarily to a $4.5 million increase in customer service costs largely driven by the growth in our private label distribution channel, a $1.4 million increase in credit card processing fees due primarily to the volume growth at ebookers, a $0.8 million increase in connectivity and processing costs, a $0.5 million increase in customer refunds and charge-backs, and an increase in hotel occupancy taxes.

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

In 2011, customer refunds, charge-backs and credit card processing fees increased from the prior year due primarily to higher volume at ebookers. In addition, customer service costs decreased primarily due to higher customer service staffing levels required as a result of the travel disruptions caused by the volcano eruption in Iceland in April 2010. Ticketing and connectivity and processing costs decreased primarily due to lower domestic transaction volume, and the decrease in hosting costs resulting from the termination of our airline hosting agreements in 2010 and 2011.

Selling, General and Administrative

Our selling, general and administrative expense is comprised of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include professional fees, foreign currency transaction and hedging and other administrative costs.

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2012	2011	$	%	2011	2010	$	%
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$142,531	$152,887	$(10,356)	(7)%	$152,887	$146,754	$6,133	4%
Contract labor (a)	26,329	27,002	(673)	(2)%	27,002	20,245	6,757	33%
Network communications, systems maintenance and equipment	28,619	25,760	2,859	11%	25,760	25,051	709	3%
Other	62,774	64,968	(2,194)	(3)%	64,968	52,064	12,904	25%
Total selling, general, and administrative	$260,253	$270,617	$(10,364)	(4)%	$270,617	$244,114	$26,503	11%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense decreased $10.4 million ($8.2 million excluding the impact of foreign currency fluctuations) for the year ended December 31, 2012 compared with the year ended December 31, 2011. The decrease in expense was primarily driven by a $10.4 million decrease in wages and benefits, a $1.4 million decrease in facilities expense, a $1.3 million decrease in travel expense, a $0.7 million decrease in foreign currency losses and hedging costs and a $0.7 million decrease in contract labor costs, partially offset by a $2.0 million increase in network communications costs, a $1.0 million increase in professional fees, and a $0.9 million increase in systems maintenance and equipment costs. Wages and benefits and contract labor costs decreased due to the annualized impact of the centralization of our finance function in Europe in 2011, cost savings achieved from the migration of HotelClub to the global platform and lower incentive compensation. The increase in professional fees was due primarily to higher legal costs, primarily related to hotel occupancy tax and patent infringement cases, partially offset by a $5.0 million insurance reimbursement received in 2012 for hotel occupancy tax litigation cases compared with a reimbursement of $2.5 million received in 2011.

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

Marketing expense increased $11.3 million ($15.1 million excluding the impact of foreign currency fluctuations) for the year ended December 31, 2012 compared with the year ended December 31, 2011 due primarily to higher global online marketing spending as well as growth in our private label distribution channel, offset partially by a decline in offline marketing.

Marketing expense increased $8.9 million ($1.8 million excluding the impact of foreign currency fluctuations) for the year ended December 31, 2011 compared with the same period in 2010. These increases were primarily due to higher marketing spending at ebookers and continued growth in our private label channel, partially offset by lower marketing spending for our domestic leisure brands.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.5 million on both a reported and constant currency basis, for the year ended December 31, 2012 compared with the year ended December 31, 2011. The decrease in depreciation and amortization expense was due primarily to certain fixed and other assets that became fully depreciated and amortized in 2011.

Depreciation and amortization expense decreased $12.4 million for the year ended December 31, 2011 compared with the same period in 2010. Excluding the impact of foreign currency fluctuations, depreciation and amortization decreased $13.2 million. The decrease was primarily due to lower amortization related to the expiration of the useful lives of certain customer relationship intangible assets during the third quarter of 2010, as well as certain other assets that became fully depreciated in 2010 or in the first half of 2011.

Impairment

For the year ended December 31, 2012, in connection with our annual impairment test for goodwill and intangible assets, and as a result of lower than expected performance and a decline in expected future cash flows for the Americas reporting unit, we recorded a non-cash impairment charge of $321.2 million, of which $301.9 million related to goodwill, $17.6 million related to trademarks and trade names associated with Orbitz and CheapTickets and $1.6 million related to finite-lived intangible assets. (See Note 4 - Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements). As of December 31, 2012, the remaining balance of goodwill and other intangible assets totaled $437.0 million.

In addition, we reduced the unfavorable contract liability by $1.2 million due to the negotiation of a new agreement with one of our airline suppliers, resulting in the termination of the former agreement with this airline. The $1.2 million reduction in the liability was comprised of a $2.6 million non-cash increase to net revenue (see Air Net Revenue discussion above) and a $1.4 million non-cash charge related to the in-kind marketing and promotional support that we expected to receive under the old agreement (see Note 8 - Unfavorable Contracts of the Notes to Consolidated Financial Statements).

During the year ended December 31, 2011, in connection with our annual impairment test for goodwill and intangible assets, and as a result of lower than expected performance and future cash flows for Orbitz and HotelClub, we recorded a non-cash impairment charge of $49.9 million, of which $29.8 million related to the goodwill of HotelClub and $20.1 million related to the trademarks and trade names associated with HotelClub and Orbitz (See Note 4 - Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements).

Net Interest Expense

Net interest expense decreased $3.9 million for the year ended December 31, 2012 compared with the year ended December 31, 2011. The decrease in net interest expense was due primarily to lower effective interest rates on the Term Loan (including related interest rate hedges) and, to a lesser extent, lower average debt outstanding during 2012, partially offset by higher letter of credit fees. The decrease was also driven by lower non-cash interest expense related to the tax sharing liability.

Net interest expense decreased $3.6 million or 8% for the year ended December 31, 2011 compared with the same period in 2010, primarily due to a lower effective interest rate on the term loan (including related interest rate hedges) and lower average debt outstanding during 2011.

Provision for Income Taxes

We recorded a tax provision of $3.2 million, $2.1 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The tax provisions were due primarily to taxes on the income of certain European-based subsidiaries and U.S. state and local income taxes. The increase of $0.9 million in tax expense for the year ended December 31, 2012 compared with the prior year was due to an increase in pretax earnings in certain foreign jurisdictions. The decrease in tax expense of $0.3 million for the year ended December 31, 2011 as compared with 2010 was driven by a decrease in taxable income in certain foreign jurisdictions and a decrease in the related average tax rate.

As of December 31, 2012, the valuation allowance for our deferred tax assets was $296.8 million, of which $183.8 million relates to U.S. jurisdictions. We have maintained full valuation allowances in all jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

The tax provisions recorded for the years ended December 31, 2012, 2011 and 2010 were disproportionate to the amount of pre-tax net loss incurred during each respective period primarily because we were not able to realize any tax benefits on the goodwill and trademark and trade names impairment charges. The provision for income taxes only includes the tax effect of the net income or net loss of certain foreign subsidiaries that had not established a valuation allowance and U.S. state and local income taxes.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book leisure travel rather than business travel. Gross bookings for leisure travel are generally highest in the first half of the year as customers plan and book their spring and summer vacations. Cash is received upon booking for the majority of transactions booked on our websites, and net revenue for non-standalone air transactions is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third quarters. Our seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the growth of our international operations or a change in our product mix.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations and our cash and cash equivalents. We also have availability under the senior secured credit agreement, which includes a $72.5 million revolving credit facility, which terminates in July 2013 (the “Revolver”). See Note 6 - Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements. At December 31, 2012 and 2011, our cash and cash equivalents balances were $130.3 million and $136.2 million, respectively. The amount of letters of credit issued under the Revolver reduces the amount available for borrowings. Due to the letters of credit issued under the Revolver, we had $61.3 million and $61.7 million of availability at December 31, 2012 and 2011, respectively. Total available liquidity from cash and cash equivalents and the Revolver was $191.6 million and $197.9 million at December 31, 2012 and 2011, respectively.

We require letters of credit to support certain supplier and commercial agreements, lease obligations and non-U.S. regulatory and governmental regulations. At December 31, 2012 and 2011, we had $96.5 million and $85.0 million of outstanding letters of credit. The majority of these letters of credit have been issued by Travelport on our behalf. For further details on our letters of credit, see Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

In September 2012, we entered into a new $25 million multi-currency letter of credit facility. This facility requires cash to be held in a collateral account as letters of credit are issued. At December 31, 2012 we had $12.8 million of outstanding letters of credit issued under this facility and $13.3 million held as collateral which reduced our liquidity.

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

As of December 31, 2012, we had a working capital deficit of $247.7 million compared with a deficit of $233.0 million as of December 31, 2011. The increased deficit in 2012 was largely due to higher accounts receivable, lower accounts payable, and higher restricted cash, partially offset by higher merchant payables. Over time, we expect to reduce this deficit through growth in our business, in particular our global hotel business.

We generated positive cash flow from operations for the years ended December 31, 2008 through December 31, 2012 despite experiencing net losses in these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures and meet our other cash operating needs. For the year ending December 31, 2013, we expect our capital expenditures to be between $40 million and $45 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

With respect to both our short- and long-term liquidity needs, we currently believe that cash flow generated from operations, cash on hand, and borrowing availability under the Revolver through its maturity in July 2013 will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations into 2014. In the future, if we require more liquidity than is available to us from our available cash and under the Revolver, if we are unable to refinance or extend the Revolver beyond its July 2013 maturity date, or if we are unable to refinance or repay the Term Loan by its July 2014 maturity date, we may need to raise additional funds through the disposition of assets or through debt and/or equity offerings. The issuance of equity could be materially dilutive to existing stockholders. We cannot provide assurance that we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all. See Item 1A - Risk Factors: "Our business is dependent on our liquidity and our ability to access funding"

Our liquidity could be negatively impacted in the future if any of the following events occur:

•
Travelport is no longer obligated or able to issue letters of credit on our behalf, which would require us to issue these letters of credit under the Revolver or our $25.0 million letter of credit facility or to establish cash reserves/collateral, which would reduce our liquidity and cash available to grow our business;

•	termination of a major airline's participation on our websites or a change in their distribution strategy;

•	decline in merchant gross bookings resulting from changes in our business model;

•
changes to payment terms or other requirements imposed by vendors, suppliers or regulatory agencies, such as requiring us to provide letters of credit, cash reserves, or other forms of financial security or increases in such requirements;

•	lower than anticipated operating cash flows;

•
other unanticipated events, such as unfavorable outcomes in our legal proceedings, including in the case of hotel occupancy tax proceedings certain jurisdictions' requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Beginning cash and cash equivalents	$136,171	$97,222	$88,656
Cash provided by/(used in):
Operating activities	107,059	117,846	98,609
Investing activities	(63,838)	(47,530)	(40,142)
Financing activities	(50,001)	(30,511)	(49,075)
Effect of changes in exchange rates on cash and cash equivalents	871	(856)	(826)
Net increase in cash and cash equivalents	(5,909)	38,949	8,566
Ending cash and cash equivalents	$130,262	$136,171	$97,222

Operating Activities

Cash provided by operating activities consists of our net loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred income, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $107.1 million for the year ended December 31, 2012 compared with $117.8 million for the year ended December 31, 2011. The decrease in cash flow from operations was primarily due to the timing of cash receipts and payments, primarily lower accounts payable, higher accounts receivable, including amounts due from Travelport, partially offset by higher merchant payables.

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

Investing Activities

Cash flow used in investing activities increased to $63.8 million for the year ended December 31, 2012 from $47.5 million for the year ended December 31, 2011. This increase in the year ended December 31, 2012 as compared with 2011 was due primarily to establishing higher restricted cash balances due to requirements under the new letter of credit facility.

Cash flow used in investing activities increased to $47.5 million for the year ended December 31, 2011 from $40.1 million for the year ended December 31, 2010. This increase was due to higher capital spending of $4.0 million to support our strategic initiatives, including investments in our global platform and private label distribution infrastructure, and an increase in restricted cash balances.

Financing Activities

Cash flow used in financing activities increased to $50.0 million for the year ended December 31, 2012 from $30.5 million for the year ended December 31, 2011. The increase was due to a higher excess cash flow payment made on the Term Loan and higher payments on the tax sharing liability during the year ended December 31, 2012 as compared with the prior-year period.

Cash flow used in financing activities decreased to $30.5 million for the year ended December 31, 2011 from $49.1 million for the year ended December 31, 2010. In 2010, we received cash proceeds, net of issuance costs, from the purchase of shares of our common stock by Travelport, and we repaid borrowings made under the Revolver, and repaid and also extinguished amounts under the term loan. No similar proceeds were received nor were any debt extinguishments or repayments made under the Revolver in 2011 other than the required payment on the term loan in an amount similar to that in 2010. The decrease in cash used in financing activities was also due to lower payments on the tax sharing liability in the current year as compared with the prior year.

Financing Arrangements

On July 25, 2007, we entered into a $685.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a seven-year $600.0 million term loan facility (the “Term Loan”) and a six-year $85.0 million revolving credit facility, which was effectively reduced to the $72.5 million Revolver. The Term Loan and the Revolver bear interest at variable rates, at our option, of LIBOR or an alternative base rate plus a margin. At December 31, 2012 and 2011, $440.0 million and $472.2 million of borrowings were outstanding on the Term Loan, respectively. At December 31, 2012 and 2011, there were no outstanding borrowings under the Revolver. In addition, at December 31, 2012 and 2011, there were the equivalent of $11.2 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively, the majority of which were denominated in multiple currencies. The amount of letters of credit issued under the Revolver reduces the amount available to us for borrowings.
On June 2, 2009, we entered into an amendment (the “Amendment”) to our Credit Agreement, which permitted us to purchase portions of the outstanding Term Loan on a non-pro rata basis using cash up to $10.0 million and future cash proceeds from equity issuances and in exchange for equity interests on or prior to June 2, 2010. The portions of the Term Loan purchased by us were retired pursuant to the terms of the Amendment. During the year ended December 31, 2010 we purchased aggregate principal amounts of the Term Loan totaling $63.6 million.

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

The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not exceed a maximum total leverage ratio, each as defined in the Credit Agreement. We are required to maintain a minimum fixed charge coverage ratio of 1 to 1 and not exceed a maximum total leverage ratio of 3.0 to 1 for the remainder of the Credit Agreement. As of December 31, 2012, we were in compliance with all covenants and conditions of the Credit Agreement and expect to be in compliance for the foreseeable future.

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2011, we made a $32.2 million prepayment on the Term Loan in the first quarter of 2012. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term. Based on our excess cash flow for the year ended December 31, 2012, we are required to make a $24.7 million prepayment in the first quarter of 2013. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2013 is not reasonably estimable as of December 31, 2012. The non-current balance of $415.3 million is required to be paid in 2014 as part of the prepayment from excess cash flow or as the final installment due in July 2014.

When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, entered into in connection with the IPO, we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. At December 31, 2012 and 2011, there were $72.5 million and $74.2 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock. Travelport charges us fees for issuing, renewing or extending letters of credit on our behalf. The expenses related to these fees are included in interest expense in our consolidated statements of operations.

During 2012, we secured a new multi-currency letter of credit facility (the “Facility”) that terminates in September 2015. The Facility provides for the issuance of letters of credit of up to $25.0 million. The Facility requires cash to be held in a collateral account in an unrestricted subsidiary equal to 1.03 times the outstanding letters of credit amount plus fees. As of December 31, 2012, we had $12.8 million of outstanding letters of credit issued under the Facility, which were denominated in multiple currencies.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Term Loan (a)	$24,708	$415,322	$—	$—	$—	$—	$440,030
Interest (b)	13,419	7,609	—	—	—	—	21,028
Contract exit costs (c)	11,246	647	278	63	—	—	12,234
Operating leases	7,045	5,843	3,431	3,112	2,936	14,896	37,263
Travelport GDS contract (d)	34,762	20,000	—	—	—	—	54,762
Tax sharing liability (e)	15,953	11,007	12,983	17,851	36,417	29,714	123,925
Other service and licensing contracts	11,996	9,657	—	—	—	—	21,653
Total contractual obligations (f)	$119,129	$470,085	$16,692	$21,026	$39,353	$44,610	$710,895

(a)
The amounts shown in the table above represent future payments under the Term Loan (see Note 6 - Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements). Based on our cash flow for the year ended December 31, 2012, we are required to make a prepayment on the Term Loan of $24.7 million in the first quarter of 2013. The non-current balance of $415.3 million is obligated to be paid in 2014 as part of the prepayment from excess cash flow or as the final installment due in July 2014.

(b)	Represents estimated interest payments on the variable portion of the Term Loan based on the one-month LIBOR as of December 31, 2012 and fixed interest payments under interest rate swaps.

(c)	Represents disputed costs due to the early termination of an agreement.

(d)
The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each segment that is processed through the the “Travelport GDSs”. This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 31.4 million segments during the year ended December 31, 2012, 16.0 million segments through Worldspan and 15.4 million segments through Galileo. The required number of segments processed annually for Worldspan is fixed at 16.0 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed by our domestic brands in the preceding year. We are required to process approximately 11.8 million segments through Galileo during the year ending December 31, 2013. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. We are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDS. Historically, we have met the minimum segment requirement for our domestic brands. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan during the remainder of the contract term and shortfall payments required if we do not process any segments through Galileo during the year ending December 31, 2013. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict shortfall payments that may be required beyond 2013. However, we do not expect to make any shortfall payments for our domestic brands in the foreseeable future.

The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2011 and December 31, 2010, and as a result, we were required to make shortfall payments of $0.4 million to Travelport related to each of these years. There was not a shortfall for the year ended December 31, 2012. Because the required number of segments to be processed through the Travelport GDSs is dependent on the actual segments processed by ebookers in certain countries in a given year, we are unable to predict shortfall payments that may be required in future years. As a result, the table above excludes any shortfall payments that may be required related to our ebookers brands. If we meet the minimum number of segments, we are not required to make shortfall payments to Travelport (see Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements).

(e)	Represents payments in connection with the tax sharing agreement with the Founding Airlines (see Note 7 - Tax Sharing Liability of the Notes to Consolidated Financial Statements).

(f)	Excluded from the above table are $4.1 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

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

We believe that the estimates and assumptions used when preparing our consolidated financial statements were the most appropriate at that time. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We have discussed these estimates with our Audit Committee of the Board of Directors.

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

In 2012, we recorded a $1.4 million non-cash charge due to the negotiation of a new agreement with one of our airline suppliers, which resulted in the termination of the former agreement with this airline. The $1.2 million net reduction in the liability of this agreement was comprised of a $2.6 million non-cash increase to net revenue and a $1.4 million non-cash charge related to the in-kind marketing and promotional support that we expected to receive under the former agreement. The impairment charge was included in the impairment of property and equipment and other assets line item in our consolidated statements of operations.

In 2012, we recorded a non-cash impairment charge of $1.6 million related to finite-lived intangible assets. This charge was included in impairment of goodwill and intangible assets in our consolidated statements of operations. The remaining finite-lived intangible asset balance following this charge is not material.

Goodwill and Indefinite-Lived Intangible Assets

We assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. We perform our annual impairment testing of goodwill and other indefinite-lived intangible assets as of December 31.

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

During the year ended December 31, 2012, we performed our annual impairment test of goodwill and trademarks and trade names as of December 31, 2012. We used the income approach to estimate the fair value of all reporting units and used the market approach to corroborate this estimate. We considered the market approach from a reasonableness standpoint by comparing the multiples of guideline companies with the implied multiples from the income approach, but primarily relied upon our observed market capitalization to assess reasonableness of the income approach conclusions. We used an income valuation approach to estimate the fair value of the relevant trademarks and trade names for each of our reporting units.

We determined that the carrying value of the Americas reporting unit exceeded its fair value and additional procedures were required to determine the fair value of its other assets, including property and equipment and trademarks. The ebookers and HotelClub reporting units do not have any recorded goodwill at December 31, 2012. We determined that the carrying value of our Orbitz and CheapTickets trademarks exceeded their respective fair values. The estimated fair value of our ebookers and HotelClub trademarks each exceeded their respective carrying values.

In connection with our annual impairment test and as a result of lower performance and anticipated future cash flows for the Americas reporting unit, we recorded a non-cash impairment charge of $319.5 million, of which $301.9 million related to goodwill and $17.6 million related to trademarks and trade names. These charges were included in impairment of goodwill and intangible assets line item in our consolidated statements of operations. Prior to the annual impairment test as of December 31, 2012, there were no events or circumstances during the year that constituted an indicator of impairment based on management's review of potential indicators. An important consideration in the annual impairment test is an estimate of our future cash flows. During the fourth quarter of 2012, we modified our financial forecasts due in part to expected changes in growth and certain supplier economics which indicated a decrease in the anticipated future cash flows compared with previous forecasts.

For sensitivity purposes, we considered the impact of each of the following scenarios on the estimated fair value of the Orbitz trademark: if estimated future revenues were reduced by 10%; if the terminal growth rate was decreased by 100 basis points; if the assumed royalty rate was decreased by 50 basis points; or if the discount rate was increased by 100 basis points. Based on our analysis, a change of varying amounts in each assumption, assuming all other assumptions and estimates remain constant, would have resulted in an additional impairment charge of up to $8.8 million for the Orbitz trademark. In addition, if the assumed discount rate was increased by 100 basis points, it would have resulted in an additional goodwill impairment charge of $14.3 million. As a result, if actual results and/or the underlying assumptions differ from our expectations, a future impairment charge may be necessary. Since the carrying value of the CheapTickets, ebookers and HotelClub trademark and trade names are not significant, no sensitivity analysis was performed for these intangibles.

Occupancy Taxes

We are involved in a number of lawsuits brought by states, cities and counties over issues involving the payment of hotel occupancy or similar taxes. We do not believe that we are liable for these taxes, generally imposed on entities that own, operate or control hotels or provide hotel rooms or similar accommodations. We accrue for potential losses in those circumstances that we believe a loss is probable and for which we are able to develop a reasonable estimate of any such loss. The ultimate resolution of these lawsuits or contingencies may differ substantially from our estimates.

Income Taxes

Our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the combined federal and state effective tax rates that are applicable to us in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Increases to the valuation allowance are recorded as increases to the provision for income taxes. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income, as well as the consideration of other factors. We currently have a valuation allowance for our deferred tax assets of $296.8 million, of which $183.8 million relates to U.S. jurisdictions. As of December 31, 2012, we maintained full valuation allowances in all jurisdictions that had previously established a valuation allowance. On a quarterly basis, we assess the level of valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations. Due to expected continued improvement in the U.S. operations, management believes a possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed.

Tax Sharing Liability

We have a liability included in our consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines (see Note 7 - Tax Sharing Liability of the Notes to Consolidated Financial Statements for further details). We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in the amount of payments and tax rates that could materially affect the present value of the tax sharing liability.

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

Internal Use Software

We capitalize the costs of software developed for internal use. Capitalization commences when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Amortization commences when the software is placed into service. The determination of costs to be capitalized and the useful life of the software require us to make estimates and judgments.

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

Transaction Exposure

We use foreign currency contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound sterling, Euro, Swiss franc and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by us do not qualify for hedge accounting treatment and, as a result, any fluctuations in the value of these foreign currency contracts are recognized in selling, general and administrative expense in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. At December 31, 2012 and 2011, we had foreign currency contracts with net notional values equivalent to $320.6 million and $256.1 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated balance sheets at December 31, 2012 and 2011 was a net translation gain/(loss) of $(4.8) million and $2.4 million, respectively. This gain/(loss) is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

The Term Loan and the Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $100.0 million at December 31, 2012 to hedge fluctuations in LIBOR (see Note 12 - Derivative Financial Instruments of the Notes to Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used December 31, 2012 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $7.6 million at December 31, 2012 compared with $6.2 million at December 31, 2011. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous. The effect of a hypothetical 10% adverse change in market rates of interest on interest expense would be $0.1 million at both December 31, 2012 and December 31, 2011, respectively, which represents the effect on annual interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orbitz Worldwide, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Orbitz Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders' equity/(deficit) for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orbitz Worldwide, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 5, 2013

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2012	2011	2010
Net revenue	$778,796	$766,819	$757,487
Cost and expenses:
Cost of revenue	147,840	139,390	138,279
Selling, general and administrative	260,253	270,617	244,114
Marketing	252,993	241,670	232,757
Depreciation and amortization	57,046	60,540	72,891
Impairment of goodwill and intangible assets	321,172	49,891	70,151
Impairment of property and equipment and other assets	1,417	—	11,099
Total operating expenses	1,040,721	762,108	769,291
Operating income/(loss)	(261,925)	4,711	(11,804)
Other income/(expense):
Net interest expense	(36,599)	(40,488)	(44,070)
Other income/(expense)	(41)	551	18
Total other expense	(36,640)	(39,937)	(44,052)
Loss before income taxes	(298,565)	(35,226)	(55,856)
Provision for income taxes	3,173	2,051	2,381
Net loss	$(301,738)	$(37,277)	$(58,237)

Net loss per share - basic and diluted:
Net loss per share	$(2.86)	$(0.36)	$(0.58)
Weighted-average shares outstanding	105,582,736	104,118,983	101,269,274

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(301,738)	$(37,277)	$(58,237)
Other comprehensive income/(loss) (a):
Currency translation adjustment	(7,147)	(1,273)	7,197
Unrealized gain on floating to fixed interest rate swaps	311	2,329	2,419
Other comprehensive income/(loss)	(6,836)	1,056	9,616
Comprehensive loss	$(308,574)	$(36,221)	$(48,621)

(a)	There was no income tax impact to other comprehensive income/(loss) for the years ended December 31, 2012, 2011 and 2010.

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$130,262	$136,171
Accounts receivable (net of allowance for doubtful accounts of $903 and $1,108, respectively)	75,789	62,377
Prepaid expenses	11,018	15,917
Due from Travelport, net	5,617	3,898
Other current assets	3,072	2,402
Total current assets	225,758	220,765
Property and equipment, net	132,544	141,702
Goodwill	345,388	647,300
Trademarks and trade names	90,790	108,194
Other intangible assets, net	830	4,162
Deferred income taxes, non-current	6,773	7,311
Restricted cash	24,485	7,296
Other non-current assets	7,746	9,056
Total Assets	$834,314	$1,145,786
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,485	$30,937
Accrued merchant payable	268,589	238,694
Accrued expenses	118,329	120,962
Deferred income	34,948	28,953
Term loan, current	24,708	32,183
Other current liabilities	5,365	2,034
Total current liabilities	473,424	453,763
Term loan, non-current	415,322	440,030
Tax sharing liability	70,912	68,411
Unfavorable contracts	—	4,440
Other non-current liabilities	17,319	18,617
Total Liabilities	976,977	985,261
Commitments and contingencies (see Note 9)
Shareholders’ Equity/(Deficit):
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 105,119,044 and 103,814,769 shares issued, respectively	1,051	1,038
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,041,466	1,036,093
Accumulated deficit	(1,182,624)	(880,886)
Accumulated other comprehensive income/(loss) (net of accumulated tax benefit of $2,558)	(2,504)	4,332
Total Shareholders’ Equity/(Deficit)	(142,663)	160,525
Total Liabilities and Shareholders’ Equity/(Deficit)	$834,314	$1,145,786

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(301,738)	$(37,277)	$(58,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain on extinguishment of debt	—	—	(57)
Depreciation and amortization	57,046	60,540	72,891
Impairment of goodwill and intangible assets	321,172	49,891	70,151
Impairment of property and equipment and other assets	1,417	—	11,099
Amortization of unfavorable contract liability	(6,717)	(1,678)	(9,226)
Non-cash net interest expense	13,251	15,008	15,797
Deferred income taxes	869	767	1,494
Stock compensation	7,566	8,521	12,535
Changes in assets and liabilities:
Accounts receivable	(12,549)	(7,073)	(222)
Due from Travelport, net	(1,624)	12,960	(12,126)
Accounts payable, accrued expenses and other current liabilities	(5,549)	20,738	(11,636)
Accrued merchant payable	28,065	1,358	14,593
Deferred income	8,429	(2,291)	(831)
Other	(2,579)	(3,618)	(7,616)
Net cash provided by operating activities	107,059	117,846	98,609
Investing activities:
Property and equipment additions	(47,026)	(44,059)	(40,010)
Changes in restricted cash	(16,812)	(3,471)	(132)
Net cash used in investing activities	(63,838)	(47,530)	(40,142)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	48,930
Payments of fees to repurchase a portion of the term loan	—	—	(248)
Payments on the term loan	(32,183)	(19,808)	(20,994)
Payments to extinguish debt	—	—	(13,488)
Employee tax withholdings related to net share settlements of equity-based awards	(2,179)	(1,628)	(2,984)
Proceeds from exercise of employee stock options	—	—	72
Payments on tax sharing liability	(15,408)	(8,847)	(18,885)
Payments on line of credit	—	—	(42,221)
Proceeds from note payable	—	—	800
Payments on note payable	(231)	(228)	(57)
Net cash used in financing activities	(50,001)	(30,511)	(49,075)
Effects of changes in exchange rates on cash and cash equivalents	871	(856)	(826)
Net increase/(decrease) in cash and cash equivalents	(5,909)	38,949	8,566
Cash and cash equivalents at beginning of year	136,171	97,222	88,656
Cash and cash equivalents at end of year	$130,262	$136,171	$97,222

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Income tax payments, net	$1,170	$1,342	$1,120
Cash interest payments	$26,635	$26,613	$27,935
Non-cash investing activity:
Capital expenditures incurred not yet paid	$2,309	$447	$2,948
Non-cash financing activity:
Repayment of term loan in connection with debt-equity exchange	$—	$—	$49,564

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except share data)

							Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Interest Rate Swaps	Foreign Currency Translation	Total Shareholders’ Equity/ (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2010	83,856,082	$838	(24,521)	$(48)	$921,425	$(785,372)	$(2,777)	$(3,563)	$130,503
Net loss	—	—	—	—	—	(58,237)	—	—	(58,237)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	9,555	—	—	—	9,555
Common shares issued pursuant to Exchange Agreement and Stock Purchase Agreement (see Note 6)	17,166,673	172	—	—	98,176	—	—	—	98,348
Common shares issued upon vesting of restricted stock units	1,333,624	13	—	—	(13)	—	—	—	—
Common shares issued upon exercise of stock options	11,718	—	—	—	72	—	—	—	72
Common shares withheld to satisfy employee tax withholding obligations upon vesting of restricted stock	—	—	(716)	(4)	—	—	—	—	(4)
Other comprehensive income	—	—	—	—	—	—	2,419	7,197	9,616
Balance at December 31, 2010	102,368,097	1,023	(25,237)	(52)	1,029,215	(843,609)	(358)	3,634	189,853
Net loss	—	—	—	—	—	(37,277)	—	—	(37,277)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	6,893	—	—	—	6,893
Common shares issued upon vesting of restricted stock units	1,446,672	15	—	—	(15)	—	—	—	—
Other comprehensive income/(loss)	—	—	—	—	—	—	2,329	(1,273)	1,056
Balance at December 31, 2011	103,814,769	$1,038	(25,237)	(52)	1,036,093	(880,886)	1,971	2,361	160,525
Net loss	—	—	—	—	—	(301,738)	—	—	(301,738)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	5,386	—	—	—	5,386
Common shares issued upon vesting of restricted stock units	1,304,275	13	—	—	(13)	—	—	—	—
Other comprehensive income/(loss)	—	—	—	—	—	—	311	(7,147)	(6,836)
Balance at December 31, 2012	105,119,044	$1,051	(25,237)	$(52)	$1,041,466	$(1,182,624)	$2,282	$(4,786)	$(142,663)

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (the “IPO”) of 34,000,000 shares of our common stock on July 25, 2007. At December 31, 2012 and 2011, Travelport and investment funds that own and/or control Travelport's ultimate parent company beneficially owned approximately 53% and 55% of our outstanding common stock, respectively.

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz, CheapTickets, and the Away Network in the Americas; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We also own and operate Orbitz for Business, a corporate travel company, and Orbitz Worldwide Distribution group delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

Basis of Presentation

The accompanying consolidated financial statements present the accounts of Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc. These entities became wholly-owned subsidiaries of ours as part of an intercompany restructuring that was completed on July 18, 2007 in connection with the IPO. Prior to the IPO, these entities had operated as indirect, wholly-owned subsidiaries of Travelport. Certain amounts have been reclassified to conform with the current year presentation.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in the consolidated financial statements.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Our significant estimates include elements of revenue recognition, the realization of deferred tax assets, amounts that may be due under the tax sharing agreement, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software, and contingent liabilities, including taxes related to hotel occupancy. Actual amounts may differ from these estimates.

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

We provide customers the ability to book air travel, hotels, car rentals and other travel products and services through our various websites. These travel products and services are made available to our customers for booking on a standalone basis or as part of a vacation package.

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

We accrue for the cost of merchant hotel and merchant car transactions based on amounts we expect to be invoiced by suppliers. If we do not receive an invoice within a certain period of time, generally within six months, or the invoice received is less than the accrued amount, we reverse a portion of the accrued cost when we determine it is not probable that we will be

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

required to pay the supplier, based on our historical experience and contract terms. This results in an increase in net revenue and a decrease to the accrued merchant payable.

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

Cost of Revenue

Cost of revenue is primarily comprised of direct costs incurred to generate revenue, including costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, connectivity and other processing costs. These costs are generally variable in nature and are primarily driven by transaction volume.

Marketing Expense

Marketing expense is primarily comprised of online marketing costs, such as search and banner advertising and affiliate commissions, and offline marketing costs, such as television, radio and print advertising. Online advertising expense is recognized based on the terms of the individual agreements, based on the ratio of actual impressions to contracted impressions, pay-per-click, or on a straight-line basis over the term of the contract. Offline marketing expense is recognized in the period in which it is incurred. Our online marketing costs are significantly greater than our offline marketing costs.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

We manage interest rate exposure by utilizing interest rate swaps to achieve a desired mix of fixed and variable rate debt. As of December 31, 2012 we had one interest rate swap that effectively converted $100.0 million of the term loan facility from a variable to a fixed interest rate (see Note 12 - Derivative Financial Instruments). We determined that the interest rate swaps outstanding during the year ended December 31, 2012 qualified for hedge accounting and were highly effective as hedges. Accordingly, we have recorded the change in fair value of our interest rate swaps in accumulated other comprehensive income/(loss).

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

Allowance for Doubtful Accounts

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Our accounts receivable are reflected in our consolidated balance sheets net of an allowance for doubtful accounts. We provide for estimated bad debts based on our assessment of our ability to realize receivables, considering historical collection experience, the general economic environment and specific customer information. When we determine that a receivable is not collectable, the account is charged to expense in our consolidated statements of operations. Bad debt expense is recorded in selling, general and administrative expense in our consolidated statements of operations. Bad debt expense was not significant for the years ended December 31, 2012 and 2010, and we recorded bad debt expense of $0.3 million for the year ended December 31, 2011.

Property and Equipment, Net

Property and equipment is recorded at cost, net of accumulated depreciation. We depreciate property and equipment over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life
Leasehold improvements	Shorter of asset's useful life or non-cancellable lease term
Capitalized software	3 - 10 years
Furniture, fixtures and equipment	3 - 7 years

We capitalize the costs of software developed for internal use when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Depreciation commences when the software is placed into service.

We evaluate the recoverability of the carrying value of our long-lived assets, including property and equipment and finite-lived intangible assets, when circumstances indicate that the carrying value of those assets may not be fully recoverable. This analysis is performed by comparing the carrying values of the assets to the expected undiscounted future cash flows to be generated from these assets, including estimated sales proceeds when appropriate. If this analysis indicates that the carrying value of an asset is not recoverable, the carrying value is reduced to fair value through an impairment charge in our consolidated statements of operations.

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

We assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. We perform our annual impairment testing of goodwill and other indefinite-lived intangible assets as of December 31.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Restricted Cash

In order to collateralize the multi-currency letter of credit facility secured in 2012 and bank guarantees, as well as for other general business purposes, we have funds deposited as restricted cash.

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

We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in the amount of payments and tax rates that could materially affect the present value of the tax sharing liability. Although the expected gross remaining payments that may be due under this agreement were $123.9 million as of December 31, 2012, the timing and amount of payments may change. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our consolidated balance sheets and non-cash interest expense in our consolidated statements of operations. Any changes in the amount of payments are recognized in selling, general and administrative expense in our consolidated statements of operations.

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

Equity-Based Compensation

We measure equity-based compensation cost at fair value and recognize the corresponding compensation expense over the service period during which awards are expected to vest. We include equity-based compensation in selling, general and administrative expense in our consolidated statements of operations. The fair value of restricted stock and restricted stock units is determined based on the average of the high and low price of our common stock on the date of grant. The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model. The amount of equity-based compensation expense recorded each period is net of estimated forfeitures based on historical forfeiture rates.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance to allow companies the option of performing a qualitative assessment before calculating the fair value of indefinite-lived intangible assets other than goodwill. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, further testing of the indefinite-lived intangible asset for impairment would not be performed. This guidance does not change how indefinite-lived intangible assets are calculated, nor does it revise the requirement to test indefinite-lived intangible assets annually for impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance is not anticipated to have an effect on our consolidated financial position, results of operations, or cash flows.

3.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31, 2012	December 31, 2011
	(in thousands)
Capitalized software	$322,466	$285,277
Furniture, fixtures and equipment	81,516	78,157
Leasehold improvements	13,873	13,650
Construction in progress	12,307	13,868
Gross property and equipment	430,162	390,952
Less: accumulated depreciation	(297,618)	(249,250)
Property and equipment, net	$132,544	$141,702

We recorded depreciation expense related to property and equipment in the amount of $55.3 million, $57.0 million and $61.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

There were no assets subject to capital leases at December 31, 2012 or 2011.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011 were as follows:

Amount
(in thousands)
Balance at January 1, 2011, net of accumulated impairment of $500,952	$677,964
Impairment	(29,762)
Impact of foreign currency translation	(902)
Balance at December 31, 2011, net of accumulated impairment of $530,714	647,300
Impairment	(301,912)
Balance at December 31, 2012, net of accumulated impairment of $832,626	$345,388

Trademarks and trade names, which are not subject to amortization, totaled $90.8 million and $108.2 million as of December 31, 2012 and 2011.

Impairment of Goodwill and Trademarks and Trade Names

2012

As of the year ended December 31, 2012, we performed our annual impairment test of goodwill, trademarks and trade names.

We estimated the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of December 31, 2012. We used the income based approach to estimate the fair value of our reporting units that had goodwill balances and used the market approach to corroborate these estimates. We considered the market approach from a reasonableness standpoint by comparing the multiples of guideline companies with the implied multiples from the income based approach, and we also considered our market capitalization to assess reasonableness of the income based approach valuations. The key assumptions used in determining the estimated fair value of our reporting units were the terminal growth rates, forecasted cash flows and the discount rates.

As of December 31, 2012 we used an income based valuation approach to separately estimate the fair values of all of our trademarks and trade names and compared those estimates to the respective carrying values. The key assumptions used in determining the estimated fair value of our trademarks and trade names were the terminal growth rates, forecasted revenues, assumed royalty rates and discount rates. Significant judgment was required to select these inputs based on observed market data.

In connection with our annual impairment test as of December 31, 2012, and as a result of lower than expected performance and future cash flows for the Americas reporting unit, we recorded a non-cash impairment charge of $319.5 million during the year ended December 31, 2012, of which $301.9 million was related to the goodwill of the Americas reporting unit and $17.6 million was related to the trademarks and trade names associated with Orbitz and CheapTickets. These charges were included in impairment of goodwill and intangible assets in our consolidated statements of operations.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

During the year ended December 31, 2011, we changed our annual testing date from October 1 to December 31. In connection with our annual impairment test as of December 31, 2011, which utilized the same approach as our October 1, 2011 analysis, no further impairment was identified.

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

Finite-Lived Intangibles

Finite-lived intangible assets consisted of the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)			(in thousands)
Customer relationships	$—	$—	$—	$8,000	$(5,375)	$2,625
Vendor relationships	5,447	(4,617)	830	5,379	(3,842)	1,537
Total finite-lived intangible assets	$5,447	$(4,617)	$830	$13,379	$(9,217)	$4,162

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In 2012, we recorded a non-cash impairment charge of $1.6 million related to finite-lived intangible assets. This charge was included in impairment of goodwill and intangible assets in our consolidated statements of operations. There are no significant finite-lived intangible assets remaining.

For the years ended December 31, 2012, 2011 and 2010, we recorded amortization expense related to finite-lived intangible assets in the amount of $1.7 million, $3.5 million and $11.2 million, respectively. These amounts were included in depreciation and amortization expense in our consolidated statements of operations.

The estimated amortization expense related to our finite-lived intangible assets will be $0.7 million and $0.1 million for the years ended December 31, 2013 and 2014, respectively.

5.	Accrued Expenses
Accrued expenses consisted of the following:

	December 31, 2012	December 31, 2011
	(in thousands)
Advertising and marketing	$30,530	$26,461
Tax sharing liability (see Note 7)	15,226	20,579
Employee costs	13,026	21,220
Contract exit costs (a)	10,939	10,017
Professional fees	10,425	6,458
Customer service costs	9,906	8,337
Technology costs	7,017	5,406
Customer refunds	5,383	5,328
Customer incentive costs	4,704	2,861
Unfavorable contracts (see Note 8)	3,580	4,440
Airline rebates	3,428	4,534
Other	4,165	5,321
Total accrued expenses	$118,329	$120,962

(a)
In connection with the early termination of an agreement with Trilegiant Corporation (now Affinion Group) in 2007, we accrued termination payments for the period from January 1, 2008 to December 31, 2016. We made termination payments of $0, $0 and $1.1 million during the years ended December 31, 2012, 2011 and 2010 (see Note 9 - Commitments and Contingencies). At December 31, 2012 and 2011, the liability's carrying value of $11.7 million was included in our consolidated balance sheets, $10.9 million of which was included in accrued expenses and $0.8 million of which was included in other non-current liabilities at December 31, 2012, and $10.0 million of which was included in accrued expenses and $1.7 million of which was included in other non-current liabilities at December 31, 2011. We accreted interest expense of $0, $0.6 million and $1.0 million related to the termination liability for the years ended December 31, 2012, 2011 and 2010.

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

Term Loan

The Term Loan bears interest at a variable rate, at our option, of LIBOR plus a margin of 300 basis points or an alternative base rate plus a margin of 200 basis points. The alternative base rate is equal to the higher of the Federal Funds Rate plus one half of 1% and the prime rate. The principal amount of the Term Loan is payable in quarterly installments of $1.3 million, with the final installment (equal to the remaining outstanding balance) due upon maturity in July 2014. In addition, we

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our excess cash flow for the year ended December 31, 2011, we made a $32.2 million prepayment on the Term Loan in the first quarter of 2012. Based on our excess cash flow for the year ended December 31, 2012, we are required to make a $24.7 million prepayment on the Term Loan in the first quarter of 2013. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Due to the total excess cash flow payments that we have made, we are not required to make any scheduled principal payments on the Term Loan for the remainder of its term. The non-current balance of $415.3 million is required to be paid in 2014 as part of the prepayment from excess cash flow in the first quarter of 2014 or as the final installment due at maturity in July 2014.

The changes in the Term Loan during the years ended December 31, 2012 and 2011 were as follows:

Amount
(in thousands)
Balance at January 1, 2011 (current and non-current)	$492,021
Prepayment from excess cash flow	(19,808)
Balance at December 31, 2011 (current and non-current)	472,213
Prepayment from excess cash flow	(32,183)
Balance at December 31, 2012 (current and non-current)	$440,030

At December 31, 2012, $100.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $340.0 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 3.32% (see Note 12 - Derivative Financial Instruments). At December 31, 2011, $300.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $172.2 million had a variable interest rate based on LIBOR, resulting in a blended weighted-average interest rate of 3.81%.

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

Revolver

The Revolver provides for borrowings and letters of credit of up to $72.5 million ($42.6 million in U.S. dollars and the equivalent of $29.9 million denominated in Euros and Pounds sterling) and at December 31, 2012 bears interest at a variable rate, at our option, of LIBOR plus a margin of 200 basis points or the alternative base rate plus a margin of 100 basis points. The margin is subject to change based on our total leverage ratio, as defined in the Credit Agreement, with a maximum margin of 250 basis points on LIBOR-based loans and 150 basis points on Alternative Base Rate loans. We incur a commitment fee of 50 basis points on any unused amounts on the Revolver. The Revolver matures in July 2013.

At December 31, 2012 and 2011, there were no outstanding borrowings under the Revolver and the equivalent of $11.2 million and $10.8 million of outstanding letters of credit issued under the Revolver, respectively (see Note 9 - Commitments and Contingencies). The amount of letters of credit issued under the Revolver reduces the amount available for borrowings. Due to the letters of credit issued under the Revolver, we had $61.3 million and $61.7 million of availability at December 31, 2012 and 2011, respectively. Commitment fees on unused amounts under the Revolver were $0.3 million for each of the years ended December 31, 2012, 2011 and 2010.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Credit Agreement Terms

We incurred an aggregate of $5.0 million of debt issuance costs in connection with the Term Loan and Revolver. These costs are being amortized to interest expense over the contractual terms of the Term Loan and Revolver based on the effective-yield method. Amortization of debt issuance costs was $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Term Loan and Revolver are both secured by substantially all of our domestic subsidiaries' tangible and intangible assets, including a pledge of 100% of the outstanding capital stock or other equity interests of substantially all of our direct and indirect domestic subsidiaries and 65% of the capital stock or other equity interests of certain of our foreign subsidiaries, subject to certain exceptions. The Term Loan and Revolver are also guaranteed by substantially all of our domestic subsidiaries.

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

The Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and not to exceed a maximum total leverage ratio, each as defined in the Credit Agreement. The minimum fixed charge coverage ratio that we are required to maintain for the remainder of the Credit Agreement is 1 to 1. The maximum total leverage ratio that we were required not to exceed was 3.5 to 1 at December 31, 2010 and declined to 3.0 to 1 effective March 31, 2011. As of December 31, 2012, we were in compliance with all financial covenants and conditions of the Credit Agreement.

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

As of December 31, 2012, the estimated remaining payments that may be due under this agreement were approximately $123.9 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $86.1 million and $89.0 million at December 31, 2012 and 2011, respectively. This estimate was based upon certain assumptions, including our future taxable income, the tax rate, the timing of tax payments, current and projected market conditions, and the applicable discount rate, all of which we believe are reasonable. These assumptions are inherently uncertain, however, and actual amounts may differ from these estimates.

The changes in the tax sharing liability for the years ended December 31, 2012 and 2011 were as follows:

Amount
(in thousands)
Balance at January 1, 2011 (current and non-current)	$121,358
Accretion of interest expense	13,525
Cash payments	(8,847)
Other (a)	(37,046)
Balance at December 31, 2011 (current and non-current)	88,990
Accretion of interest expense	12,556
Cash payments	(15,408)
Balance at December 31, 2012 (current and non-current)	$86,138

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(a)
At the time of the Blackstone Acquisition, Cendant (now Avis Budget Group, Inc.) indemnified Travelport and us for a portion of the amounts probable of becoming due under the tax sharing agreement (the “Cendant Indemnity”). As a result, we recorded a non-current asset of $37.0 million for this indemnity, which served to offset $37.0 million of the remaining tax sharing liability due to the Founding Airlines. During 2011, we were relieved of $4.6 million of the tax sharing liability due to certain payments made by Avis Budget Group, Inc. to the Founding Airlines. We further reduced each of the non-current asset and the tax sharing liability by $32.4 million due to our determination that no further tax benefit related to the Cendant Indemnity was probable of being realized. The total reduction to other non-current assets of $37.0 million during 2011 had no net impact on our consolidated statements of operations or cash flows for the year ended December 31, 2011.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $15.2 million and $20.6 million was included in accrued expenses in our consolidated balance sheets at December 31, 2012 and 2011, respectively. The long-term portion of the tax sharing liability of $70.9 million and $68.4 million was reflected as the tax sharing liability in our consolidated balance sheets at December 31, 2012 and 2011, respectively. Our estimated payments under the tax sharing agreement are as follows:

Year	(in thousands)
2013	$15,953
2014	11,007
2015	12,983
2016	17,851
2017	36,417
Thereafter	29,714
Total	$123,925

8.	Unfavorable Contracts

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

The rebate structure under the Charter Associate Agreements was considered unfavorable when compared with market conditions at the time of the Blackstone Acquisition. As a result, a net unfavorable contract liability was established on the acquisition date. The amount of this liability was determined based on the discounted cash flows of the expected future rebate payments we would be required to make to the Charter Associate Airlines, net of the fair value of the expected in-kind marketing and promotional support we would receive from the Charter Associate Airlines. The portion of the net unfavorable contract liability related to the expected future rebate payments is amortized as an increase to net revenue, whereas the partially offsetting amount for the expected in-kind marketing and promotional support is amortized as an increase to marketing expense in our consolidated statements of operations, both on a straight-line basis over the remaining estimated contractual term.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The changes in the net unfavorable contract liability for the years ended December 31, 2012 and 2011 were as follows:

Amount
(in thousands)
Balance at January 1, 2011 (current and non-current)	$10,558
Amortization (a)	(1,678)
Balance at December 31, 2011 (current and non-current)	8,880
Amortization (a)	(4,082)
Other (b)	(1,218)
Balance at December 31, 2012 (current)	$3,580

(a)
We recognized net amortization of $4.1 million ($6.7 million was recorded as an increase to net revenue and $2.6 million was recorded as an increase to marketing expense) for the year ended December 31, 2012 and $1.7 million ($7.5 million was recorded as an increase to net revenue and $5.8 million was recorded as an increase to marketing expense) for the year ended December 31, 2011 and $9.2 million ($14.7 million was recorded as an increase to net revenue and $5.5 million was recorded as an increase to marketing expense) for the year ended December 31, 2010.

(b)
For the year ended December 31, 2012, we reduced the unfavorable contract liability by $1.2 million due to the negotiation of a new agreement with one of our airline suppliers, which resulted in the termination of the Charter Associate Agreement with this airline. The $1.2 million reduction in the liability was comprised of a $2.6 million non-cash increase to net revenue and a $1.4 million non-cash charge related to the in-kind marketing and promotional support that we expected to receive under the former agreement. The impairment charge was included in the impairment of property and equipment and other assets line item in our consolidated statement of operations for the year ended December 31, 2012.

The current portion of the liability of $3.6 million and $4.4 million was included in accrued expenses in our consolidated balance sheets at December 31, 2012 and 2011. The Charter Associate Agreements expire December 31, 2013 and the $4.4 million non-current portion of the agreement was reflected as unfavorable contracts in our consolidated balance sheets at December 31, 2011.

9.	Commitments and Contingencies

The following table summarizes the timing of our commitments as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Contract exit costs (a)	$11,246	$647	$278	$63	$—	$—	$12,234
Operating leases (b)	$7,045	$5,843	$3,431	$3,112	$2,936	$14,896	$37,263
Travelport GDS contract (c)	34,762	20,000	—	—	—	—	54,762
Other service and licensing contracts	11,996	9,657	—	—	—	—	21,653
Total	$65,049	$36,147	$3,709	$3,175	$2,936	$14,896	$125,912

(a)	Represents disputed costs due to the early termination of an agreement (see Note 5 and Company Litigation section below for further details).

(b)
These operating leases are primarily for facilities and equipment and represent non-cancellable leases. Certain leases contain periodic rent escalation adjustments and renewal options. Our operating leases expire at various dates, with the latest maturing in 2023. For the years ended December 31, 2012, 2011 and 2010, we recorded rent expense in the amount of $6.2 million, $7.4 million and $6.1 million, respectively. As a result of various subleasing arrangements that we have entered into, we are expecting approximately $2.6 million in sublease income through 2015.

(c)
We have an agreement with Travelport to use GDS services provided by both Galileo and Worldspan (the “Travelport GDS Service Agreement”). The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each segment that is processed through the Worldspan and Galileo GDSs (the “Travelport GDSs”). This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

each year. Our domestic brands were required to process a total of 31.4 million segments during the year ended December 31, 2012, 16.0 million segments through Worldspan and 15.4 million segments through Galileo. The required number of segments processed annually for Worldspan is fixed at 16.0 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed by our domestic brands in the preceding year. We are required to process approximately 11.8 million segments through Galileo during the year ending December 31, 2013. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. We are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDS. Historically, we have met the minimum segment requirement for our domestic brands. The table above includes shortfall payments required by the agreement if we do not process any segments through Worldspan during the remainder of the contract term and shortfall payments required if we do not process any segments through Galileo during the year ending December 31, 2013. Because the required number of segments for Galileo adjusts based on the actual segments processed in the preceding year, we are unable to predict shortfall payments that may be required beyond 2013. However, we do not expect to make any shortfall payments for our domestic brands in the foreseeable future.
The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2011 and 2010 and, as a result, we were required to make shortfall payments of $0.4 million to Travelport related to each of these years. There was not a shortfall for the year ended December 31, 2012. Because the required number of segments to be processed through the Travelport GDSs is dependent on the actual segments processed by ebookers in certain countries in a given year, we are unable to predict shortfall payments that may be required. As a result, the table above excludes any shortfall payments that may be required related to our ebookers brands. If we meet the minimum number of segments, we are not required to make shortfall payments to Travelport (see Note 15 - Related Party Transactions).

In addition to the commitments shown above, we are required to make principal payments on the Term Loan (see Note 6 - Term Loan and Revolving Credit Facility). We also expect to make approximately $123.9 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 7 - Tax Sharing Liability). Also excluded from the above table are $4.1 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters.

We are party to various cases brought by consumers and municipalities and other state and local governmental entities in the U.S. involving hotel occupancy or related taxes and our merchant hotel business model. Some of the cases are class actions (some of which have been confirmed on a state-wide basis and some which are purported), and most of the cases were brought simultaneously against other online travel companies, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions' hotel occupancy tax ordinances. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, sales and use tax, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and in some cases, civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys' fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay penalties, interest and fines. The proliferation of additional cases could result in substantial additional defense costs.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: the Montana Department of Revenue; the Kentucky Department of Revenue; an entity representing 84 cities and 14 counties in Alabama; 43 cities in California; the cities of Paradise Valley and Phoenix, Arizona; North Little Rock and Pine Bluff, Arkansas; Aurora, Broomfield, Colorado Springs, Golden, Greenwood Village, Lakewood, Littleton, Loveland, and Steamboat Springs, Colorado; Columbia and North Charleston, South Carolina; and the counties of Jefferson, Arkansas; Arlington, Texas;

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Brunswick and Stanly, North Carolina; Duval, Florida; Davis, Summit, Salt Lake and Weber, Utah; and Aiken and Jasper, South Carolina. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes.

Assessments or declaratory rulings that are administratively final and subject to judicial review have been issued by the cities of Los Angeles, San Francisco and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade and Broward, Florida; the Indiana Department of Revenue; the Hawaii Department of Taxation; the Wisconsin Department of Revenue, and the Wyoming Department of Revenue. In addition, the following taxing authorities have issued assessments which are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the West Virginia Department of Revenue; the South Carolina Department of Revenue; Lake County, Indiana; the City of Portland, Oregon; and Osceola, Florida. In December 2012, the City of Philadelphia, Pennsylvania withdrew its assessment. The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments made against the Company. These assessments range from $0.02 million to approximately $58 million, and total approximately $80 million. Some of these assessments, including a $58 million assessment from the Hawaii Department of Taxation, are not based on historical transaction data. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

The online travel companies, including Orbitz, have prevailed in the large majority of hotel tax cases that have been decided to date. However, there have been three adverse court decisions against Orbitz and the other online travel companies that, if affirmed, could result in significant liability to the Company. Each of these decisions is addressed below.

First, in July 2011, related to the City of San Antonio hotel occupancy tax case, the United States District Court for the Western District of Texas issued its findings of fact and conclusions of law in which it held the defendant online travel companies, including Orbitz, liable for hotel occupancy taxes on markup, fees, and breakage revenue, and also imposed penalties and interest. The online travel companies asked the court to modify its findings of fact and conclusions of law to conform to the Texas Court of Appeals' decision in the City of Houston case, which determined that the online travel companies are not liable under an ordinance that is similar to the ones at issue in the San Antonio class action. On January 23, 2013, the Court denied the online travel companies' motion. We expect the Court to enter judgment shortly. We expect the amount of judgment to be approximately $3.5 million against Orbitz. Orbitz intends to appeal the decision after the Court enters judgment. Because we do not believe a loss is probable given the numerous issues that exist on appeal, we have not accrued any liability related to this case.

Second, in September 2012, the Superior Court of the District of Columbia granted the District's motion for partial summary judgment and denied the online travel companies' motion for summary judgment, finding the companies liable for sales tax on hotel reservations dating back to the inception of the merchant model. The Court has not yet determined the amount of damages at issue. Although the Court acknowledged that the District had amended its law in 2011, and that the sales tax law was ambiguous prior to that time, the Court nonetheless found the online travel companies liable for merchant model hotel reservations before that date. Because the Court's finding of ambiguity is inconsistent with a determination that the online travel companies are liable, we do not believe a loss is probable relating to the pre-amendment case and plan to appeal. Accordingly, we have not accrued any liability relating to the District of Columbia case for the period prior to 2011. Although the Company expects to prevail on this issue, it is possible that we will not prevail, and if that occurs, we estimate that the amount of the judgments the Company would be required to pay could amount to approximately $3.5 million.

Third, in January 2013, the Tax Court of Appeals in Hawaii issued an oral ruling in which it held that the online travel companies are subject to Hawaii's general excise tax. The Court also determined that the “splitting provision” contained in the Hawaii excise tax statute does not apply to the transactions at issue. That provision limits application of the excise tax only to the amounts that travel agents receive for their services. On February 8, 2013, the court entered an order in which it found that Orbitz is required to pay approximately $16.5 million. The Court has scheduled further proceedings relating to whether penalties will be awarded. Although Orbitz disagrees with the Court's decision and intends to appeal it, we have established a reserve of $3.5 million in light of the decision. The $3.5 million reserve represents the amounts Orbitz estimates it would owe if the Court had correctly applied the general excise tax splitting provision on merchant reservations. Orbitz has not reserved for the remainder of the ruling because it believes that the general excise tax splitting provision plainly applies to the transactions in question. Although we believe that it is not probable Orbitz ultimately will be liable for more than $3.5 million as a result of the Court's order, it is possible that Orbitz will not prevail, and if it does not, the amount of any final award against Orbitz could exceed $16.5 million. Under Hawaii law, Orbitz must pay the total amount of any final award to Hawaii prior to appealing the

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Court's order. We intend to appeal, and in order to do that, it is likely that we will be required to pay the full amount of the Court's order by mid-year 2013.

In an unrelated matter, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments, and as of December 31, 2012, we had a remaining accrual totaling $11.7 million, which was included within accrued expenses and other long-term liabilities in our consolidated balance sheet; in 2010, in connection with a dispute with Trilegiant, we ceased making termination payments.

On August 20, 2012, a putative consumer class action was filed in the United States District Court for the Northern District of California against hotel chains, and the major online travel companies, including Orbitz. The complaint alleges that hotel chains and several major online travel companies, including Orbitz, have violated the antitrust and consumer protection laws by entering into agreements in which online travel companies agree not to facilitate the reservation of hotel rooms at prices that are less than what the hotel chain offers on its own website. Following the filing of the initial complaint on August 20, 2012, several dozen additional putative consumer class action complaints have been filed in federal courts across the country. We expect that these cases will be consolidated in a single forum later this year. We cannot estimate a range of our potential loss if we do not prevail in this litigation.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. At December 31, 2012 and 2011, we had a $5.2 million and $0.9 million accrual related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We cannot estimate our aggregate range of loss in the cases for which we have not recorded an accrual, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

During the years ended December 31, 2012, 2011 and 2010, we recorded a reduction to selling, general and administrative expense of $5.0 million, $2.5 million and $6.3 million in our consolidated statements of operations related to insurance reimbursements received for costs incurred to defend the hotel occupancy tax cases. We will not receive any additional insurance reimbursements in future periods as our related insurance coverage has now been exhausted.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, to secure performance of certain of our obligations to third parties. At December 31, 2012 and 2011, there were $3.6 million and $3.2 million of surety bonds outstanding, respectively, of which $3.1 million and $2.7 million were secured by letters of credit, respectively. At December 31, 2012 and 2011, there were $9.4 million and $1.6 million of bank guarantees outstanding. All bank guarantees were secured by restricted cash at December 31, 2012 and 2011.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Financing Arrangements

We are required to issue letters of credit to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies primarily to satisfy consumer protection requirements. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as amended (the “Separation Agreement”), entered into in connection with the IPO. Travelport is obligated to issue letters of credit on our behalf in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars) so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock. At December 31, 2012 and 2011, there were $72.5 million and $74.2 million, respectively, of outstanding letters of credit issued by Travelport on our behalf.

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

At December 31, 2012 and 2011, there were the equivalent of $11.2 million and $10.8 million, respectively, of outstanding letters of credit issued under the Revolver, which were denominated in multiple currencies (see Note 6 - Term Loan and Revolving Credit Facility).

During 2012, we secured a new multi-currency letter of credit facility (the “Facility”) that terminates in September 2015. The Facility provides for the issuance of letters of credit up to $25.0 million. We pay fees of 25 basis points on outstanding letters of credit and incur a commitment fee of 37.5 basis points on any unused amounts of the Facility. The Facility requires cash to be held in a collateral account in an unrestricted subsidiary equal to 1.03 times the outstanding letters of credit amount plus fees. As of December 31, 2012, we had $12.8 million of outstanding letters of credit issued under the Facility which were denominated in multiple currencies.

At December 31, 2012 and 2011, there were a total of $96.5 million and $85.0 million of outstanding letters of credit issued under our various arrangements. Total letter of credit fees were $7.0 million, $5.8 million and $4.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

10.	Income Taxes

Pre-tax income/(loss) for U.S. and non-U.S. operations consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
U.S.	$(277,375)	$22,129	$37,723
Non-U.S.	(21,190)	(57,355)	(93,579)
Loss before income taxes	$(298,565)	$(35,226)	$(55,856)

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The provision/(benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current
U.S. federal and state	$(95)	$(13)	$93
Non-U.S.	2,399	1,334	794
Total current	2,304	1,321	887
Deferred
U.S. federal and state	253	(347)	—
Non-U.S.	616	1,077	1,494
Total deferred	869	730	1,494
Provision for income taxes	$3,173	$2,051	$2,381

As of December 31, 2012 and 2011, our U.S. federal, state and foreign income taxes receivable/(payable) was $(0.7) million and $0.4 million, respectively.

The provisions for income taxes for the years ended December 31, 2012, 2011 and 2010 were due primarily to taxes on the net income of certain European-based subsidiaries that had not established a valuation allowance and U.S. state and local income taxes. We are required to assess whether valuation allowances should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard on each tax jurisdiction basis. We assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets.

We currently have a valuation allowance for our deferred tax assets of $296.8 million, of which $183.8 million relates to U.S. jurisdictions. As of December 31, 2012, we maintained full valuation allowances in all jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations. With respect to the valuation allowance established against our non-U.S.-based deferred tax assets, a significant piece of objective negative evidence evaluated in our determination was cumulative losses incurred over the three-year period ended December 31, 2012. This objective evidence limited our ability to consider other subjective evidence such as future income projections. With respect to the valuation allowance established against our U.S.-based deferred tax assets, the lack of a sustained trend of profitability along with other subjective factors outweighed the available positive evidence at the present time. Due to expected continued improvement in the U.S. operations, management believes a possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed.

The tax provisions recorded for the years ended December 31, 2012, 2011 and 2010 were disproportionate to the amount of pre-tax net loss incurred during each respective period primarily because we were not able to realize any tax benefits on the goodwill and trademark and trade names impairment charges recorded during each of those years.

Our effective income tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.0	(1.8)	(1.0)
Taxes on non-U.S. operations at differing rates	(0.4)	(4.7)	(5.4)
Change in valuation allowance	0.2	(4.7)	(6.0)
Goodwill impairment charges	(35.4)	(29.6)	(25.9)
Reserve for uncertain tax positions	0.0	0.4	(0.1)
Other	(0.5)	(0.4)	(0.9)
Effective income tax rate	(1.1)%	(5.8)%	(4.3)%

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Current and non-current deferred income tax assets and liabilities in various jurisdictions are comprised of the following:

	December 31, 2012	December 31, 2011
	(in thousands)
Current deferred income tax assets/(liabilities):
Accrued liabilities and deferred income	$4,233	$3,916
Provision for bad debts	179	91
Prepaid expenses	(1,860)	(1,652)
Tax sharing liability	5,529	7,473
Change in reserve accounts	4,084	3,637
Other	(404)	(404)
Valuation allowance	(11,774)	(13,058)
Current net deferred income tax assets (a)	$(13)	$3
Non-current deferred income tax assets/(liabilities):
U.S. net operating loss carryforwards	$46,749	$46,883
Non-U.S. net operating loss carryforwards	98,437	98,695
Accrued liabilities and deferred income	5,811	2,986
Depreciation and amortization	99,508	104,764
Tax sharing liability	25,750	24,842
Change in reserve accounts	—	1,612
Other	15,552	13,331
Valuation allowance	(285,034)	(285,802)
Non-current net deferred income tax assets	$6,773	$7,311

(a)	The current portion of the deferred income tax asset at December 31, 2012 and 2011 is included in other current assets in our consolidated balance sheets.

The net deferred tax assets at December 31, 2012 and 2011 amounted to $6.8 million and $7.3 million, respectively. These net deferred tax assets relate to temporary tax to book differences in non-U.S. jurisdictions, the realization of which is, in management's judgment, more likely than not. We have assessed, based on experience with relevant taxing authorities, our expectations of future taxable income, carry-forward periods available and other relevant factors, that we will be more likely than not to recognize these deferred tax assets.

As of December 31, 2012 and 2011, we had established valuation allowances against the majority of our deferred tax assets. As a result, any changes in our gross deferred tax assets and liabilities during the years ended December 31, 2012 and 2011 were largely offset by corresponding changes in our valuation allowances, resulting in a decrease in our net deferred tax assets of $0.5 million and $0.9 million, respectively.

As of December 31, 2012, we had U.S. federal and state net operating loss carry-forwards of approximately $122.4 million and $94.4 million, respectively, which expire between 2021 and 2031. In addition, we had $404.6 million of non-U.S. net operating loss carry-forwards, most of which do not expire. Additionally, we had $6.1 million of U.S. federal and state income tax credit carry-forwards which expire between 2027 and 2032 and $1.1 million of U.S. federal income tax credits which have no expiration date. No provision has been made for U.S. federal or non-U.S. deferred income taxes on approximately $20.1 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2012. A provision has not been established because it is our present intention to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings at December 31, 2012 is not practicable.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The table below shows the changes in the liability for unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Balance at January 1,	$3,429	$3,796	$4,910
Increase as a result of tax positions taken during the prior year	952	—	—
Decrease as a result of tax positions taken during the prior year	(285)	(367)	(1,140)
Impact of foreign currency translation	10	—	26
Balance at December 31,	$4,106	$3,429	$3,796

The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $0.9 million, $0.7 million and $1.0 million at December 31, 2012, 2011 and 2010. During the next twelve months, we anticipate a reduction to this liability due to the lapsing of statutes of limitations of approximately $0.5 million, all of which would affect our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest and penalties of $0, $0.2 million and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. Accrued interest and penalties were $0.6 million and $0.9 million at December 31, 2012 and 2011, respectively.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), the United Kingdom (federal) and Australia (federal). With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2008.

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

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. At our Annual Meeting of Shareholders on June 12, 2012, our shareholders approved an amendment to the Plan, increasing the total number of shares of our common stock available for issuance under the Plan from 21,100,000 shares to 24,100,000 shares, subject to adjustment as provided by the Plan. As of December 31, 2012, 8,111,408 shares were available for future issuance under the plan.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan during the year ended December 31, 2012:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Unvested at January 1, 2012	4,455,507	$2.96
Granted	2,414,000	$3.31
Vested (a)	(1,486,599)	$2.95
Forfeited	(822,372)	$3.56
Unvested at December 31, 2012	4,560,536	$3.04

(a)
We issued 991,942 shares of common stock in connection with the vesting of restricted stock units during the year ended December 31, 2012, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

The fair value of restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 was $4.4 million, $5.0 million and $14.0 million, respectively. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2012, 2011 and 2010 was $3.31, $2.66 and $5.01 per unit, respectively. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period of four years.

Performance-Based Restricted Stock Units

The table below summarizes activity regarding unvested performance-based restricted stock units (“PSUs”) under the Plan during the year ended December 31, 2012:

	Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Unvested at January 1, 2012	1,065,250	$2.95
Granted	1,425,000	$2.40
Vested	(269,250)	$3.15
Forfeited	(158,750)	$2.65
Unvested at December 31, 2012	2,062,250	$2.57

We granted 1,425,000 PSUs in June 2012 with a fair value per share of $3.65 to certain of our executive officers. The PSUs were subject to the satisfaction of a performance condition that the Company's net revenue for fiscal year 2012 equal or exceed a certain threshold. In December 2012, the Compensation Committee modified the performance condition such that the established net revenue threshold can be achieved over any trailing twelve month period ending on or prior to December 31, 2013, or each PSU will be forfeited. If this performance condition is met, the PSUs will vest 25% on each anniversary of the original grant date. This change in the performance condition required the fair value of the PSUs to be revalued as of the date of modification to $2.40 per share. As of December 31, 2012, we expect that the performance condition will be satisfied, and as such, the fair value of the PSUs is being amortized over the requisite service period of each vesting tranche.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock Options

The table below summarizes the stock option activity under the Plan during the year ended December 31, 2012:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	3,274,156	$5.15
Forfeited	(232,638)	$5.49
Cancelled	(317,265)	$6.34
Outstanding at December 31, 2012	2,724,253	$4.98	3.6	$—
Exercisable at December 31, 2012	2,328,669	$5.00	3.5	$—

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. Stock options vest annually over a four-year period, or vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly basis thereafter. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period. There were no stock options granted in 2012.

The fair value of stock options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for stock options granted during the years ended December 31, 2011 and 2010 are outlined in the following table. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options.

The fair value of the stock options and assumptions used are as follows:

	Years Ended December 31,
Assumptions:	2011	2010
Dividend yield (a)	—	—
Expected volatility	39%	42%
Expected life (in years)	4.75	4.69
Risk-free interest rate	2.07%	2.09%
Weighted-average grant date fair value per share	$1.98	$1.88

(a)	Our dividend yield is estimated to be zero since we did not declare or pay any cash dividends on our common stock and we do not intend to in the foreseeable future.
During the years ended December 31, 2012, 2011 and 2010, the total fair value of options that vested during the period was $1.3 million, $3.0 million and $2.2 million, respectively. In addition, the intrinsic value of options exercised was $0 for each of the years ended December 31, 2012, 2011 and 2010.

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

We grant deferred stock units ("DSUs") to each participating director on the date that the deferred fees would have otherwise been paid to the director. The DSUs are issued as restricted stock units under the Plan and are immediately vested

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

and non-forfeitable. The DSUs entitle the non-employee director to receive one share of our common stock for each deferred stock unit following the director's retirement or termination of service from the Board of Directors. For all awards granted prior to 2011, the DSUs are distributed 200 days immediately following such termination date and for all awards granted in 2011 or later, the DSUs are distributed immediately. The entire grant date fair value of deferred stock units is expensed on the date of grant.

The table below summarizes the deferred stock unit activity under the Plan during the year ended December 31, 2012:

	Deferred Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding at January 1, 2012	1,004,273	$3.90
Granted	325,958	$3.47
Distributed	(146,594)	$4.49
Outstanding at December 31, 2012	1,183,637	$3.71

The weighted-average grant date fair value for deferred stock units granted during the years ended December 31, 2012, 2011 and 2010 was $3.47, $2.89 and $5.06, respectively.

Compensation Expense

We recognized total equity-based compensation expense of $7.6 million, $8.5 million and $12.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, none of which has provided us with a tax benefit. As of December 31, 2012, a total of $13.8 million of unrecognized compensation costs related to unvested restricted stock units, unvested stock options and unvested PSUs are expected to be recognized over the remaining weighted-average period of 2.8 years.

During the year ended December 31, 2011, we began using historical share forfeitures rather than historical employee turnover to estimate future share forfeitures, which did not have a significant impact on equity-based compensation expense or on unrecognized compensation costs related to unvested awards in 2011.

12.	Derivative Financial Instruments

Interest Rate Hedges

At December 31, 2012, we had the following interest rate swap outstanding that effectively converted $100.0 million of the Term Loan from a variable to a fixed interest rate. We pay a fixed interest rate on the swap and in exchange receive a variable interest rate based on the one-month LIBOR.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	July 29, 2011	July 31, 2013	0.68%	One-month LIBOR

The following interest rate swaps matured in January 2012:

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The interest rate swaps were reflected in our consolidated balance sheets at market value. The corresponding market adjustment was recorded to accumulated other comprehensive income/(loss) (“OCI”). The following table shows the fair value of our interest rate swaps:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2012	December 31, 2011
		(in thousands)
Interest rate swaps	Other current liabilities	$276	$275
Interest rate swaps	Other non-current liabilities	$—	$311

The following table shows the market adjustments recorded during the years ended December 31, 2012, 2011 and 2010:

	Gain in Other Comprehensive Income/(Loss)			(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)			Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2012	2011	2010	2012	2011	2010	2012	2011	2010
				(in thousands)
Interest rate swaps	$311	$2,329	$2,419	$(561)	$(3,328)	$(6,758)	$—	$—	$—

The amount of loss recorded in accumulated other comprehensive income/(loss) at December 31, 2012 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $0.3 million after-tax.

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables, intercompany transactions and borrowings, if any, under the Revolver. We primarily hedge our foreign currency exposure to the Pound sterling and the Australian dollar. As of December 31, 2012, we had foreign currency contracts outstanding with a total net notional amount of $320.6 million, almost all of which matured in January 2013. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net loss as a component of selling, general and administrative expense in our consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2012	December 31, 2011
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$—	$991
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$2,396	$495

The following table shows the changes in the fair value of our foreign currency contracts which were recorded as a loss in selling, general and administrative expense:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Foreign currency hedges (a)	$(11,385)	$(2,420)	$(1,353)

(a)
We recorded transaction gains/(losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $6.7 million, $(3.0) million and $(3.7) million for the years ended December 31, 2012, 2011 and 2010, respectively. These transaction gains and losses were included in selling, general and administrative expense in our consolidated statements of operations. The net impact of these transaction gains and losses, together with the losses incurred on our foreign currency hedges, were losses of $4.7 million, $5.4 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13. Employee Benefit Plans

We sponsor a defined contribution savings plan for employees in the United States that provides certain of our eligible employees an opportunity to accumulate funds for retirement. HotelClub and ebookers sponsor similar defined contribution savings plans. After employees have attained one year of service, we match the contributions of participating employees on the basis specified by the plans, up to a maximum of 3% of participant compensation. We recorded total expense related to these plans in the amount of $4.8 million, $5.3 million and $4.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

14.	Net loss per Share

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

The following equity awards were not included in the diluted net loss per share calculation because they would have had an antidilutive effect due to a net loss for each period:

	Years Ended December 31,
Antidilutive Equity Awards	2012	2011	2010
Stock options	3,009,654	3,274,156	3,738,833
Restricted stock units	4,379,665	4,455,507	4,233,590
Performance-based restricted stock units	907,616	1,065,250	561,108
Total	8,296,935	8,794,913	8,533,531

15.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $5.6 million and $3.9 million at December 31, 2012 and 2011, respectively. Amounts due to or from Travelport are generally settled on a net basis.

The following table summarizes the related party transactions with Travelport and its subsidiaries, reflected in our consolidated statements of operations:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net revenue (a) (b)	$98,113	$110,302	$117,619
Cost of revenue	250	619	477
Selling, general and administrative expense	260	875	486
Interest expense (c)	6,706	5,595	4,016

(a)
Net revenue includes incentive revenue for segments processed through Galileo and Worldspan. This incentive revenue accounted for more than 10% of our total net revenue (see "GDS Service Agreement" section below).

(b)
Net revenue includes amounts recognized under our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gullivers Travel Associates, “GTA”) through March 31, 2011; as of the end of the second quarter of 2011, GTA was no longer a related party. In addition, net revenue for the year ended December 31, 2011 and December 31, 2010 includes incremental GDS incentive revenue recognized from December 22, 2010 through June 1, 2011 under the Letter Agreement with Travelport (see “Letter Agreement” section below).

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(c)	Interest expense relates to letters of credit issued on our behalf by Travelport (see Note 9 - Commitments and Contingencies).

Stock Purchase Agreement

On January 26, 2010, Travelport purchased 9,025,271 shares of our common stock for $50.0 million in cash (see Note 6 - Term Loan and Revolving Credit Facility).

Separation Agreement

We entered into a Separation Agreement with Travelport at the time of the IPO. This agreement, as amended, provided the general terms for the separation of our respective businesses. When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, we were required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. As a result, Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. Our ability to pay dividends may require the prior consent of Travelport.

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

GDS Service Agreement

In connection with the IPO, we entered into the Travelport GDS Service Agreement, which expires on December 31, 2014. The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each air, car and hotel segment that is processed through the Travelport GDSs. This agreement requires that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 31.4 million, 32.8 million and 33.7 million segments through the Travelport GDSs during the years ended December 31, 2012, 2011 and 2010, respectively. Of the required number of segments, 16.0 million segments were required to be processed each year through Worldspan, and 15.4 million, 16.8 million and 17.7 million segments were required to be processed through Galileo during the years ended December 31, 2012, 2011 and 2010, respectively. The required number of segments processed in future years for Worldspan is fixed at 16.0 million segments, while the required number of segments for Galileo is subject to adjustment based upon the actual segments processed by our domestic brands in the preceding year. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment below the required minimum. We are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDS. No payments were made to Travelport related to the minimum segment requirement for our domestic brands for the years ended December 31, 2012, 2011 and 2010.

The Travelport GDS Service Agreement also requires that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during each of the years ended December 31, 2011 and 2010, and as a result, we were required to make shortfall payments of $0.4 million to Travelport related to each of these years. There was not a shortfall for the year ended December 31, 2012.

Hotel Sourcing and Franchise Agreement

We entered into a Master Supply and Services Agreement (the “GTA Agreement”) with GTA, a wholly-owned subsidiary of Travelport, which became effective on January 1, 2008. Under the GTA Agreement, we pay GTA a contract rate for hotel and

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

 The Letter Agreement contained a provision relating to the absence of ticketing authority on AA. Under this agreement, our segment incentives payable from Travelport under the parties’ Travelport GDS Service Agreement were increased effective December 22, 2010 until the earliest of August 31, 2011, the reinstatement of ticketing authority by AA for our Orbitz.com website, the consummation of a direct connect relationship with AA, or the determination by our Audit Committee of the Board of Directors (the “Audit Committee”) that we were engaged in a discussion with AA that is reasonably likely to result in a direct connect relationship between us and AA. In late 2010, we and AA were unable to agree to terms under which AA tickets would be marketed and distributed to our customers and thus the offering of AA tickets on the Orbitz.com and Orbitz for Business websites was discontinued. Pursuant to a court order in June 2011, AA restored its content to our sites. This ruling resulted in the expiration on June 1, 2011 of the increased segment incentives payable from Travelport pursuant to the Letter Agreement. We resumed offering AA tickets on our sites and have continued to do so pursuant to a series of agreements between us and AA that ran through January 15, 2013. Since that date, we have continued to market and distribute AA tickets on our websites, but if we cannot reach another formal agreement with AA, the offering of AA tickets to our customers might cease again.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following table summarizes the related party balances with other affiliates of Blackstone, reflected in our consolidated balance sheets:

	December 31, 2012	December 31, 2011
	(in thousands)
Accounts receivable	$332	$374
Accounts payable	315	4,647
Accrued merchant payable	2,491	6,022
Accrued expenses	30	—

The following table summarizes the related party transactions with other affiliates of Blackstone, reflected in our consolidated statements of operations:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net revenue	$13,348	$23,966	$22,098
Cost of revenue	—	15,144	30,166
Selling, general and administrative expense	760	2,354	2,913
Marketing expense	—	70	54

16.	Fair Value Measurements

The following table shows the fair value of our assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2012 and 2011, which are classified as cash and cash equivalents, other current assets, other current liabilities and other non-current liabilities in our consolidated balance sheets.

	Fair Value Measurements as of
	December 31, 2012				December 31, 2011
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:	(in thousands)				(in thousands)
Money market funds	$—	$—	$—	$—	$36,002	$36,002	$—	$—
Foreign currency hedges	$—	$—	$—	$—	$991	$991	$—	$—

Liabilities:
Foreign currency hedges	$2,396	$2,396	$—	$—	$495	$495	$—	$—
Interest rate swaps	$276	$—	$276	$—	$586	$—	$586	$—

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the year ended December 31, 2012. These non-financial assets, which included the goodwill and trademarks and trade names associated with Orbitz and the trademarks and trade names associated with CheapTickets were required to be measured at fair value in connection with the annual impairment test we performed on our goodwill and trademarks and trade names for the year ended December 31, 2012 (see Note 4 - Goodwill and Intangible Assets).

		Fair Value Measurements Using
	Balance at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
	(in thousands)
Goodwill - Americas	$345,388	$—	$—	$345,388	$(301,912)
Trademarks and trade names	$83,065	$—	$—	$83,065	$(17,635)
Customer relationships	$—	$—	$—	$—	$(1,625)

The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis during the year ended December 31, 2011. These non-financial assets, which included the goodwill and trademarks and trade names associated with our HotelClub reporting unit as well as the trademarks and trade names associated with our Orbitz brand, were required to be measured at fair value in connection with the annual impairment test we performed on our goodwill and trademarks and trade names in the fourth quarter of 2011 (see Note 4 - Goodwill and Intangible Assets).

		Fair Value Measurements Using
	Balance at October 1, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
	(in thousands)
Goodwill - HotelClub	$—	$—	$—	$—	$(29,762)
Trademarks and trade names	$99,546	$—	$—	$99,546	$(20,129)

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued merchant payable and accrued expenses, the carrying value approximates or equals fair value due to their short-term nature.

The carrying value of the Term Loan was $440.0 million at December 31, 2012, compared with a fair value of $425.7 million. At December 31, 2011, the carrying value of the Term Loan was $472.2 million, compared with a fair value of $415.5 million. The fair values were determined based on quoted market ask prices, which is classified as a Level 2 measurement.

17.	Segment Information

We determine operating segments based on how our chief operating decision maker manages the business, including making operating decisions and evaluating operating performance. We operate in one segment and have one reportable segment.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

We maintain operations in the United States, United Kingdom, Australia, Germany, Sweden, France, Finland, Ireland, Switzerland and other international territories. The table below presents net revenue by geographic area: the United States and all other countries. Net revenue is based on the location of the legal entity through which the booking is processed.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net revenue
United States	$562,026	$546,840	$579,386
All other countries	216,770	219,979	178,101
Total	$778,796	$766,819	$757,487

The table below presents property and equipment, net, by geographic area.

	December 31, 2012	December 31, 2011
	(in thousands)
Long-lived assets
United States	$126,233	$134,703
All other countries	6,311	6,999
Total	$132,544	$141,702

18.	Quarterly Financial Data (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information.

	Three Months Ended
	December 31, 2012 (a)	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, except per share data)
Net revenue	$189,737	$198,303	$200,977	$189,779
Cost and expenses	495,388	173,393	186,105	185,835
Operating income/(loss)	(305,651)	24,910	14,872	3,944
Net income/(loss)	(314,629)	14,818	4,584	(6,511)
Basic net income/(loss) per share	$(2.96)	$0.14	$0.04	$(0.06)
Diluted net income/(loss) per share	$(2.96)	$0.14	$0.04	$(0.06)

	Three Months Ended
	December 31, 2011 (a)	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands, except per share data)
Net revenue	$177,146	$202,924	$201,826	$184,923
Cost and expenses	214,500	180,064	181,989	185,555
Operating income/(loss)	(37,354)	22,860	19,837	(632)
Net income/(loss)	(46,505)	11,233	8,888	(10,893)
Basic net income/(loss) per share	$(0.44)	$0.11	$0.09	$(0.11)
Diluted net income/(loss) per share	$(0.44)	$0.11	$0.08	$(0.11)

(a)
During the three months ended December 31, 2012 and 2011, we recorded non-cash impairment charges related to goodwill and intangible assets of $321.2 million and $49.9 million, respectively (see Note 4 - Goodwill and Intangible Assets).

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
	(in thousands)
Tax Valuation Allowance
Year Ended December 31, 2012	$298,860	$(530)	$(1,522)	(a)	$—	$296,808
Year Ended December 31, 2011	312,520	1,651	(15,311)	(b)	—	298,860
Year Ended December 31, 2010	329,868	3,344	(20,692)	(a)	—	312,520

(a)
Represents foreign currency translation adjustments to the valuation allowance and reclassification adjustments between our gross deferred tax assets and the corresponding valuation allowance and the effects of a U.K. tax rate change.

(b)
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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our Chief Executive Officer ("CEO") and our Interim Chief Financial Officer ("CFO"). Based on that evaluation, because of the material weakness in internal control over financial reporting described below, our management concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective. We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting other than as described below in Management's Annual Report on Internal Control over Financial Reporting.

Management's Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting is the process designed by, or under the supervision of, our CEO and Interim CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As of December 31, 2012, our management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria in Internal Control - Integrated Framework, established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2012, as a result of the material weakness discussed below.

Ineffective Information Technology Controls:  Our management identified a number of deficiencies related to the design and operating effectiveness of certain information technology ("IT") general and application controls that have a direct impact on our financial reporting. Based on the nature and interrelationship of the noted deficiencies, our management concluded that these deficiencies, when considered in the aggregate, resulted in a reasonable possibility that a material misstatement in our interim or annual financial statements would not be prevented or detected on a timely basis.

Specifically, the following material weakness existed as of December 31, 2012: Policies and procedures over IT program development and change management do not operate at a sufficient level to ensure all changes affecting the financial statements and underlying accounting records and key reports are identified, authorized, tested and implemented appropriately. In addition, certain deficiencies were noted in automated, application and manual business controls and processes that are dependent on controlled access to system functionality and information for their effective operation and, as a result, financial information may not be accurately reflected in key reports or in the general ledger. These IT-dependent controls include controls over the replication of data between IT applications, such as data completeness, input controls and validity checks, which impact our account reconciliations and the preparation of journal entries for certain key accounts.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the financial statements contained in this Annual Report on Form 10-K and issued an adverse opinion on the effectiveness of our internal control over financial reporting, which report is included herein.

Remediation Plan

We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. Since late 2011, we have devoted significant effort to improving the quality of the controls surrounding our IT systems and processes. In addition, we are continuing the development of our internally generated subledger reporting system. Until the material weakness is remediated, we will continue to perform additional procedures to reasonably assure the reliability of financial reporting and the preparation of our consolidated financial statements contained in future periodic filings.

During 2012, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weakness described above.

•
We instituted a comprehensive plan to design, document, implement and test the IT general and application controls that we believe will result in the remediation of the material weakness in the Company's internal control over financial reporting. We expect to achieve operational effectiveness of these controls in 2013.

•	We have implemented key portions of our subledger reporting system that have, and will continue to strengthen our controls surrounding account reconciliations and journal entries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orbitz Worldwide, Inc.
Chicago, Illinois

We have audited Orbitz Worldwide, Inc. and subsidiaries (the “Company's”) internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment identified certain control deficiencies related to ineffective information technology controls. The aggregation of these deficiencies represents a material weakness in the Company's internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and our report dated March 5, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 5, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” in the 2013 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

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

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation,” “Summary Compensation Table” and “Director Compensation” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included in Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Person Transactions” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance — Independence of Directors” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Deloitte & Touche LLP” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements: The following financial statements are included in Item 8 herein:

(a)(2)	Financial Statement Schedules: The following financial statement schedule is included in Item 8 herein:

Schedule II. Valuation and Qualifying Accounts	90
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

ORBITZ WORLDWIDE, INC

Date:	March 5, 2013	By:	/s/ Barney Harford
Barney Harford
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 5, 2013	By:	/s/ Barney Harford
Barney Harford
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 5, 2013	By:	/s/ David Belmont
David Belmont
Interim Chief Financial Officer
(Principal Financial Officer)

Date:	March 5, 2013	By:	/s/ Thomas L. Kram
Thomas L. Kram
Group Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 5, 2013	By:	/s/ Jeff Clarke
Jeff Clarke
Chairman of the Board of Directors

Date:	March 5, 2013	By:	/s/ Martin J. Brand
Martin J. Brand
Director

Date:	March 5, 2013	By:	/s/ Mark S. Britton
Mark S. Britton
Director

Date:	March 5, 2013	By:	/s/ Kenneth S. Esterow
Kenneth S. Esterow
Director

Date:	March 5, 2013	By:	/s/ Robert L. Friedman
Robert L. Friedman
Director

Date:	March 5, 2013	By:	/s/ Bradley T. Gerstner
Bradley T. Gerstner
Director

Date:	March 5, 2013	By:	/s/ Jill A. Greenthal
Jill A. Greenthal
Director

Date:	March 5, 2013	By:	/s/ Kristina M. Leslie
Kristina M. Leslie
Director

Date:	March 5, 2013	By:	/s/ Jaynie Miller Studenmund
Jaynie Miller Studenmund
Director

EXHIBIT INDEX

Exhibit No.		Description

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

10.10
Second Amendment to Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.12 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).

10.11
Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).

10	.12†
Letter Agreement, dated as of February 1, 2011, between Orbitz Worldwide, Inc. and Travelport, LP (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2011).

10.13
Letter Agreement, dated as of December 27, 2011, between Orbitz Worldwide, Inc. and Travelport Limited (incorporated by reference to Exhibit 10.24 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K/A, Amendment No. 1, for the Fiscal Year ended December 31, 2011).

Exhibit No.		Description
10	.14†
Master License Agreement, dated as of July 23, 2007, by and among Galileo International Technology, LLC, Galileo International, LLC, Orbitz, LLC, ebookers Limited, Donvand Limited, Travelport for Business, Inc., Orbitz Development, LLC and Neat Group Corporation (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).

10	.15†
Master Supply and Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).

10.16
Amendment No. 1, dated as of December 31, 2009, to Master Supply and Services Agreement, dated as of July 23, 2007, among Orbitz Worldwide, LLC, Octopus Travel Group Limited and Donvand Limited (incorporated by reference to Exhibit 10.20 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009).

10	.17†
Letter Agreement, dated as of February 1, 2011, by and between Orbitz Worldwide, Inc. and ITA Software, Inc. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2011).

10	.18†
Software License Agreement, dated as of April 1, 2011, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2011).

10	.19†
Letter Agreement, dated as of November 15, 2010, by and between Orbitz Worldwide, LLC and Google Inc., related to Software License Agreement, dated as of April 1, 2011, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2011).

10	.20†
Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).

10	.21†
First Amendment, dated as of February 8, 2008, to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended March 31, 2008).

10.22
Second Amendment, dated as of April 4, 2008, to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended June 30, 2008).

10	.23†
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

10.24
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

10.25
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

10	.26†
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

10.27
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
10.28
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

10.29
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

10.30
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

10.31
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

10.32
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

10.33
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

10.34
Fifteenth Amendment, dated as of October 11, 2011, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10.35
Sixteenth Amendment, dated as of October 11, 2011, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10.36
Seventeenth Amendment, dated as of August 29, 2012, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10.37
Eighteenth Amendment, dated as of October 5, 2012, to Subscriber Services Agreement, dated as of July 23, 2007, between Travelport, LP (f/k/a Travelport International, L.L.C.), Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) and Orbitz Worldwide, LLC. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.38†
Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 27, 2007).

10	.39†
Amendment, effective as of January 17, 2008, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.16 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007).

10	.40†
First Amended UltraDirect Services Schedule to the Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2010).

Exhibit No.		Description
10	.41†
First Amended Pricing Schedule to the Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2010).

10	.42†
Second Amended UltraDirect Services Schedule to the Master Services Agreement, effective as of July 1, 2012, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.43†
Second Amended Pricing Schedule (UltraDirect) to the Master Services Agreement, effective as of July 1, 2012, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.44*
Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated, effective June 12, 2012 (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A, Amendment No. 1, filed on July 20, 2012).

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
Letter Agreement, dated as of December 27, 2010, between Orbitz Worldwide, Inc. and Russell Hammer (incorporated by reference to Exhibit 10.48 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

10	.49*
Letter Agreement, dated as of February 11, 2011, between Orbitz Worldwide, Inc. and Russell Hammer (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2011).

10	.50*
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

10	.53*
Amendment to Letter Agreement dated March 29, 2010 between Orbitz Worldwide, Inc. and Samuel M. Fulton (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 12, 2011).

10	.54*
Letter Agreement dated June 18, 2010 by and between Orbitz Worldwide, Inc. and Chris Orton (incorporated by reference to Exhibit 10.70 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10	.55*
Amendment to Letter Agreement dated August 11, 2011 by and between Orbitz Worldwide, Inc. and Chris Orton (incorporated by reference to Exhibit 10.71 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10	.56*
Contract of Employment dated April 28, 2009 by and between Ebookers Limited and Tamer Tamar (incorporated by reference to Exhibit 10.72 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10	.57*
Amendment to Employment Agreement dated December 28, 2011 by and between Orbitz Worldwide, Inc. and Tamer Tamar (incorporated by reference to Exhibit 10.73 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10	.58*	Amendment to Employment Agreement dated January 11, 2013 by and between Ebookers Limited and Tamer Tamar.
10	.59*	Letter Agreement, dated June 23, 2009, between Orbitz Worldwide, Inc. and Roger Liew.
10	.60*	Addendum to Offer Letter, dated July 2, 2009, between Orbitz Worldwide, Inc. and Roger Liew.

Exhibit No.		Description
10	.61*	Amendment to Letter Agreement, dated October 3, 2012, between Orbitz Worldwide, Inc. and Roger Liew.
10	.62*
Letter Agreement, dated July 5, 2012, between Orbitz Worldwide, Inc. and David Belmont (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.63*	Letter Agreement, dated November 5, 2012, between Orbitz Worldwide, Inc. and Mitch Marcus.
10	.64*	Letter Agreement, dated January 17, 2013, between Orbitz Worldwide, Inc. and David Belmont.
10	.65*
Form of Option Award Agreement (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).

10	.66*
Form of Option Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.15 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).

10	.67*	Form of Stock Option Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.68*	Form of Stock Option Award Agreement (Executive Officers) - 2010 Stock Option Exchange (incorporated by reference to Exhibit (d)(2) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).
10	.69*	Form of Stock Option Award Agreement (Executive Officers) - 2010 Stock Option Exchange (incorporated by reference to Exhibit (d)(3) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).
10	.70*
Form of Stock Option Award Agreement (Converted Travelport Equity) - 2010 Stock Option Exchange (incorporated by reference to Exhibit (d)(4) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).

10	.71*
Form of Option Award Agreement (Senior Vice Presidents) (incorporated by reference to Exhibit 10.10 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.72*
Form of Option Award Agreement (Group Vice Presidents) (incorporated by reference to Exhibit 10.14 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.73*
Form of Restricted Stock Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.13 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).

10	.74*
Form of Restricted Stock Unit Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.14 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).

10	.75*	Form of Restricted Stock Unit Award Agreement for Senior Management (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
10	.76*	Form of Restricted Stock Unit Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.77*
Form of Restricted Stock Unit Award Agreement (Senior Vice Presidents) (incorporated by reference to Exhibit 10.8 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.78*
Form of U.K. Restricted Stock Unit Award Agreement (Senior Vice Presidents) (incorporated by reference to Exhibit 10.11 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.79*
Form of Restricted Stock Unit Award Agreement (Group Vice Presidents) (incorporated by reference to Exhibit 10.13 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.80*
Form of CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).

10	.81*
Form of Performance-Based Restricted Stock Unit Award Agreement - 2008 Equity Grants (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).

Exhibit No.		Description
10	.82*
Form of Performance-Based Restricted Stock Unit Award Agreement (Chief Executive Officer) - 2010 Equity Grants (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).

10	.83*
Form of Performance-Based Restricted Stock Unit Award Agreement (Executive Officers) -  2010 Equity Grants (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).

10	.84*
Form of Performance-Based Restricted Stock Unit Award Agreement (Senior Vice Presidents) (incorporated by reference to Exhibit 10.9 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.85*
Form of U.K. performance-based restricted stock unit award agreement (Senior Vice Presidents) (incorporated by reference to Exhibit 10.12 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.86*
Amended and Restated Orbitz Worldwide, Inc. Performance-Based Annual Incentive Plan, as amended and restated, effective June 12, 2012 (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 15, 2012).

10	.87*	Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan, as amended and restated, effective January 1, 2013.
10	.88*	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
21		List of Subsidiaries.
23		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS#	XBRL Instance Document
101	.SCH#	XBRL Taxonomy Extension Schema Document
101	.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

*	Indicates a management contract or compensatory plan or arrangement.

#
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.