Form 10-K/A
period 2012-12-31
Orbitz Worldwide, Inc.
filed 2013-04-30
CIK 1394159

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

Explanatory Note

The purpose of this Amendment No. 1 to Orbitz Worldwide, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 5, 2013, is to include additional disclosure under Part I, Item 1, “Business,” under the heading “Iran Sanctions Related Disclosure.” The additional disclosure was included in the Annual Reports on Forms 10-K of certain of our affiliates that were filed after March 5, 2013. Except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original filing.

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the Securities and Exchange Commission (“SEC”) defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2012. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.

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

We were also notified that Travelport, which “controls” us and is therefore an “affiliate” of ours (as each term is interpreted by the SEC for purposes of Section 13(r) of the Exchange Act), included the disclosure reproduced below in its annual report on Form 10-K as filed with the SEC on March 12, 2013. We have not independently verified or participated in the preparation of this disclosure.

Travelport Disclosure:

"Iran Sanctions Disclosure

The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Exchange Act.

As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets

Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

The gross revenue and net profit attributable to these activities in 2012 were approximately $127,000 and $45,000, respectively."

The Blackstone Group also informed us that SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. (collectively, “SunGard”), which may be considered affiliates of The Blackstone Group, included the disclosure reproduced below in their annual reports on Forms 10-K as filed with the SEC on March 20, 2013, as required by Section 13(r) of the Exchange Act (the “SunGard Disclosure”). We have no involvement in or control over the activities of SunGard, any of its predecessor companies or any of its subsidiaries, but because both we and SunGard are controlled by The Blackstone Group, we are considered an “affiliate” of SunGard for the purposes of Section 13(r) of the Exchange Act. We have not independently verified or participated in the preparation of the SunGard Disclosure.

SunGard Disclosure:

“Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the recently enacted Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”) added section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requiring a public reporting issuer to disclose in its periodic reports whether it or any of its affiliates have knowingly engaged in specified activities, transactions or dealings relating to Iran or with certain designated parties. Issuers must also file a notice with the SEC that such activities have been disclosed, which notice will be posted on the SEC website and sent to the U.S. President and certain U.S. Congressional committees. In some circumstances, the U.S. President is then required to investigate the information reported and determine whether sanctions should be imposed.

Pursuant to Section 13(r)(1)(D)(i) of the Exchange Act, we note that during 2012 a U.K. subsidiary of ours provided certain limited disaster recovery services and hosted co-location of some hardware at our premises in London for Bank Saderat PLC, a bank incorporated and based in the UK. Bank Saderat PLC is identified on the U.S. Treasury Department's List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224. The intent of the services was to facilitate the ability of the UK-based employees of Bank Saderat PLC to continue local operations in the event of a disaster or other unplanned event in the UK, including use of shared work space and recovery of the Bank's local UK data. The gross revenue and net profits attributable to these activities in 2012 was £16,300 and approximately £5,700, respectively. During 2012, no disaster or unplanned event occurred causing Bank Saderat PLC to make use of our recovery facilities in London, but Bank Saderat PLC did perform annual testing on-site. Our subsidiary has terminated this contract in the first quarter of 2013, and we do not otherwise intend to enter into any Iran-related activity.

Additionally, because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, certain of our Sponsors and the companies in which their affiliated funds are invested (“portfolio companies”) may be deemed to be affiliates of ours. Accordingly, we note that affiliates of two of our Sponsors, KKR & Co. L.P. and The Blackstone Group L.P., have included information in their respective Annual Reports on Form 10-K, as required by Section 219 of the ITRSHRA and Section 13(r) of the Exchange Act, regarding activities of their respective portfolio companies. These disclosures are reproduced on Exhibit 99.1 of this [SunGard's] report, which disclosures are hereby incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures described in those filings. To the extent any of our Sponsors make additional disclosures under Section 13(r), we will provide updates in our subsequent periodic filings.”

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements: The following financial statements were included in Item 8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 5, 2013:

(a)(2)
Financial Statement Schedules: The following financial statement schedule was included in Item 8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 5, 2013:

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

ORBITZ WORLDWIDE, INC

Date:	April 30, 2013	By:	/s/ Barney Harford
Barney Harford
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.		Description

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

10	.58*‡	Amendment to Employment Agreement dated January 11, 2013 by and between Ebookers Limited and Tamer Tamar.
10	.59*‡	Letter Agreement, dated June 23, 2009, between Orbitz Worldwide, Inc. and Roger Liew.
10	.60*‡	Addendum to Offer Letter, dated July 2, 2009, between Orbitz Worldwide, Inc. and Roger Liew.

Exhibit No.		Description
10	.61*‡	Amendment to Letter Agreement, dated October 3, 2012, between Orbitz Worldwide, Inc. and Roger Liew.
10	.62*
Letter Agreement, dated July 5, 2012, between Orbitz Worldwide, Inc. and David Belmont (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.63*‡	Letter Agreement, dated November 5, 2012, between Orbitz Worldwide, Inc. and Mitch Marcus.
10	.64*‡	Letter Agreement, dated January 17, 2013, between Orbitz Worldwide, Inc. and David Belmont.
10	.65*
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

10	.87*‡	Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan, as amended and restated, effective January 1, 2013.
10	.88*	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
21	‡	List of Subsidiaries.
23	‡	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32	.1‡	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2‡	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS#‡	XBRL Instance Document
101	.SCH#‡	XBRL Taxonomy Extension Schema Document
101	.CAL#‡	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF#‡	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB#‡	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE#‡	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Previously filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 5, 2013.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

*	Indicates a management contract or compensatory plan or arrangement.

#
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.