Form 10-Q
period 2013-03-31
Orbitz Worldwide, Inc.
filed 2013-05-09
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of April 30, 2013, 105,454,393 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2012 Annual Report on Form 10-K filed on March 5, 2012, as amended by the Form 10-K/A filed on April 30, 2013, with the Securities and Exchange Commission and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Net revenue	$202,860	$189,779
Cost and expenses:
Cost of revenue	41,294	36,116
Selling, general and administrative	72,364	70,313
Marketing	74,936	65,528
Depreciation and amortization	14,499	13,878
Impairment of property and equipment	2,577	—
Total operating expenses	205,670	185,835
Operating income/(loss)	(2,810)	3,944
Other expense:
Net interest expense	(9,529)	(9,955)
Other expense	—	(44)
Total other expense	(9,529)	(9,999)
Loss before income taxes	(12,339)	(6,055)
Provision/(benefit) for income taxes	(158,539)	456
Net income/(loss)	$146,200	$(6,511)

Net income/(loss) per share - basic:
Net income/(loss) per share	$1.38	$(0.06)
Weighted-average shares outstanding	106,294,089	104,812,523

Net income/(loss) per share - diluted:
Net income/(loss) per share	$1.34	$(0.06)
Weighted-average shares outstanding	108,962,383	104,812,523

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income/(loss)	$146,200	$(6,511)
Other comprehensive income/(loss):
Currency translation adjustment	10,164	(4,427)
Unrealized gain/(loss) on floating to fixed interest rate swaps (net of tax of $2,558 and $0)	(2,282)	133
Other comprehensive income/(loss)	7,882	(4,294)
Comprehensive income/(loss)	$154,082	$(10,805)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$219,768	$130,262
Accounts receivable (net of allowance for doubtful accounts of $1,098 and $903, respectively)	99,244	75,789
Prepaid expenses	17,914	11,018
Due from Travelport, net	14,439	5,617
Other current assets	12,846	3,072
Total current assets	364,211	225,758
Property and equipment (net of accumulated depreciation of $297,533 and $297,618)	124,531	132,544
Goodwill	345,388	345,388
Trademarks and trade names	90,511	90,790
Other intangible assets, net	650	830
Deferred income taxes, non-current	152,016	6,773
Restricted cash	89,509	24,485
Other non-current assets	24,197	7,746
Total Assets	$1,191,013	$834,314
Liabilities and Shareholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$27,123	$21,485
Accrued merchant payable	417,521	268,589
Accrued expenses	137,519	118,329
Deferred income	56,347	34,948
Term loan, current	13,500	24,708
Other current liabilities	3,816	5,365
Total current liabilities	655,826	473,424
Term loan, non-current	436,500	415,322
Tax sharing liability	67,522	70,912
Other non-current liabilities	16,926	17,319
Total Liabilities	1,176,774	976,977
Commitments and contingencies (see Note 4)
Shareholders’ Equity/(Deficit):
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 105,179,337 and 105,119,044 shares issued, respectively	1,052	1,051
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,044,285	1,041,466
Accumulated deficit	(1,036,424)	(1,182,624)
Accumulated other comprehensive income/(loss) (net of accumulated tax benefit of $0 and $2,558)	5,378	(2,504)
Total Shareholders’ Equity/(Deficit)	14,239	(142,663)
Total Liabilities and Shareholders’ Equity/(Deficit)	$1,191,013	$834,314

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income/(loss)	$146,200	$(6,511)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	14,499	13,878
Impairment of property and equipment	2,577	—
Amortization of unfavorable contract liability	(895)	(1,110)
Non-cash net interest expense	3,574	3,810
Deferred income taxes	(158,667)	212
Stock compensation	2,644	1,716
Changes in assets and liabilities:
Accounts receivable	(24,801)	(15,863)
Due from Travelport, net	(8,974)	(14,066)
Accounts payable, accrued expenses and other current liabilities	23,011	3,973
Accrued merchant payable	151,515	106,523
Deferred income	21,814	19,239
Other	3,757	(13,048)
Net cash provided by operating activities	176,254	98,753
Investing activities:
Property and equipment additions	(8,264)	(12,550)
Changes in restricted cash	(65,323)	(650)
Net cash used in investing activities	(73,587)	(13,200)
Financing activities:
Payments on and retirement of term loan	(440,030)	(32,183)
Issuance of long-term debt, net of issuance costs	434,068	—
Employee tax withholdings related to net share settlements of equity-based awards	(21)	(24)
Proceeds from exercise of employee stock options	196	—
Payments on tax sharing liability	(4,448)	(3,734)
Payments on note payable	—	(57)
Net cash used in financing activities	(10,235)	(35,998)
Effects of changes in exchange rates on cash and cash equivalents	(2,926)	1,939
Net increase in cash and cash equivalents	89,506	51,494
Cash and cash equivalents at beginning of period	130,262	136,171
Cash and cash equivalents at end of period	$219,768	$187,665
Supplemental disclosure of cash flow information:
Income tax payments, net	$159	$815
Cash interest payments	$5,451	$9,475
Non-cash investing activity:
Capital expenditures incurred not yet paid	$3,129	$481

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Basis of Presentation

Description of the Business

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

In 2006, affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures acquired Travelport Limited (“Travelport”), a unit of Cendant that comprised its travel distribution services businesses, which included the businesses that we now own and operate as well as other travel distribution businesses. In 2007, our businesses were separated from the rest of the Travelport businesses, placed in a newly formed company, Orbitz Worldwide, Inc., which was incorporated in Delaware on June 18, 2007, and then became a public company. Our common stock trades on the New York Stock Exchange under the symbol “OWW.”

At March 31, 2013 and December 31, 2012, there were 105,154,100 and 105,093,807 shares of our common stock outstanding, respectively, of which approximately 53% were beneficially owned by Travelport and the investment funds that indirectly control Travelport. On April 15, 2013, following the completion of the Travelport comprehensive refinancing plan (the “Travelport Refinancing”), Orbitz Worldwide, Inc. is no longer a “controlled company” as defined in Section 303A of the New York Stock Exchange listing rules. Because of the Travelport Refinancing, Blackstone no longer beneficially owns, directly or indirectly through voting control of its affiliates (including Travelport), in excess of 50% of our outstanding common stock.

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz and CheapTickets in the Americas; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We also own and operate Orbitz for Business, a corporate travel company, and Orbitz Worldwide Distribution group delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

Basis of Presentation

The accompanying condensed consolidated financial statements of Orbitz Worldwide, Inc. and subsidiaries ("Orbitz," the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments, composed of normal recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Term Loans and Revolving Credit Facility

On March 25, 2013, we entered into a $515.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a four and one-half year $150.0 million term loan (“Tranche B Term Loan”) maturing September 25, 2017, a six year $300.0 million term loan (“Tranche C Term Loan”) maturing March 25, 2019 (collectively, the “Term Loans”) and a four and one-half year $65.0 million revolving credit facility maturing September 25, 2017 (the “Revolver”).

We used $400.0 million of proceeds from the Term Loans, along with cash on hand, to repay the balance outstanding under the 2007 Credit Agreement (described below) and to pay certain fees and expenses incurred in connection with the Credit Agreement. The remaining $50.0 million of proceeds from the Term Loans were placed in restricted accounts to cash collateralize certain letters of credit and similar instruments issued, or to be issued, and included in Restricted cash on our condensed consolidated balance sheet. There were no borrowings under the revolver at the time we closed the Credit Agreement transaction.

Term Loans

The Tranche B Term Loan bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 6.00% per annum, or the Base Rate plus 5.00% per annum. The Tranche C Term Loan bears interest at a variable rate, at our option, of the Eurocurrency Rate plus 6.75% per annum or the Base Rate plus 5.75% per annum. The Eurocurrency Rate is equal to the LIBOR rate as determined by the British Bankers Association (adjusted for any applicable statutory reserves as defined in the Credit Agreement) and with respect to the Term Loans shall not be less than 1.25% per annum. The Base Rate for any day is equal to the greater of (a) the Fed Funds Rate in effect plus 0.5%, (b) the Credit Suisse AG prime rate, and (c) the one-month Eurocurrency Rate.

The Tranche B and Tranche C Term Loans are payable in quarterly installments of $3.75 million and $0.75 million, respectively, beginning September 30, 2013, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loans. In addition, we are required, subject to certain exceptions, to make prepayments on the Term Loans (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain leverage ratios) of the prior year's excess cash flow, as defined in the Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement. If required, the first excess cash flow payment will be made from our excess cash flow for the period July 1, 2013 to December 31, 2013.

The change in the term loans during the three months ended March 31, 2013 was as follows:

Amount
(in thousands)
Balance at January 1, 2013 (current and non-current)	$440,030
Prepayment from excess cash flow under the 2007 Credit Agreement	(24,708)
Repayment of term loan under the 2007 Credit Agreement	(415,322)
Sub-total 2007 Credit Agreement	—
Proceeds from issuance of Term Loans	450,000
Balance at March 31, 2013 (current and non-current)	$450,000

At March 31, 2013, the Term Loans had a variable interest rate based on LIBOR rates, resulting in a weighted-average interest rate of 7.75%, excluding the impact of the amortization of deferred financing fees.

Based on our current financial projections for the six months ending December 31, 2013, we estimate that we will not be required to make a prepayment from excess cash flow in the first quarter of 2014 due to the seasonal fluctuations in our business. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of March 31, 2013.

The table below shows the aggregate maturities of the Term Loans over the remaining term of the Credit Agreement, excluding any mandatory prepayments that could be required under the Term Loans beyond the first quarter of 2014. The

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2014 is not reasonably estimable as of March 31, 2013.

Year	(in thousands)
2013	$9,000
2014	18,000
2015	18,000
2016	18,000
2017	100,500
Thereafter	286,500
Total	$450,000

Revolver

The Revolver provides for borrowings and letters of credit up to $65.0 million, through which our revolving lenders have agreed to issue up to $50.0 million in letters of credit. The Revolver bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 5.50% per annum or the Base Rate plus a margin of 4.50% per annum. The margin is subject to step down by 0.25% per annum based on our total leverage ratio, as defined in the Credit Agreement. We pay a letter of credit fee in the amount of the Eurocurrency Rate on all outstanding letters of credit and we incur a facility fee of 0.50% per annum on all loans, letters of credit and any unused amounts on the Revolver. At March 31, 2013 there were no outstanding borrowings or letters of credit issued under the Revolver.

Credit Agreement Terms

The Term Loans and Revolver are both secured by substantially all of our domestic subsidiaries' tangible and intangible assets, including a pledge of 100% of the outstanding capital stock or other equity interests of substantially all of our direct and indirect domestic subsidiaries and 65% of the capital stock or other equity interests of certain of our foreign subsidiaries, subject to certain exceptions. The Term Loans and Revolver are also guaranteed by substantially all of our domestic subsidiaries.

The Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness or enter into guarantees; enter into sale/leaseback transactions; make investments, loans or acquisitions; grant or incur liens on our assets; sell our assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments.

The Credit Agreement requires us to maintain a minimum interest coverage ratio and not to exceed a maximum first lien leverage ratio, each as defined in the Credit Agreement. The minimum interest coverage ratio that we are required to maintain for the term of the Credit Agreement is 2.5 to 1. The maximum first lien leverage ratio that we were required not to exceed was 4.25 to 1 at March 31, 2013. As of March 31, 2013, we were in compliance with all covenants and conditions of the Credit Agreement.

We incurred an aggregate of $16.7 million of debt issuance costs in connection with the Term Loans and Revolver, which are included in Other non-current assets on the condensed consolidated balance sheet. These costs will be amortized to interest expense over the contractual terms of the Term Loans and Revolver.

2007 Credit Agreement

On March 25, 2013, we used proceeds from the issuance of the Term Loans and existing cash on hand to pay in full the amount outstanding relating to the 2007 Credit Agreement, which included a term loan facility and a revolving credit facility. Upon repayment, the 2007 Credit Agreement was terminated with no amounts due, outstanding borrowings or issued letters of credit.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of March 31, 2013, the estimated remaining payments that may be due under this agreement were approximately $119.5 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $84.1 million and $86.1 million at March 31, 2013 and December 31, 2012, respectively. The change in the tax sharing liability for the three months ended March 31, 2013 was as follows:

Amount
(in thousands)
Balance at January 1, 2013 (current and non-current)	$86,138
Accretion of interest expense (a)	2,367
Cash payments	(4,448)
Balance at March 31, 2013 (current and non-current)	$84,057

(a)	We accreted interest expense related to the tax sharing liability of $2.4 million and $3.6 million for the three months ended March 31, 2013 and 2012, respectively.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $16.5 million and $15.2 million was included in Accrued expenses in our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively. The long-term portion of the tax sharing liability of $67.5 million and $70.9 million was reflected as Tax sharing liability in our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

4.	Commitments and Contingencies

Our commitments as of March 31, 2013 did not materially change from the amounts set forth in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A, except for the timing of future payments on the Term Loans obtained in March 2013 (see Note 2 - Term Loans and Revolving Credit Facility).

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters.

We are party to various cases brought by municipalities and other state and local governmental entities in the U.S. involving hotel occupancy or related taxes and our merchant hotel business model. Some of the cases are class actions (some of which have been confirmed on a state-wide basis and some which are purported), and most of the cases were brought simultaneously against other online travel companies ("OTCs"), including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions' hotel occupancy tax ordinances, as well as related sales and use taxes. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, failure to pay sales or use tax, and in some cases, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys' fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay interest, penalties, and fines. The proliferation of additional cases could result in substantial additional defense costs.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Davis, Summit, Salt Lake and Weber, Utah; and Aiken and Jasper, South Carolina. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes.

The following taxing authorities have issued assessments which are not final and are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the South Carolina Department of Revenue; Lake County, Indiana; the City of Portland, Oregon; Osceola, Florida; and thirteen taxing jurisdictions in Arizona. These assessments range from $0.02 million to approximately $5.0 million, and total approximately $10.5 million.

Assessments or declaratory rulings that are administratively final and subject to judicial review have been issued by the cities of San Francisco and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade and Broward, Florida; the Indiana Department of Revenue; the Wisconsin Department of Revenue, and the West Virginia Department of Revenue. These assessments range from $0.2 million to approximately $3.2 million, and total approximately $6.9 million. Trial courts rejected the assessments in San Francisco and San Diego, California and Broward, Florida, which account for $5.0 million of this total.

In addition, the Hawaii Department of Taxation recently issued an assessment of $16.8 million for the 2012 taxable year, which is not final and is subject to further review by the taxing authority. The 2012 assessment is in addition to the $58.0 million final assessments issued by the Hawaii Department of Taxation in 2011 and 2012, more than $30.0 million of which was rejected by the Hawaii Tax Court of Appeals. None of the Hawaii assessments issued in 2011 through 2013 have been based on historical transaction data.

The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments that have been made against the Company. If the Company is found to be subject to the hotel occupancy tax ordinance by a taxing authority and appeals the decision in court, certain jurisdictions may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

The OTCs, including Orbitz, have prevailed in the large majority of hotel tax cases that have been decided to date. However, there have been three adverse court decisions against Orbitz and the other OTCs that, if affirmed, could result in significant liability to the Company. Each of these decisions is addressed below.

First, in July 2011, related to the City of San Antonio hotel occupancy tax case, the United States District Court for the Western District of Texas issued its findings of fact and conclusions of law in which it held the defendant OTCs, including Orbitz, liable for hotel occupancy taxes on markup, fees, and breakage revenue, and also imposed penalties and interest. On April 4, 2013, the Court entered judgment against Orbitz in the amount of approximately $4.3 million. The OTCs, including Orbitz, intend to appeal. Because we do not believe a loss is probable given the numerous issues that exist on appeal, we have not accrued any liability related to this case.

Second, in September 2012, the Superior Court of the District of Columbia granted the District's motion for partial summary judgment and denied the OTCs' motion for summary judgment, finding the companies liable for sales tax on hotel reservations dating back to the inception of the merchant model. The Court has not yet determined the amount of damages at issue. Although the Court acknowledged that the District had amended its law in 2011, and that the sales tax law was ambiguous prior to that time, the Court nonetheless found the OTCs liable for merchant model hotel reservations before that date. Because the Court's finding of ambiguity is inconsistent with a determination that the OTCs are liable, we do not believe a loss is probable relating to the pre-amendment case and plan to appeal. Accordingly, we have not accrued any liability relating to the District of Columbia case for the period prior to 2011. Although the Company expects to prevail on this issue, it is possible that we will not prevail, and if that occurs, we estimate that the amount of the judgments the Company would be required to pay could amount to approximately $3.5 million.

Third, in January 2013, the Tax Court of Appeals in Hawaii ruled that the OTCs are subject to Hawaii's general excise tax. The Court also determined that the “splitting provision” contained in the Hawaii general excise tax statute, which limits application of the tax to only the amounts that travel agents receive for their services, does not apply to the transactions at issue. On February 8, 2013, the court entered an order in which it found that Orbitz is required to pay approximately $16.5 million in general excise tax and interest, which represents excise tax both on amounts that Orbitz retains for its services and those amounts that the hotels receive for the rental of their rooms. On March 19, 2013, the Court issued an order in which it also imposed "failure to file" and "failure to pay" penalties on the OTCs. The amount of the penalties awarded by the Court against

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Orbitz has not been officially determined, but is estimated to be approximately $6.7 million. Although Orbitz disagrees with the Court's rulings on general excise tax and intends to appeal them, we have established a reserve of $4.1 million in light of the decision. The $4.1 million reserve represents the amount Orbitz estimates it would owe if the Court had correctly applied the general excise tax splitting provision on merchant reservations and a 25% failure to file penalty imposed on that figure. Orbitz has not reserved for the remainder of the ruling because it believes that the general excise tax splitting provision plainly applies to the transactions in question, and that the award of “failure to pay” penalties is entirely unsupported by the record in the case. Although we believe that it is not probable Orbitz ultimately will be liable for more than $4.1 million as a result of the Court's order, it is possible that Orbitz will not prevail, and if it does not, the amount of any final award of general excise tax, penalties and interest against Orbitz could exceed $23.6 million. Under Hawaii law, Orbitz must pay the total amount of any final assessment to Hawaii prior to appealing the Court's order. Accordingly, on April 29, 2013, Orbitz made a payment to Hawaii of approximately $16.9 million (which represents the $16.5 million amount awarded by the Court on February 8, 2013 and additional interest that subsequently accrued) to appeal the Court's award of general excise tax and interest. Orbitz anticipates that it will need to make an additional payment of approximately $6.7 million to account for the penalty award by mid-year 2013.

In an unrelated matter, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments, and as of March 31, 2013, we had a remaining accrual totaling $11.7 million, which was included within Accrued expenses and Other long-term liabilities in our condensed consolidated balance sheet; in 2010, in connection with a dispute with Trilegiant, we ceased making termination payments.

On August 20, 2012, a putative consumer class action was filed in the United States District Court for the Northern District of California against certain major hotel chains, and the leading OTCs, including Orbitz. The complaint alleged that the hotel chains and OTCs, including Orbitz, violated antitrust and consumer protection laws by entering into agreements in which OTCs agree not to facilitate the reservation of hotel rooms at prices that are less than those found on the hotel chain websites. Following the filing of the initial complaint on August 20, 2012, several dozen additional putative consumer class action complaints were filed in federal courts across the country. These cases were then consolidated for pretrial purposes by the Judicial Panel on Multi-District Litigation and transferred to the United States District Court for the Northern District of Texas. On May 1, 2013, counsel for the Lead Plaintiff filed a Consolidated Amended Complaint. We cannot currently estimate a range of our potential loss if we do not prevail in this litigation.

We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. At March 31, 2013 and December 31, 2012, we had a $5.3 million and $5.2 million accrual related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We cannot estimate our aggregate range of loss in the cases for which we have not recorded an accrual, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

Financing Arrangements

We are required to issue letters of credit and similar instruments to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies primarily to satisfy consumer protection requirements. The majority of these letters of credit were issued by Travelport on our behalf under the terms of the Separation Agreement, as amended (the “Separation Agreement”), entered into in connection with our initial public offering. Travelport is obligated to issue letters of credit on our behalf in an aggregate amount not to exceed $75.0 million (denominated in U.S. dollars) so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock. At March 31, 2013 and December 31, 2012, there were $68.3 million and $72.5 million, respectively, of outstanding letters of credit issued by Travelport on our behalf.

As of April 15, 2013, Travelport and its affiliates no longer owned at least 50% of our voting stock (see Note 1 - Organization and Basis of Presentation) and therefore was no longer obligated to provide letters of credit to us. We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of $50.0 million in proceeds from our recent refinancing held as restricted cash and designated to be used to cash collateralize letters of credit or similar instruments, our $65.0 million revolving credit facility through which our revolving lenders have

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed to issue up to $50.0 million in letters of credit, our $25.0 million multi-currency letter of credit facility, and cash from our balance sheet which can be used to support letters of credit.
During 2012, we secured a multi-currency letter of credit facility (the “Facility”) that terminates in September 2015. The Facility provides for the issuance of letters of credit up to $25.0 million. We pay fees of 25 basis points on outstanding letters of credit and incur a commitment fee of 37.5 basis points on any unused amounts of the Facility. The Facility requires cash to be held in a collateral account in an unrestricted subsidiary equal to 1.03 times the outstanding letters of credit amount plus fees.

The following table shows the amount of letters of credit and similar instruments outstanding by facility, as well as the amounts of our restricted cash balances:

	March 31, 2013			December 31, 2012
	Letters of Credit and Other Credit Support	Restricted Cash		Letters of Credit and Other Credit Support	Restricted Cash
Travelport facility	$68,266	$—		$72,497	$—
Multi-currency letter of credit facility	23,250	24,175		12,763	13,309
Term Loan restricted cash proceeds	4,750	50,000	(a)	—	—
2007 Credit Agreement revolver	—	—		11,228	—
Bank guarantees and surety bonds	14,152	13,687		9,917	9,452
Other	—	1,647		—	1,724
Total	$110,418	$89,509		$106,405	$24,485

(a)	Approximately $45.1 million was available to support additional letters of credit and similar instruments at March 31, 2013.

Total letter of credit fees were $1.8 million for each of the three months ended March 31, 2013 and 2012.

5.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. As of March 31, 2013, 4,619,987 shares were available for future issuance under the Plan.

Restricted Stock Units

We granted 2,244,250 restricted stock units (“RSUs”) during the three months ended March 31, 2013 with a weighted-average grant date fair value per share of $3.34. The fair value of RSUs is amortized on a straight-line basis over the requisite service period of four years.

Performance-Based Restricted Stock Units

We granted 1,833,750 performance-based restricted stock units (“PSUs”) in February 2013 with a fair value per share of $3.34 to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU earned, subject to the satisfaction of a performance condition. The performance condition requires that the Company attain certain performance metrics for fiscal year 2013. Participants can earn between 33% and 100% of the total PSUs awarded based on a straight-line interpolation of the performance criteria. If the minimum performance criteria is not met, each PSU will be forfeited. If this minimum performance condition is met, the PSUs earned will vest annually over a four-year period. As of March 31, 2013, we expect that the performance condition will be partially satisfied, and as such, the fair value of the PSUs expected to be earned are being amortized on a graded basis over the requisite service period of each vesting tranche.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Employee Directors Deferred Compensation Plan

We granted 11,413 deferred stock units to our non-employee directors during the three months ended March 31, 2013 with a weighted-average grant date fair value per share of $5.75. These deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The entire grant date fair value of deferred stock units is recognized on the date of grant.

Compensation Expense

We recognized total equity-based compensation expense of $2.6 million and $1.7 million for the three months ended March 31, 2013 and 2012. As of March 31, 2013, a total of $19.0 million of unrecognized compensation costs related to unvested restricted stock units, unvested stock options and unvested PSUs are expected to be recognized over the remaining weighted-average period of 3.1 years.

6.	Derivative Financial Instruments

Interest Rate Hedges

At March 31, 2013, we had no interest rate swaps outstanding. During March 2013, we terminated our remaining $100.0 million swap in conjunction with the termination of our 2007 Credit Agreement. Our interest rate swaps were the only derivative financial instruments that we had designated as hedging instruments.

The interest rate swaps were reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment was recorded to accumulated other comprehensive income (“AOCI”). The following table shows the fair value of our interest rate swaps:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in thousands)
Interest rate swaps	Other current liabilities	$—	$276

The following table shows the market adjustments recorded during the three months ended March 31, 2013 and 2012:

	Gain in Other Comprehensive Income		(Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2013	2012	2013	2012	2013	2012
			(in thousands)
Interest rate swaps	$276	$133	$(277)	$(238)	$—	$—

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables and intercompany transactions. We primarily hedge our foreign currency exposure to the Pound sterling and the Australian dollar. As of March 31, 2013, we had foreign currency contracts outstanding with a total net notional amount of $282.2 million, all of which matured in April 2013. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in thousands)
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$1,633	$2,396

The following table shows the changes in the fair value of our foreign currency contracts which were recorded as a gain/(loss) in selling, general and administrative expense:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Foreign currency hedges (a)	$9,476	$(5,414)

(a)
We recorded transaction gains/(losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $(11.1) million and $4.3 million for the three months ended March 31, 2013 and 2012, respectively. These transaction gains and losses were included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of these transaction gains and losses, together with the gains and losses incurred on our foreign currency hedges, were gains/(losses) of $(1.6) million and $(1.1) million for the three months ended March 31, 2013 and 2012, respectively.

7.	Accumulated Other Comprehensive Income/(Loss)

AOCI is comprised of currency translation adjustments and unrealized gains/(losses) on interest rate swaps. The change in AOCI by component for the three months ended March 31, 2013 was as follows:

	Currency Translation Adjustment		Interest Rate Swaps
	2013	2012	2013	2012
Balance at January 1,	$(4,786)	$2,361	$2,282	$1,971
Other comprehensive income before reclassifications	10,164	(4,427)	(1)	(105)
Amounts reclassified from AOCI	—	—	(2,281)	238
Net current-period other comprehensive income (a)	10,164	(4,427)	(2,282)	133
Balance at March 31,	$5,378	$(2,066)	$—	$2,104

(a)	Amounts are disclosed net of tax.

The amounts above reclassified from AOCI were included in the condensed consolidated statements of operations line items as follows:

	Currency Translation Adjustment		Interest Rate Swaps
	2013	2012	2013	2012
Net interest expense	$—	$—	$277	$238
Provision/(benefit) for income taxes	—	—	(2,558)	—
Total	$—	$—	$(2,281)	$238

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Net Income/(Loss) per Share

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

The following table presents the weighted-average shares outstanding used in the calculation of net income/(loss) per share:

	Three Months Ended March 31,
Weighted-Average Shares Outstanding	2013	2012
Basic	106,294,089	104,812,523
Diluted effect of:
Restricted stock units	1,729,239	—
Performance-based restricted stock units	938,201	—
Stock options	854	—
Diluted	108,962,383	104,812,523

The following equity awards were not included in the diluted net income/(loss) per share calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
Antidilutive Equity Awards	2013	2012
Stock options	2,697,350	3,264,188
Performance-based restricted stock units	543,333	1,065,250
Restricted stock units	73,500	4,422,811
Total	3,314,183	8,752,249

9.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $14.4 million and $5.6 million at March 31, 2013 and December 31, 2012, respectively. Amounts due to or from Travelport are generally settled on a net basis.

The following table summarizes the related party transactions with Travelport and its subsidiaries, reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net revenue (a)	$22,939	$28,898
Cost of revenue	$(50)	$140
Selling, general and administrative expense	$45	$71
Marketing expense	$8	$—
Interest expense (b)	$1,712	$1,701

(a)	Net revenue includes incentive revenue for segments processed through Galileo and Worldspan. This incentive revenue accounted for more than 10% of our total net revenue.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Interest expense relates to letters of credit issued on our behalf by Travelport (see Note 4 - Commitments and Contingencies).

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

The following table summarizes the related party balances with other affiliates of Blackstone, reflected in our condensed consolidated balance sheets:

	March 31, 2013	December 31, 2012
	(in thousands)
Accounts receivable	$408	$332
Accounts payable	$586	$315
Accrued merchant payable	$4,289	$2,491
Accrued expenses	$—	$30

The following table summarizes the related party transactions with other affiliates of Blackstone, reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net revenue	$3,797	$5,142
Selling, general and administrative expense	$90	$200

As part of the new Credit Agreement entered into in March 2013, we paid $0.3 million in arrangement fees to Blackstone.

10.	Fair Value Measurements

The following table shows the fair value of our assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, which are classified as Cash and cash equivalents and Other current liabilities in our condensed consolidated balance sheets.

	Fair Value Measurements as of
	March 31, 2013				December 31, 2012
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:	(in thousands)
Money market funds	$88,001	$88,001	$—	$—	$—	$—	$—	$—

Liabilities:
Foreign currency hedge liabilities	$1,633	$1,633	$—	$—	$2,396	$2,396	$—	$—
Interest rate swap liabilities	$—	$—	$—	$—	$276	$—	$276	$—

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Both the carrying and fair value of the Term Loans were $450.0 million at March 31, 2013. At December 31, 2012, the carrying value of the term loan as part of the 2007 Credit Agreement was $440.0 million, compared with a fair value of $425.7 million. The fair values were determined based on quoted market ask prices, which is classified as a Level 2 measurement.

11.	Income Taxes

We recorded a tax benefit of $158.5 million for the three months ended March 31, 2013 primarily due to the release of $157.5 million in valuation allowances related to our U.S. federal deferred tax assets. Following completion of our long-term financing arrangement in the first quarter of 2013, which resolved a significant negative factor, and based on recent and expected future taxable income, we believe it is more likely than not our deferred tax assets will be realized. Realization of the net deferred tax assets is not assured and changes in estimated or actual future income could reduce the amount of net deferred tax assets considered realizable. The net deferred tax assets at March 31, 2013 and December 31, 2012 amounted to $162.5 million and $6.8 million, respectively. The majority of the net deferred tax assets relate to U.S. federal taxes.

We have established a liability for future income tax contingencies and liabilities, referred to as unrecognized tax benefits of $4.1 million and $4.1 million at March 31, 2013 and December 31, 2012, respectively, that management believes to be adequate. This liability represents the additional taxes that may be paid when the related items are resolved. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $3.6 million and $0.9 million at March 31, 2013 and December 31, 2012. During the next twelve months, we anticipate a reduction to this liability due to the lapsing of statutes of limitations of approximately $0.5 million, of which $0.1 million would affect our effective tax rate.

In computing the tax provision for the three months ended March 31, 2013, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2013. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three months ended March 31, 2013, and we expect to be able to realize the benefits associated with these losses during the remainder of fiscal year 2013 or we expect to recognize a deferred tax asset related to such losses at December 31, 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2012 Annual Report on Form 10-K filed on March 5, 2013, as amended by the Form 10-K/A filed on April 30, 2013, with the SEC.

EXECUTIVE OVERVIEW

General

We are a leading global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz and CheapTickets in the Americas; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We also own and operate Orbitz for Business, a corporate travel company, and Orbitz Worldwide Distribution group delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.
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
The online travel industry is highly competitive and competition has intensified in recent years. Airlines and hotels have increasingly focused on distributing their products through their own websites, and meta-search and travel research sites have gained in popularity. In fact, some of our competitors have recently announced or completed acquisitions of meta-search companies. We have also seen search engines, such as Google, increase their interest in the online travel vertical.
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
Demand in the air travel industry has strengthened over the past few years driven largely by increased corporate travel demand. In addition, airlines continued to maintain discipline around capacity in 2012. Both of these factors resulted in higher airfares. Higher airfares generally put pressure on leisure travel demand, which represents the majority of air bookings through OTCs. Further consolidation in the airline industry, such as the pending merger between American Airlines and US Airways, could put additional pressure on capacity and air fares in the future.
Suppliers continue to look for ways to decrease their overall distribution costs, which could significantly reduce the net revenue OTCs earn from travel and other ancillary travel products. We have encountered, and expect to continue to encounter, pressure on supplier economics as certain supply agreements are renegotiated.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Increase/ (Decrease)
	2013	2012	$	%
	(in thousands)
Net revenue	$202,860	$189,779	$13,081	7%
Cost and expenses:
Cost of revenue	41,294	36,116	5,178	14%
Selling, general and administrative	72,364	70,313	2,051	3%
Marketing	74,936	65,528	9,408	14%
Depreciation and amortization	14,499	13,878	621	4%
Impairment of property and equipment	2,577	—	2,577	**
Total operating expenses	205,670	185,835	19,835	11%
Operating income/(loss)	(2,810)	3,944	(6,754)	**
Other expense:
Net interest expense	(9,529)	(9,955)	426	(4)%
Other expense	—	(44)	44	(100)%
Total other expense	(9,529)	(9,999)	470	(5)%
Loss before income taxes	(12,339)	(6,055)	(6,284)	**
Provision/(benefit) for income taxes	(158,539)	456	(158,995)	**
Net income/(loss)	$146,200	$(6,511)	$152,711	**

** Not meaningful.

Overall Financial Results

During the first quarter of 2013, we reported net income of $146.2 million, compared with a loss of $6.5 million in the first quarter of 2012. Our overall results reflect a $158.5 million tax benefit largely resulting from the release of our U.S. federal deferred tax valuation allowance. The tax benefit was partially offset by SG&A charges due to impairment of assets, severance and other costs related to the exit of our Away Network and certain other reorganization activities amounting to approximately $6.4 million.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three months ended March 31, 2013 and 2012. Gross bookings, transactions and stayed hotel room nights not only have an impact on our net revenue trends, but these metrics also provide insight to changes in overall travel demand, both industry-wide and on our websites. Air gross bookings are composed of standalone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three Months Ended March 31,		Increase/ (Decrease)
	2013	2012	$	%
	(in thousands)
Gross bookings:
Domestic	$2,424,956	$2,492,564	$(67,608)	(3)%
International	677,625	650,467	27,158	4%
Total gross bookings	$3,102,581	$3,143,031	$(40,450)	(1)%

Standalone air	$2,027,713	$2,202,538	$(174,825)	(8)%
Non-air	1,074,868	940,493	134,375	14%
Total gross bookings	$3,102,581	$3,143,031	$(40,450)	(1)%

Net revenue:
Air	$69,251	$72,244	$(2,993)	(4)%
Hotel	62,923	49,465	13,458	27%
Vacation package	31,677	30,254	1,423	5%
Advertising and media	13,068	11,469	1,599	14%
Other	25,941	26,347	(406)	(2)%
Total net revenue	$202,860	$189,779	$13,081	7%

Net revenue:
Domestic	$150,206	$137,343	$12,863	9%
International	52,654	52,436	218	—%
Total net revenue	$202,860	$189,779	$13,081	7%

Transaction and hotel room night growth/(decline):
Booked transactions	(4)%	1%
Stayed hotel room nights	14%	3%

Gross Bookings

The decrease in domestic gross bookings for the three months ended March 31, 2013 was driven primarily by lower air volume, partially offset by higher air fares, a shift in supplier mix, higher average booking values for hotels and vacation packages and higher volume for hotels, vacation packages and car rentals. The increase in international gross bookings for the three months ended March 31, 2013 was due primarily to higher vacation package and hotel volume, higher average booking values for hotels and higher air pricing, partially offset by lower air volume.

Net Revenue

Net revenue increased $13.1 million or 7% for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. Excluding unfavorable foreign exchange fluctuations, revenue increased by $13.3 million for the three months ended March 31, 2013 from the comparable prior-year period.

Air.  Net revenue from air bookings decreased $3.0 million or 4%, both reported and excluding the impact of foreign currency fluctuations, for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. Domestic air net revenue decreased due primarily to lower volume, largely offset by higher net revenue per transaction and the addition of an airline servicing revenue stream. International air net revenue decreased due primarily to lower volume, with revenue per transaction also contributing to the decrease, although to a lesser extent.

Hotel.  Net revenue from hotel bookings increased $13.5 million or 27% for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $13.6 million for the three months ended March 31, 2013. Domestic hotel net revenue increased due primarily to higher volume, and to a lesser extent, higher net revenue per transaction. International hotel net revenue increased due to growth in hotel volume for both ebookers and HotelClub and higher net revenue per transaction at HotelClub.

Vacation package.  As compared with the three months ended March 31, 2012, net revenue from vacation package bookings for the three months ended March 31, 2013 increased $1.4 million or 5%, both reported and excluding the impact of foreign currency fluctuations. Domestic vacation package net revenue increased driven primarily by higher net revenue per package. International vacation package net revenue increased due to both higher transaction volume and higher net revenue per transaction.

Advertising and media.  Advertising and media net revenue increased $1.6 million or 14%, both reported and excluding the impact of foreign currency fluctuations, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. The increase was driven by higher display advertising.

Other.  Other net revenue is composed primarily of net revenue from travel insurance, car bookings, cruise bookings, and attraction and services. Other net revenue decreased $0.4 million, or 2%, both reported and excluding the impact of foreign currency fluctuations, for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The decrease was primarily driven by lower attraction and services revenue, cruise revenue and insurance revenue, partially offset by higher car rental revenue.

Costs and Expenses

Cost of Revenue

Our cost of revenue is composed of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Three Months Ended March 31,		Increase/ (Decrease)
	2013	2012	$	%
Cost of revenue:	(in thousands)
Customer service costs	$15,678	$12,801	$2,877	22%
Credit card processing fees	16,352	12,795	3,557	28%
Other	9,264	10,520	(1,256)	(12)%
Total cost of revenue	$41,294	$36,116	$5,178	14%

Cost of revenue increased $5.2 million on both a reported and constant currency basis, for the three months ended March 31, 2013 compared with the three months ended March 31, 2012, due primarily to a $3.6 million increase in credit card processing fees due to higher global hotel volume and a $2.9 million increase in customer service costs largely to support the growth in our private label distribution channel , partially offset by lower customer refunds and fraud.

Selling, General and Administrative

Our selling, general and administrative expense is composed of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include professional fees, foreign currency transaction and hedging and other administrative costs.

	Three Months Ended March 31,		Increase/ (Decrease)
	2013	2012	$	%
Selling, general and administrative:	(in thousands)
Wages and benefits (a)	$43,523	$38,270	$5,253	14%
Contract labor (a)	6,055	7,415	(1,360)	(18)%
Network communications, systems maintenance and equipment	6,855	7,123	(268)	(4)%
Other	15,931	17,505	(1,574)	(9)%
Total selling, general, and administrative	$72,364	$70,313	$2,051	3%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $2.1 million (a $2.2 million increase excluding the impact of foreign currency fluctuations) for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. This increase was driven primarily by a $5.3 million increase in wages and benefits, partially offset by a $1.4 million decrease in contract labor costs, lower professional fees of $1.4 million and a $0.3 million decrease in network communications, systems maintenance and equipment costs. Wages and benefits increased largely due to higher severance costs of $2.9 million and lower capitalized salaries and benefits of $1.3 million.

Marketing

Our marketing expense is composed primarily of online marketing costs, such as search engine marketing, travel research and affiliates, and offline marketing costs, such as television, radio and print advertising. Our online marketing spending is significantly greater than our offline marketing spending. Marketing expense increased $9.4 million or 14% on both a reported and constant currency basis for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The year-over-year increase in marketing expense was due largely to growth of our private label distribution channel and increased search engine marketing, partially offset by lower offline marketing spend.

Depreciation and Amortization

Depreciation and amortization expense increased $0.6 million, both reported and excluding the impact of foreign currency fluctuations, for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The increase in depreciation and amortization expense was due primarily to additional assets put into service and accelerated depreciation of certain assets.

Impairment of Property and Equipment

As a result of our decision during the quarter to exit the Away Network business, we recorded a $2.6 million non-cash charge to impair property and equipment associated with that business. This charge was included in impairment of property and equipment in our condensed consolidated statement of operations.

Net Interest Expense

Net interest expense decreased $0.4 million for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The year-over-year decrease in net interest expense was due primarily to lower non-cash interest expense related to the tax sharing liability, largely offset by the write-off of deferred financing fees related to the 2007 Credit Agreement that was terminated in March 2013.

Provision for Income Taxes

We recorded a tax benefit of $158.5 million for the three months ended March 31, 2013 due primarily to the release of $157.5 million in valuation allowances related to our U.S. federal deferred tax assets. Based on recent and expected future taxable income following the completion of our long-term financing arrangement, we believe it is more likely than not that our deferred tax assets related to U.S. federal taxes will be realized.

As of March 31, 2013, the valuation allowance for our deferred tax assets was $127.4 million, which relates primarily to foreign jurisdictions. We have maintained full valuation allowances in the foreign jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 9 - Related Party Transactions of the Notes to Condensed Consolidated Financial Statements.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book leisure travel rather than business travel. Gross bookings for leisure travel are generally highest in the first half of the year as customers plan and book their spring and summer vacations. Cash is received upon booking for the majority of transactions booked on our websites, and net revenue for non-air transactions is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third quarters. Our seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the growth of our international operations or a change in our product mix.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, our cash and cash equivalents and availability under the senior secured credit agreement, which includes a $65.0 million revolving credit facility entered into during March 2013 (the “Revolver”). See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements. At March 31, 2013 our cash and cash equivalents balance was $219.8 million. At March 31, 2013, there were no outstanding borrowings or letters of credit issued under the Revolver. Letters of credit that are issued under the Revolver would reduce the amount available for borrowings. Total available liquidity from cash and cash equivalents and the Revolver was $284.8 million at March 31, 2013.

Upon entering into our new credit agreement in March 2013, we terminated our existing term loan and revolving credit facility. The terminated agreement provided up to $72.5 million for borrowings and letters of credit. The Revolver under the new Credit Agreement provides for borrowings and letters of credit up to $65.0 million, through which our revolving lenders have agreed to issue up to $50.0 million in letters of credit.

We require letters of credit and similar instruments to support certain supplier and commercial agreements, lease obligations and non-U.S. regulatory and governmental regulations. At March 31, 2013 and December 31, 2012, we had $110.4 million and $106.4 million of outstanding letters of credit and similar instruments. The majority of these letters of credit have been issued by Travelport on our behalf. For further details on our letters of credit, see Note 4 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Currently, except for the availability under the the Revolver and letters of credit provided by Travelport, most of our letters of credit and similar instruments require cash collateral support, which is recorded as Restricted cash on our condensed consolidated balance sheets. With Travelport no longer required to provide us letters of credit as of April 15, 2013, we may have increased requirements for cash collateral to support letters of credit and similar instruments in the future, which may have a negative effect on our liquidity.

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

As of March 31, 2013, we had a working capital deficit of $291.6 million compared with a deficit of $247.7 million as of December 31, 2012. The increased deficit in the first quarter of 2013 was largely due to the timing of cash receipts and payments, primarily related to merchant transactions.

We generated positive cash flow from operations for each of the years ended December 31, 2008 through December 31, 2012 and for the three months ended March 31, 2013 despite experiencing net losses in most of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures, cash collateralize letters of credit and meet our other cash operating needs. For the year ending December 31, 2013, we expect our capital expenditures to be between $38.0 million and $43.0 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock.

With respect to both our short- and long-term liquidity needs, we currently believe that cash flow generated from operations, cash on hand, and borrowing availability under the Revolver entered into in March 2013 will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements. See Item 1A. Risk Factors: "Our business has significant liquidity requirements" for a list of certain events that could have a negative impact on our liquidity. On April 29, 2013, we paid $16.9 million to the Hawaii Department of Taxation related to our appeal of the excise tax assessment in Hawaii. We expect to pay approximately $6.7 million in additional funds in the second quarter related to our appeal. We may continue to be required to provide financial security or pay an assessments to municipalities in order to challenge assessments in court hotel occupancy proceedings, which could negatively affect our cash flow.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning cash and cash equivalents	$130,262	$136,171
Cash provided by/(used in):
Operating activities	176,254	98,753
Investing activities	(73,587)	(13,200)
Financing activities	(10,235)	(35,998)
Effect of changes in exchange rates on cash and cash equivalents	(2,926)	1,939
Net increase in cash and cash equivalents	89,506	51,494
Ending cash and cash equivalents	$219,768	$187,665

Operating Activities

Cash provided by operating activities consists of our net income, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred income, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $176.3 million for the three months ended March 31, 2013 compared with $98.8 million for the three months ended March 31, 2012. The increase in cash flow from operations was primarily due to the growth in global merchant hotel transactions, the timing of payment of accrued expenses and lower amounts due from Travelport.

Investing Activities

Cash flow used in investing activities increased to $73.6 million for the three months ended March 31, 2013 from $13.2 million for the three months ended March 31, 2012. This increase from the prior year was due primarily to increasing restricted cash balances by $64.7 million in the three months ended March 31, 2013 as compared with the prior-year period. The increase in restricted cash was largely due to placing $50.0 million of Term Loan proceeds in restricted cash to collateralize certain letters of credit and similar instruments issued, or to be issued, outside of the Credit Agreement and other required amounts to support certain supplier and commercial agreements, lease obligations and non-U.S.regulatory and governmental regulations.

Financing Activities

Cash flow used in financing activities decreased to $10.2 million for the three months ended March 31, 2013 from $36.0 million for the three months ended March 31, 2012. This decrease was due primarily to lower net repayments on our term loans outstanding in the three months ended March 31, 2013 compared with the same period last year. Specifically, in the current quarter, we had a net cash outflow of $6.0 million in connection with the refinancing of the term loan borrowings under our 2007 Credit Agreement, while in the same quarter last year we had a $32.2 million excess cash flow payment on our outstanding term loan.

Financing Arrangements

On March 25, 2013, we entered into a $515.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a four and one-half year $150.0 million term loan (“Tranche B Term Loan”) maturing September 25, 2017, a six year $300.0 million term loan (“Tranche C Term Loan”) maturing March 25, 2019 (collectively, the “Term Loans”) and a four and one-half year $65.0 million revolving credit facility maturing September 25, 2017 (the “Revolver”).

We used $400.0 million of proceeds from the Term Loans, along with cash on hand, to repay the balance outstanding under the 2007 Credit Agreement and to pay certain fees and expenses incurred with the Credit Agreement. The remaining $50.0 million of Term Loans were placed in restricted accounts to cash collateralize certain letters of credit and similar instruments to be issued and included in Restricted cash on our Condensed Consolidated Balance Sheet. There were no borrowings under the Revolver at closing.

The Term Loans and the Revolver bear interest at a variable rate, at our option, of the Eurocurrency Rate or the Base Rate, plus a margin. The Credit Agreement requires us to maintain a minimum interest coverage ratio and not to exceed a maximum first lien leverage ratio, each as defined in the Credit Agreement. The minimum interest coverage ratio that we are required to maintain for the term of the Credit Agreement is 2.5 to 1. The maximum first lien leverage ratio that we were required not to exceed was 4.25 to 1 at March 31, 2013. As of March 31, 2013, we were in compliance with all covenants and conditions of the Credit Agreement and expect to be in compliance for the foreseeable future.

The Term Loans are payable in quarterly installments of $4.5 million, beginning September 30, 2013, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loans. In addition, we are required, subject to certain exceptions, to make prepayments on the Term Loans (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain leverage ratios) of the prior year's excess cash flow, as defined in the Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement. The first payment from excess cash flow will be made from the excess cash flow for the period July 1, 2013 to December 31, 2013, if required.

Based on our current financial projections for the six months ending December 31, 2013, we estimate that we will not be required to make a prepayment from excess cash flow in the first quarter of 2014 due to the seasonal fluctuations in our business. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of March 31, 2013.

When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the

Separation Agreement, entered into in connection with our initial public offering ("IPO"), we are required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to our IPO.

At March 31, 2013 and December 31, 2012, there were $68.3 million and $72.5 million of outstanding letters of credit issued by Travelport on our behalf, respectively. Travelport has agreed to issue U.S. dollar denominated letters of credit on our behalf in an aggregate amount not to exceed $75.0 million so long as Travelport and its affiliates (as defined in the Separation Agreement) own at least 50% of our voting stock. Travelport charges us fees for issuing, renewing or extending letters of credit on our behalf. The expenses related to these fees are included in interest expense in our condensed consolidated statements of operations. As of April 15, 2013, Travelport is no longer obligated to provide letters of credit to us. We believe we have sufficient letter of credit availability to meet our short-term requirements and believe we will be able to meet our long-term needs through a combination of lower requirements and larger letter of credit facilities. See Note 1 - Basis of Presentation.

During 2012, we secured a multi-currency letter of credit facility (the “Facility”) that terminates in September 2015. The Facility provides for the issuance of letters of credit of up to $25.0 million. The Facility requires cash to be held in a collateral account in an unrestricted subsidiary equal to 1.03 times the outstanding letters of credit amount plus fees.

Financial Obligations

Commitments and Contingencies

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 4 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements).

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

Contractual Obligations

Our contractual obligations as of March 31, 2013 did not materially change from the amounts set forth in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A, except for the timing of payments on the term loans refinanced in March 2013. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements for an updated maturity table related to the Term Loans.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2013 from the 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a full discussion of our market risk as of December 31, 2012, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change

(increase and decrease) in foreign currency rates and interest rates. We used March 31, 2013 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $10.6 million at March 31, 2013 compared with $7.6 million at December 31, 2012. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous.

The effect of a hypothetical 10% adverse change in market rates of interest would have no impact to interest expense at March 31, 2013. Although our Term Loans bear interest at a variable rate plus a margin, the current variable rate based on LIBOR is below the minimum rate required under the Credit Agreement.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consist of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

As reported in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A (the “2012 Form 10-K”), as of December 31, 2012, our management concluded that our internal control over financial reporting was not effective as a result of a material weakness related to ineffective information technology ("IT") controls. Solely due to this material weakness in internal control over financial reporting, our management concluded in our 2012 Form 10-K that our disclosure controls and procedures were ineffective as of December 31, 2012.

We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. We have devoted significant effort to improving the quality of the controls surrounding our IT systems and processes. In addition, we are continuing the development of our internally generated subledger reporting system. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of March 31, 2013, we have not fully completed the assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, and solely because of the material weakness in internal control over financial reporting disclosed in our 2012 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this periodic report. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During 2013, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weakness described in our 2012 Form 10-K.

•
We continue to make progress with our comprehensive plan to design, document, implement and test the IT general and application controls that we believe will result in the remediation of the material weakness in the our internal control over financial reporting. We expect to achieve operational effectiveness of these controls in 2013.

•	We have implemented additional key portions of our subledger reporting system that have, and will continue to strengthen our controls surrounding account reconciliations and journal entries.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended March 31, 2013, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject. In addition, there were no material developments in the legal proceedings previously reported in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A for the fiscal year ended December 31, 2012, except as described below.

Litigation Relating To Hotel Taxes

Broward County, Florida: On February 4, 2013, the County filed its notice of appeal of the Circuit Court's decision granting summary judgment in favor of the online travel companies.

San Francisco, California: On February 6, 2013, the Superior Court for the County of Los Angeles granted the online travel companies' motion for summary judgment.

Jefferson County, Arkansas: On February 18, 2013, the Circuit Court of Jefferson County, Arkansas granted plaintiffs' motion for class certification. On March 8, 2013, the online travel companies filed their notice of appeal to the Arkansas Supreme Court the circuit court's February 18, 2013 order granting class certification.

Fargo, North Dakota: On February 25, 2013, the City of Fargo, North Dakota filed a complaint in the District Court for Cass County, North Dakota against a number of online travel companies, including Orbitz Worldwide, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), and Orbitz, LLC. The complaint alleges, among other things, that defendants violated the jurisdiction's hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. The City also asserts claims of conversion, unjust enrichment and injunctive relief.

Leon County, Florida: On February 28, 2013, the First District Court of Appeal affirmed the trial court's summary judgment in favor of the online travel companies. On March 15, 2013, the County filed a motion for rehearing en banc, or alternatively, certification to the Florida Supreme Court of a question of great public interest. On April 16, 2013, the Court denied the County's motion for rehearing, but granted the County's motion to certify the issue for review by the Florida Supreme Court.

Wyoming Department of Revenue: On February 28, 2013, the State Board of Equalization affirmed the Department's final administrative decision that the online travel companies are liable for the sales taxes on the amounts they receive for facilitating hotel reservations. On April 1, 2013, the online travel companies filed their petition for appeal and motion to certify the question to the Wyoming Supreme Court. On April 23, 2013, the Wyoming Supreme Court accepted certification of the case.

Arizona Municipalities: On March 8, 2013, the cities of Flagstaff, Glendale, Phoenix, Tempe, Tucson, Apache Junction, Chandler, Mesa, Nogales, Peoria, Prescott and Scottsdale issued estimated assessments for the period of March 2001 through

June 2009 totaling approximately $0.8 million against Orbitz Worldwide, Inc., Orbitz, LLC, Trip Network, Inc., and Internetwork Publishing Corp.

Denver, Colorado: On March 12, 2013, the District Court, Denver, Colorado affirmed in part and reversed in part the Hearing Officer's February 8, 2012 ruling. The District Court found the Hearing Office did not abuse his discretion in finding that the online travel companies fall within the scope of the Lodging Tax statute. However, the District Court found the three year statute of limitations period applies to Denver's assessments.

Hawaii Department of Taxation: On March 7, 2013, the Hawaii Director of Taxation filed a notice of appeal relating to the Hawaii Tax Court of Appeals' ruling that the online travel companies are not subject to Hawaii's transient accommodations tax. On March 19, 2013, the Hawaii Tax Court of Appeals issued a ruling in which it found that the online travel companies are subject to “failure to file” and “failure to pay penalties” collectively amounting to 50% of their general excise tax liability. On March 27, 2013, the online travel companies filed a mandamus petition and motion to stay the action in the Tax Court pending resolution of the mandamus petition. On April 22, 2013, the Hawaii Supreme Court denied the online travel companies' petition for a writ of mandamus without prejudice. On April 30, 2013, the online travel companies filed a notice of appeal relating to the Tax Court of Appeals' ruling that the online travel companies are subject to Hawaii's general excise tax.

Gallup, New Mexico: On March 29, 2013, the District Court for the District of New Mexico granted the online travel companies motion for summary judgment.

San Antonio, Texas: On April 4, 2013, the Court entered final judgment against the online travel companies. On May 2, 2013 the online travel companies filed their renewed motion for judgment as a matter of law and, alternatively, a motion for new trial.

Nassau, New York: On April 11, 2013, the Supreme Court of the State of New York granted plaintiffs' motion for class certification.

Branson, Missouri: On April 30, 2013, the Missouri Supreme Court denied Branson's petition for to review the appellate court's decision in favor of the online travel companies, officially ending the case.

Antitrust Litigation

American Airlines Antitrust Litigation:  On March 29, 2013, Orbitz entered into a settlement agreement with American Airlines. On April 25, 2013, the United States Bankruptcy Court for the Southern District of New York entered an order in which it approved the settlement agreement.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A, except for the risk factors included below.

We have deleted the risk factor, “We rely on Travelport to issue letters of credit on our behalf under its credit facility.” that was included in our 2012 Annual Report on Form 10-K because as of April 15, 2013, Travelport is no longer obligated to provide letters of credit on our behalf as Blackstone no longer owns, directly or indirectly through voting control of its affiliates (including Travelport), in excess of 50% of our outstanding common stock. See Note 1 - Organization and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements.

We have replaced the risk factor, “Our business is dependent on our liquidity and our ability to access funding.” that was included in our 2012 Annual Report on Form 10-K with "Our business has significant liquidity requirements.", which is included below. On March 25, 2013 we entered into a $515.0 million senior secured credit agreement with maturities ranging from September 2017 to March 2019. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements.

We have updated the risk factor "Travelport and its affiliates control us and may have strategic interests that differ from ours or the interests of our other stockholders" below, to reflect the completion of the Travelport comprehensive refinancing plan (the “Travelport Refinancing”), pursuant to which Orbitz Worldwide, Inc. is no longer a “controlled company” as defined in Section 303A of the New York Stock Exchange listing rules.

Travelport and its affiliates control us and may have strategic interests that differ from ours or the interests of our other stockholders.

At March 31, 2013, Travelport and investment funds that owned or controlled Travelport's ultimate parent company beneficially owned approximately 53% of our outstanding common stock and therefore indirectly controlled us. Moreover, our certificate of incorporation provides that Travelport has a variety of rights, including the right to approve all nominees for our Board of Directors. On April 15, 2013, following the completion of the Travelport Refinancing, Blackstone no longer beneficially owns, directly or indirectly through voting control of its affiliates (including Travelport), in excess of 50% of our outstanding common stock.

Travelport and Blackstone collectively own sufficient shares to determine the outcome of any actions requiring the approval of our stockholders, including adopting most amendments to our certificate of incorporation and approving or rejecting proposed mergers or sales of all or substantially all of our assets. As a practical matter, Travelport alone will be able to exert significant influence and potentially control over matters put to a vote of our stockholders so long as it continues to own a significant amount of our outstanding voting stock, even though that amount is currently less than 50%.

Travelport's interests may differ from ours, particularly in the context of our respective arrangements with suppliers. During the term of our current global distribution systems ("GDS") service agreement with Travelport (the “Travelport GDS Service Agreement”), which ends December 31, 2014, we are limited in our ability to utilize alternative GDS options or direct connections with suppliers. If Travelport alters its commercial relationships with a supplier that is also a supplier of ours, these actions could make us a less attractive distribution channel to that supplier, who could attempt to terminate or renegotiate its agreements with us, potentially placing us at a competitive disadvantage relative to other OTCs. See “We are dependent on Travelport for our GDS services” in Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K. In addition, Travelport's suppliers, many of which are also major suppliers to us, may seek to exert commercial leverage over us in an effort to obtain concessions from Travelport, which could negatively affect our access to travel offerings and adversely affect our business and operating results. In recognition of the fact that Travelport's interests may differ from ours, our Audit Committee, in accordance with applicable listing and regulatory requirements and principles of good corporate governance, takes an active role in reviewing and approving any agreement involving more than $120,000 of payments or receipts in which Travelport (or any other related party) has an interest (such as any renewal or replacement of the Travelport GDS Service Agreement).

In addition, Blackstone's interests may differ from those of our other stockholders in material respects. Blackstone and its affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or our suppliers or customers or firms with which we do business.

Our business has significant liquidity requirements.

Our business has significant liquidity requirements. Certain events could have a negative impact on our liquidity, which in turn could affect our ability to take advantage of potential business opportunities, respond to competitive pressures or operate our business as it currently exists, including the following:

•	termination of a major supplier's participation on our websites;

•	decline in merchant gross bookings due to deteriorating economic conditions or other factors;

•	decline in standalone hotel merchant gross bookings due to a shift from the merchant model to the retail model;

•
changes to payment terms or other requirements imposed by vendors, suppliers, consumer protection organizations, taxing authorities or regulatory agencies, such as requiring us to provide letters of credit, cash reserves, deposits or other forms of financial security or increases in such requirements; and

•
lower than anticipated operating cash flows from our operations or other unanticipated events, such as unfavorable outcomes in legal proceedings (including, in the case of hotel occupancy proceedings, certain jurisdictions' requirements that we provide financial security or pay an assessment to the municipality in order to challenge the assessment in court).

If any of these events occurs in the future, individually or in the aggregate, they could have a material adverse effect on our results of operations, our liquidity and the value of our common stock.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 31, 2013. In addition, we sought confirmation from entities that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, we are not aware of any other reportable transactions or dealings.

Travelport, which “controls” us and is therefore our “affiliate” (as each term is interpreted by the SEC for purposes of Section 13(r) of the Exchange Act), provided the disclosure reproduced below for the quarter ended March 31, 2013, as required by Section 13(r) of the Exchange Act (the “Travelport Disclosure”). We have not independently verified or participated in the preparation of the Travelport Disclosure.

Travelport Disclosure:

"As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals."

The Blackstone Group, which indirectly “controls” (as that term is interpreted by the SEC for purposes of Section 13(r) of the Exchange Act) us, informed us that SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. (collectively, “SunGard”), which may be considered affiliates of The Blackstone Group, provided the disclosure reproduced below for the quarter ended March 31, 2013, as required by Section 13(r) of the Exchange Act (the “SunGard Disclosure”). We have no involvement in or control over the activities of SunGard, any of its predecessor companies or any of its subsidiaries, but because both we and SunGard are controlled by The Blackstone Group, we are considered an “affiliate” of SunGard for the purposes of Section 13(r) of the Exchange Act. We have not independently verified or participated in the preparation of the SunGard Disclosure.

SunGard Disclosure:

“As previously reported on our Annual Report on Form 10-K for the year ended December 31, 2012, pursuant to Section 13(r)(1) (D)(i) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during 2012 a U.K. subsidiary of ours provided certain limited disaster recovery services and hosted co-location of some hardware at our premises in London for Bank Saderat PLC, a bank incorporated and based in the U.K.  Bank Saderat PLC is identified on the U.S. Treasury Department's List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224.  Our subsidiary terminated this contract in the first quarter of 2013, and we do not otherwise intend to enter into any Iran-related activity.  The gross revenue and net profits attributable to these activities in the first quarter of 2013 were less then £5,000 each.”

The Blackstone Group also informed us that Hilton Worldwide, Inc. (“Hilton”), which may be considered an affiliate of The Blackstone Group, provided the disclosure reproduced below for the quarter ended March 31, 2013, and year ended December 31, 2012, as required by Section 13(r) of the Exchange Act (the “Hilton Disclosure”). We have no involvement in or control over the activities of Hilton, any of its predecessor companies or any of its subsidiaries, but because both we and Hilton are controlled by The Blackstone Group, we are considered an “affiliate” of Hilton for the purposes of Section 13(r) of the Exchange Act. We have not independently verified or participated in the preparation of the Hilton Disclosure.

Hilton Disclosure:

“During the reporting period, the Iranian Ministry of Youth and Sports purchased a number of room nights at the Hilton Ankara, Turkey, which is leased by a foreign affiliate of Hilton.  Revenue received by Hilton for these hotel stays was approximately $4,360 and net profit was approximately $1,700.  During calendar year 2012, the Embassy of Iran purchased a number of room nights at the hotel and organized a concert event in the hotel ballroom.  Revenue received by Hilton for the services provided to the Embassy of Iran in 2012 was approximately $11,070 and net profit was approximately $4,300.  Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”).  The Hilton Ankara intends to continue engaging in future similar transactions to the extent they remain permissible under IEEPA.

Also during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury.  In addition, certain individual employees at these hotels received routine wage payments as direct deposits to their personal accounts at Bank Melli during calendar year 2012.  Both of these hotels are owned by a third party, staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate.  In each case, these payments originated from the third-party owner's account to the personal accounts of the employees at their chosen bank.  No revenues or net profits are associated with these transactions.  Both hotels have advised Hilton that they will discontinue making direct deposits to accounts at Bank Melli.

During the reporting period, several individuals stayed at the DoubleTree Kuala Lumpur, Malaysia, pursuant to a rate agreement between the hotel and Mahan Air, an entity identified on the SDN List.  This hotel is staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate.  Under the agreement, which was entered into in the name of the owner, the hotel reserved a number of rooms for Mahan Air crew members at the DoubleTree Kuala Lumpur several times each week.  Revenue received by Hilton attributable to Mahan Air crew hotel stays during the reporting period was approximately $1,550.  The DoubleTree Kuala Lumpur also reserved a number of rooms for Mahan Air crew members during calendar year 2012.  Revenue received by Hilton attributable to Mahan Air crew hotel stays in 2012 was approximately $3,820.  Hilton considers its net profit on management fees to be approximately the same as its revenue.  The DoubleTree Kuala Lumpur has terminated the agreement and does not intend to engage in any future transactions with Mahan Air."

Item 6.    Exhibits

Exhibit No.	Description
10.1*	Letter Agreement, dated February 5, 2013, between Orbitz Worldwide, Inc. and Michael O. Randolfi.
10.2†
Credit Agreement, dated March 25, 2013, among Orbitz Worldwide, Inc., Credit Suisse AG, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other agents and letter of credit issuers party thereto.

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

ORBITZ WORLDWIDE, INC
(Registrant)

Date:	May 9, 2013	/s/ Barney Harford
Barney Harford
Chief Executive Officer
(Duly Authorized Officer)

Date:	May 9, 2013	/s/ Michael Randolfi
Michael Randolfi
Chief Financial Officer
(Principal Financial Officer)