Form 10-Q
period 2013-06-30
Orbitz Worldwide, Inc.
filed 2013-08-08
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

As of July 31, 2013, 107,967,435 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2012 Annual Report on Form 10-K filed on March 5, 2013, as amended by the Form 10-K/A filed on April 30, 2013, with the Securities and Exchange Commission and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$225,798	$200,977	$428,658	$390,756
Cost and expenses:
Cost of revenue	39,288	35,385	80,582	71,501
Selling, general and administrative	69,301	67,312	141,665	137,625
Marketing	80,700	69,136	155,636	134,664
Depreciation and amortization	13,882	14,272	28,381	28,150
Impairment of property and equipment	—	—	2,577	—
Total operating expenses	203,171	186,105	408,841	371,940
Operating income	22,627	14,872	19,817	18,816
Other expense:
Net interest expense	(12,734)	(9,284)	(22,263)	(19,239)
Other expense	(18,092)	—	(18,092)	(44)
Total other expense	(30,826)	(9,284)	(40,355)	(19,283)
Income/(loss) before income taxes	(8,199)	5,588	(20,538)	(467)
Provision/(benefit) for income taxes	(8,760)	1,004	(167,299)	1,460
Net income/(loss)	$561	$4,584	$146,761	$(1,927)

Net income/(loss) per share - basic:
Net income/(loss) per share	$0.01	$0.04	$1.37	$(0.02)
Weighted-average shares outstanding	107,231,148	105,150,691	106,765,207	104,981,607

Net income/(loss) per share - diluted:
Net income/(loss) per share	$—	$0.04	$1.32	$(0.02)
Weighted-average shares outstanding	112,915,245	107,434,031	111,187,643	104,981,607

See Notes to Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income/(loss)	$561	$4,584	$146,761	$(1,927)
Other comprehensive income/(loss):
Currency translation adjustment	8,233	3,303	18,397	(1,124)
Unrealized gain/(loss) on floating to fixed interest rate swaps (net of tax of $0, $0, $2,558 and $0)	—	59	(2,282)	192
Other comprehensive income/(loss)	8,233	3,362	16,115	(932)
Comprehensive income/(loss)	$8,794	$7,946	$162,876	$(2,859)

See Notes to Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$222,741	$130,262
Accounts receivable (net of allowance for doubtful accounts of $870 and $903, respectively)	102,885	75,789
Prepaid expenses	13,137	11,018
Due from Travelport, net	15,728	5,617
Other current assets	18,091	3,072
Total current assets	372,582	225,758
Property and equipment (net of accumulated depreciation of $308,923 and $297,618)	122,776	132,544
Goodwill	345,388	345,388
Trademarks and trade names	90,096	90,790
Other intangible assets, net	411	830
Deferred income taxes, non-current	160,352	6,773
Restricted cash	91,932	24,485
Other non-current assets	25,942	7,746
Total Assets	$1,209,479	$834,314
Liabilities and Shareholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$28,421	$21,485
Accrued merchant payable	425,110	268,589
Accrued expenses	140,050	118,329
Deferred income	56,101	34,948
Term loan, current	13,500	24,708
Other current liabilities	2,560	5,365
Total current liabilities	665,742	473,424
Term loan, non-current	436,500	415,322
Tax sharing liability	61,464	70,912
Other non-current liabilities	17,707	17,319
Total Liabilities	1,181,413	976,977
Commitments and contingencies (see Note 4)
Shareholders’ Equity/(Deficit):
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 107,617,556 and 105,119,044 shares issued, respectively	1,076	1,051
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,049,294	1,041,466
Accumulated deficit	(1,035,863)	(1,182,624)
Accumulated other comprehensive income/(loss) (net of accumulated tax benefit of $0 and $2,558)	13,611	(2,504)
Total Shareholders’ Equity/(Deficit)	28,066	(142,663)
Total Liabilities and Shareholders’ Equity/(Deficit)	$1,209,479	$834,314

See Notes to Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income/(loss)	$146,761	$(1,927)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	28,381	28,150
Impairment of property and equipment	2,577	—
Amortization of unfavorable contract liability	(1,790)	(2,220)
Non-cash net interest expense	7,506	7,490
Deferred income taxes	(167,545)	1,020
Stock compensation	6,875	4,292
Changes in assets and liabilities:
Accounts receivable	(29,804)	(17,496)
Due from Travelport, net	(10,301)	(13,233)
Accounts payable, accrued expenses and other current liabilities	26,390	16,790
Accrued merchant payable	158,729	71,753
Deferred income	22,015	19,210
Other	16,343	(9,700)
Net cash provided by operating activities	206,137	104,129
Investing activities:
Property and equipment additions	(17,957)	(23,770)
Changes in restricted cash	(67,943)	(650)
Net cash used in investing activities	(85,900)	(24,420)
Financing activities:
Payments on and retirement of term loan	(890,030)	(32,183)
Issuance of long-term debt, net of issuance costs	877,718	—
Employee tax withholdings related to net share settlements of equity-based awards	(4,611)	(1,414)
Proceeds from exercise of employee stock options	5,588	—
Payments on tax sharing liability	(12,949)	(10,864)
Payments on note payable	—	(114)
Net cash used in financing activities	(24,284)	(44,575)
Effects of changes in exchange rates on cash and cash equivalents	(3,474)	(869)
Net increase in cash and cash equivalents	92,479	34,265
Cash and cash equivalents at beginning of period	130,262	136,171
Cash and cash equivalents at end of period	$222,741	$170,436
Supplemental disclosure of cash flow information:
Income tax payments, net	$834	$1,016
Cash interest payments	$14,962	$15,446
Non-cash investing activity:
Capital expenditures incurred not yet paid	$5,622	$3,722

See Notes to Condensed Consolidated Financial Statements.

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

In 2006, affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures acquired Travelport Limited (“Travelport”), a unit of Cendant that comprised its travel distribution services businesses, which included the businesses that we now own and operate as well as other travel distribution businesses. In 2007, our businesses were separated from the rest of the Travelport businesses, placed in a newly formed company, Orbitz Worldwide, Inc., then became a public company. Our common stock trades on the New York Stock Exchange under the symbol “OWW.”

At June 30, 2013 and December 31, 2012, there were 107,592,319 and 105,093,807 shares of our common stock outstanding, respectively, of which approximately 49% and 53% were beneficially owned by Travelport and the investment funds that indirectly control Travelport. On April 15, 2013, following the completion of the Travelport comprehensive refinancing plan (the “Travelport Refinancing”), Orbitz Worldwide, Inc. is no longer a “controlled company” as defined in Section 303A of the New York Stock Exchange listing rules. Because of the Travelport Refinancing, Blackstone no longer beneficially owns, directly or indirectly through voting control of its affiliates (including Travelport), in excess of 50% of our outstanding common stock.

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz and CheapTickets in the Americas; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We also own and operate Orbitz for Business, a corporate travel company, and Orbitz Worldwide Distribution group, which delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

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

On March 25, 2013, we entered into a $515.0 million senior secured credit agreement comprised of a four and one-half year $65.0 million revolving credit facility maturing September 25, 2017 (the "Revolver") and $450.0 million in term loans. We used $400.0 million of proceeds from the term loans, along with cash on hand, to repay the balance outstanding under the 2007 Credit Agreement (described below) and to pay certain fees and expenses incurred in connection with the $515.0 million senior secured credit agreement. In addition, $50.0 million of proceeds from the term loans were placed in restricted accounts to cash collateralize certain letters of credit and similar instruments and are included in Restricted cash on our condensed consolidated balance sheet. Term loans included under the $515.0 million senior secured credit agreement were refinanced and amended on May 24, 2013 ("the Amendment").

Following the Amendment, the $515.0 million senior secured credit facility (the "Credit Agreement") consists of a $100.0 million term loan (“Tranche B Term Loan”) maturing September 25, 2017, a $350.0 million term loan (“Tranche C Term Loan”) maturing March 25, 2019 (collectively, the “Term Loans”) and the Revolver.

The Amendment provides for the Tranche B Term Loan in an aggregate principal amount of $100.0 million, reduced from $150.0 million before the Amendment, and the Tranche C Term Loan in an aggregate principal amount of $350.0 million, increased from $300.0 million before the Amendment. Net proceeds from the Amendment were used to refinance the term loans previously issued pursuant to the Credit Agreement in their entirety. The Amendment reduced the interest rates on the Tranche B and Tranche C Term Loans by 2.50% per annum and 2.00% per annum, respectively, or, to the extent that the Eurocurrency Rate floor is applicable, 2.75% per annum and 2.25% per annum, respectively. The interest rate on both tranches may be reduced by an additional 0.25% depending on the senior secured leverage ratio (as defined in the Amendment). In addition, the Eurocurrency Rate floor has been reduced by 0.25%, from 1.25% per annum to 1.00% per annum.

Term Loans

The Tranche B Term Loan bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 3.50% per annum, or the Base Rate plus 2.50% per annum. The Tranche C Term Loan bears interest at a variable rate, at our option, of the Eurocurrency Rate plus 4.75% per annum or the Base Rate plus 3.75% per annum. The Eurocurrency Rate is equal to the LIBOR rate as determined by the British Bankers Association (adjusted for any applicable statutory reserves as defined in the Credit Agreement) and with respect to the Term Loans shall not be less than 1.00% per annum. The Base Rate for any day is equal to the greater of (a) the Fed Funds Rate in effect plus 0.5%, (b) the Credit Suisse AG prime rate, and (c) the one-month Eurocurrency Rate.

The Tranche B and Tranche C Term Loans are payable in quarterly installments of $2.5 million and $0.875 million, respectively, beginning September 30, 2013, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loans. In addition, we are required, subject to certain exceptions, to make payments on the Term Loans (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain leverage ratios) of the prior year's excess cash flow, as defined in the Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement. If required, the first excess cash flow payment will be made from our excess cash flow for the period July 1, 2013 to December 31, 2013.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the term loans during the six months ended June 30, 2013 was as follows:

Amount
(in thousands)
Balance at January 1, 2013 (current and non-current)	$440,030
Payment from excess cash flow under the 2007 Credit Agreement	(24,708)
Repayment of term loan under the 2007 Credit Agreement	(415,322)
Sub-total 2007 Credit Agreement	—
Proceeds from issuance of term loans	450,000
Prepayment of term loans pursuant to the Amendment	(450,000)
Proceeds from issuance of Term Loans pursuant to the Amendment	450,000
Balance at June 30, 2013 (current and non-current)	$450,000

At June 30, 2013, the Term Loans had a variable interest rate based on LIBOR rates, resulting in a weighted-average interest rate of 5.47%, excluding the impact of the amortization of debt issuance costs.

Based on our current financial projections for the six months ending December 31, 2013, the initial measurement date (annually thereafter), we estimate that we will not be required to make a payment from excess cash flow in the first quarter of 2014 due to the seasonal fluctuations in our business. The amount of payment required is subject to change based on actual results, which could differ materially from our financial projections as of June 30, 2013.

The table below shows the aggregate maturities of the Term Loans over the remaining term of the Credit Agreement, excluding any mandatory prepayments that could be required under the Term Loans. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2014 is not reasonably estimable as of June 30, 2013.

Year	(in thousands)
2013	$6,750
2014	13,500
2015	13,500
2016	13,500
2017	68,500
Thereafter	334,250
Total	$450,000

Revolver

The Revolver provides for borrowings and letters of credit up to $65.0 million, through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit. The Revolver bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 5.50% per annum or the Base Rate plus a margin of 4.50% per annum. The margin is subject to step down by 0.25% per annum based on our total leverage ratio, as defined in the Credit Agreement. We pay a letter of credit fee in the amount of the Eurocurrency Rate on all outstanding letters of credit and we incur a facility fee of 0.50% per annum on all loans, letters of credit and any unused amounts on the Revolver. At June 30, 2013 there were no outstanding borrowings or letters of credit issued under the Revolver.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Credit Agreement requires us to maintain a minimum cash interest coverage ratio and not to exceed a maximum first lien leverage ratio, each as defined in the Credit Agreement. The minimum cash interest coverage ratio that we are required to maintain for the term of the Credit Agreement is 2.5 to 1. The maximum first lien leverage ratio that we were required not to exceed was 4.25 to 1 at June 30, 2013. As of June 30, 2013, we were in compliance with all covenants and conditions of the Credit Agreement.

We incurred an aggregate of $16.7 million of debt issuance costs to obtain the Credit Agreement in March 2013 ($16.2 million remained unamortized at the time of the Amendment) and a $4.5 million prepayment penalty in connection with the Amendment. Due to the nature and terms of the Amendment, $18.1 million of these costs were expensed during the second quarter and included in Other expense in our condensed consolidated statements of operations. We incurred an aggregate of $2.1 million of additional debt issuance costs in connection with the Amendment, which are included in Other non-current assets on the condensed consolidated balance sheet. The remaining debt issuance costs will be amortized to interest expense over the contractual terms of the Term Loans and Revolver.

2007 Credit Agreement

On March 25, 2013, we used proceeds from the issuance of term loans and existing cash on hand to pay in full the amount outstanding relating to the $685.0 million senior secured credit agreement entered into on July 25, 2007 (the "2007 Credit Agreement"), which included a term loan facility and a revolving credit facility. Upon repayment, the 2007 Credit Agreement was terminated with no amounts due, outstanding borrowings or issued letters of credit.

3.	Tax Sharing Liability

We have a liability included in our condensed consolidated balance sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of June 30, 2013, the estimated remaining payments that may be due under this agreement were approximately $111.0 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $78.6 million and $86.1 million at June 30, 2013 and December 31, 2012, respectively. The change in the tax sharing liability for the six months ended June 30, 2013 was as follows:

Amount
(in thousands)
Balance at January 1, 2013 (current and non-current)	$86,138
Accretion of interest expense (a)	5,409
Cash payments	(12,949)
Balance at June 30, 2013 (current and non-current)	$78,598

(a)
We accreted interest expense related to the tax sharing liability of $3.0 million and $3.5 million for the three months ended June 30, 2013 and 2012, respectively, and $5.4 million and $7.1 million for the six months ended June 30, 2013 and 2012, respectively.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $17.1 million and $15.2 million was included in Accrued expenses in our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively. The long-term portion of the tax sharing liability of $61.5 million and $70.9 million was reflected as Tax sharing liability in our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Commitments and Contingencies

Our contractual obligations as of June 30, 2013 did not materially change from the amounts set forth in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A, except for the timing of future payments on the Term Loans (see Note 2 - Term Loans and Revolving Credit Facility).

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. At June 30, 2013 and December 31, 2012, we had a $3.0 million and $5.2 million accrual related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Below, we have provided relevant information on these matters.

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

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: 43 cities in California; Broomfield, Colorado Springs, Golden, Greenwood Village, Lakewood, Littleton, Loveland, and Steamboat Springs, Colorado; Columbia and North Charleston, South Carolina; Arlington, Texas; Brunswick and Stanly, North Carolina; Davis, Summit, Salt Lake and Weber, Utah; and Aiken and Jasper, South Carolina. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes.

The following taxing authorities have issued assessments which are not final and are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the West Virginia Department of Revenue; Lake County, Indiana; the City of Portland, Oregon; and thirteen taxing jurisdictions in Arizona. These assessments range from $0.02 million to approximately $5.0 million, and total approximately $10.5 million.

In addition, the Hawaii Department of Taxation issued an assessment of $16.8 million for the 2012 taxable year, which is not final and is subject to further review by the taxing authority. The 2012 assessment is in addition to the $58.0 million final assessments previously issued by the Hawaii Department of Taxation for prior years, more than $30.0 million of which was rejected by the Hawaii Tax Court of Appeals. None of the Hawaii assessments issued in 2011 through 2013 have been based on historical transaction data.

Assessments or declaratory rulings that are administratively final and subject to judicial review have been issued by the cities of San Francisco and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade, Broward, and Osceola Florida; the Indiana Department of Revenue; the Wisconsin Department of Revenue. These assessments range from $0.2 million to approximately $3.2 million, and total approximately $6.9 million. Trial courts rejected the assessments in San Francisco and San Diego, California and Broward, Florida, which account for $5.0 million of this total.

The Company disputes that any hotel occupancy or related tax is owed under these ordinances and is challenging the assessments that have been made against the Company. If the Company is found to be subject to the hotel occupancy tax

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ordinance by a taxing authority and appeals the decision in court, certain jurisdictions have and others may attempt to require us to provide financial security or pay the assessment to the municipality in order to challenge the tax assessment in court.

The online travel companies, including Orbitz, have prevailed in the large majority of hotel tax cases that have been decided to date, having obtained favorable judgments in more than two dozen cases. However, there have been certain adverse lower court decisions against Orbitz and the other OTCs that, if affirmed, could result in significant liability to the Company.

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

Third, in January 2013, the Tax Court of Appeals in Hawaii ruled that the OTCs are subject to Hawaii's general excise tax. The Court also determined that the “splitting provision” contained in the Hawaii general excise tax statute, which limits application of the tax to only the amounts that travel agents receive for their services, does not apply to the transactions at issue. On February 8, 2013, the court entered an order in which it found that Orbitz is required to pay approximately $16.5 million in general excise tax and interest, which represents excise tax both on amounts that Orbitz retains for its services and those amounts that the hotels receive for the rental of their rooms. On March 19, 2013, the Court issued an order in which it also imposed "failure to file" and "failure to pay" penalties on the OTCs. The amount of the penalties awarded by the Court against Orbitz has not been officially determined, but is estimated to be approximately $6.7 million. Although Orbitz disagrees with the Court's rulings on general excise tax and intends to appeal them, we have recorded an expense of $4.25 million in light of the decision. The $4.25 million represents the amount Orbitz estimates it would owe if the Court had correctly applied the general excise tax splitting provision on merchant reservations through December 31, 2012 and a 25% failure to file penalty imposed on that figure. Orbitz has not reserved for the remainder of the ruling because it believes that the general excise tax splitting provision plainly applies to the transactions in question, and that the award of “failure to pay” penalties is entirely unsupported by the record in the case. Although we believe that it is not probable Orbitz ultimately will be liable for more than $4.25 million as a result of the Court's order, it is possible that Orbitz will not prevail, and if it does not, the amount of any final award of general excise tax, penalties and interest against Orbitz could exceed $23.6 million. Under Hawaii law, Orbitz must pay the total amount of any final assessment to Hawaii prior to appealing the Court's order. Accordingly, on April 29, 2013, Orbitz made a payment to Hawaii of approximately $16.9 million (which represents the $16.5 million amount awarded by the Court on February 8, 2013 and additional interest that subsequently accrued) to appeal the Court's award of general excise tax and interest. Orbitz anticipates that it will need to make an additional payment later this year to account for the penalty award, which Orbitz estimates will be approximately $6.7 million.

Fourth, in June 2013, the Circuit Court of Cook County granted the City of Chicago's motion for partial summary judgment, concluding that the online travel companies are subject to the City's accommodations tax ordinance. The Court has not yet made any determination as to damages. Although we disagree with the Court's decision and intend to appeal it, we have accrued $1.4 million for this matter, which represents our estimate of potential liability since 2008, when the City amended its ordinance in an effort to impose accommodations tax on the money that OTCs receive for the services they provide. If the Court's decision is affirmed in all respects, however, it is possible that Orbitz could be found to owe more than $2.8 million.

In an unrelated matter, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments, and as of

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2013, we had a remaining accrual totaling $11.7 million, which was included within Accrued expenses and Other long-term liabilities in our condensed consolidated balance sheet; in 2010, in connection with a dispute with Trilegiant, we ceased making termination payments.

On August 20, 2012, a putative consumer class action was filed in the United States District Court for the Northern District of California against certain major hotel chains, and the leading OTCs, including Orbitz. The complaint alleged that the hotel chains and OTCs, including Orbitz, violated antitrust and consumer protection laws by entering into agreements in which OTCs agree not to facilitate the reservation of hotel rooms at prices that are less than those found on the hotel chain websites. Following the filing of the initial complaint on August 20, 2012, several dozen additional putative consumer class action complaints were filed in federal courts across the country. These cases were then consolidated for pretrial purposes by the Judicial Panel on Multi-District Litigation and transferred to the United States District Court for the Northern District of Texas. On May 1, 2013, counsel for the Lead Plaintiff filed a Consolidated Amended Complaint. On July 1, 2013, we filed a motion to dismiss the Consolidated Amended Complaint. We cannot currently estimate a range of our potential loss if we do not prevail in this litigation.

We cannot estimate our aggregate range of loss in the cases for which we have not recorded an accrual, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

Financing Arrangements

We are required to issue letters of credit and similar instruments to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies primarily to satisfy consumer protection requirements. As of April 15, 2013, Travelport and its affiliates no longer owned at least 50% of our voting stock (see Note 1 - Organization and Basis of Presentation) and therefore are no longer obligated to provide new letters of credit to us. We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of $50.0 million in proceeds from our recent refinancing held as restricted cash and designated to be used to cash collateralize letters of credit or similar instruments, our $65.0 million revolving credit facility through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit, our $25.0 million multi-currency letter of credit facility, and cash from our balance sheet which can be used to support letters of credit and similar instruments. At June 30, 2013 and December 31, 2012, there were $33.4 million and $72.5 million, respectively, of outstanding letters of credit issued by Travelport on our behalf.

The following table shows the amount of letters of credit and similar instruments outstanding by facility, as well as the amounts of our restricted cash balances:

	June 30, 2013		December 31, 2012
	Letters of Credit and Other Credit Support	Restricted Cash	Letters of Credit and Other Credit Support	Restricted Cash
Travelport facility	$33,385	$—	$72,497	$—
Multi-currency letter of credit facility	16,327	25,106	12,763	13,309
Uncommitted letter of credit facilities and surety bonds	61,864	66,826	9,917	11,176
2007 Credit Agreement revolver	—	—	11,228	—
Total	$111,576	$91,932	$106,405	$24,485

Total letter of credit fees were $1.0 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $2.8 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively.

5.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. At our Annual Meeting of

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholders on June 11, 2013, our shareholders approved an amendment to the Plan, increasing the total number of shares of our common stock available for issuance under the Plan from 24,100,000 shares to 25,600,000 shares, subject to adjustment as provided by the Plan. As of June 30, 2013, 5,602,290 shares were available for future issuance under the Plan.

Restricted Stock Units

We granted 2,698,250 restricted stock units (“RSUs”) during the six months ended June 30, 2013 with a weighted-average grant date fair value per share of $4.04. The fair value of RSUs is amortized on a straight-line basis over the requisite service period of four years.

Performance-Based Restricted Stock Units

We granted 1,833,750 performance-based restricted stock units (“PSUs”) in February 2013 with a fair value per share of $3.34 to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU earned, subject to the satisfaction of a performance condition. The performance condition requires that the Company attain certain performance metrics for fiscal year 2013. Participants can earn between 33% and 100% of the total PSU award based on a straight-line interpolation of the performance criteria. If the minimum performance criteria is not met, each PSU will be forfeited. If this minimum performance condition is met, the PSUs earned will vest annually over a four-year period beginning on the grant date. As of June 30, 2013, we expect that the performance condition will be satisfied at its maximum level, and as such, the fair value of the PSUs is being amortized on a graded basis over the requisite service period of each vesting tranche.

Non-Employee Directors Deferred Compensation Plan

We granted 141,324 deferred stock units to our non-employee directors during the six months ended June 30, 2013 with a weighted-average grant date fair value per share of $7.59. These deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The entire grant date fair value of deferred stock units is recognized on the date of grant.

Compensation Expense

We recognized total equity-based compensation expense of $4.2 million and $2.6 million for the three months ended June 30, 2013 and 2012, respectively, and $6.9 million and $4.3 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, a total of $20.4 million of unrecognized compensation costs related to unvested restricted stock units, unvested stock options and unvested PSUs are expected to be recognized over the remaining weighted-average period of 3.1 years.

6.	Derivative Financial Instruments

Interest Rate Hedges

At June 30, 2013, we had no interest rate swaps outstanding. During March 2013, we terminated our remaining $100.0 million swap in conjunction with the termination of our 2007 Credit Agreement. Our interest rate swaps were the only derivative financial instruments that we had designated as hedging instruments.

The interest rate swaps were reflected in our condensed consolidated balance sheets at market value. The corresponding market adjustment was recorded to accumulated other comprehensive income (“AOCI”). The following table shows the fair value of our interest rate swaps:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2013	December 31, 2012
		(in thousands)
Interest rate swaps	Other current liabilities	$—	$276

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the market adjustments recorded during the three months ended June 30, 2013 and 2012:

	Gain in Other Comprehensive Income		(Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2013	2012	2013	2012	2013	2012
			(in thousands)
Interest rate swaps	$—	$59	$—	$(105)	$—	$—

The following table shows the market adjustments recorded during the six months ended June 30, 2013 and 2012:

	Gain in Other Comprehensive Income		(Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2013	2012	2013	2012	2013	2012
			(in thousands)
Interest rate swaps	$276	$192	$(277)	$(343)	$—	$—

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables and intercompany transactions. We primarily hedge our foreign currency exposure to the Pound sterling and the Australian dollar. As of June 30, 2013, we had foreign currency contracts outstanding with a total net notional amount of $292.1 million, all of which have matured. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2013	December 31, 2012
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$4,244	$—
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$—	$2,396

The following table shows the changes in the fair value of our foreign currency contracts which were recorded as a gain/(loss) in selling, general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Foreign currency hedges (a)	$9,254	$544	$18,730	$(4,870)

(a)
We recorded transaction gains/(losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $(10.1) million and $(1.7) million for the three months ended June 30, 2013 and 2012, respectively, and gains/(losses) of $(21.2) million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively. These transaction gains and losses were included in selling, general and administrative expense in our condensed consolidated statements of operations. The net impact of these transaction gains and losses, together with the gains and losses incurred on our foreign currency hedges, were gains/(losses) of $(0.8) million and $(1.2) million for the three months ended June 30, 2013 and 2012, respectively, and $(2.4) million and $(2.3) million for the six months ended June 30, 2013 and 2012, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accumulated Other Comprehensive Income/(Loss)

AOCI is comprised of currency translation adjustments and unrealized gains/(losses) on interest rate swaps. The change in AOCI by component for the three months ended June 30, 2013 and 2012 was as follows:

	Currency Translation Adjustment		Interest Rate Swaps
	2013	2012	2013	2012
Balance at April 1,	$5,378	$(2,066)	$—	$2,104
Other comprehensive income before reclassifications	8,233	3,303	—	(46)
Amounts reclassified from AOCI	—	—	—	105
Net current-period other comprehensive income (a)	8,233	3,303	—	59
Balance at June 30,	$13,611	$1,237	$—	$2,163

(a)	Amounts are disclosed net of tax.

The change in AOCI by component for the six months ended June 30, 2013 and 2012 was as follows:

	Currency Translation Adjustment		Interest Rate Swaps
	2013	2012	2013	2012
Balance at January 1,	$(4,786)	$2,361	$2,282	$1,971
Other comprehensive income before reclassifications	18,397	(1,124)	(1)	(151)
Amounts reclassified from AOCI	—	—	(2,281)	343
Net current-period other comprehensive income (a)	18,397	(1,124)	(2,282)	192
Balance at June 30,	$13,611	$1,237	$—	$2,163

(a)	Amounts are disclosed net of tax.

The amounts above reclassified from AOCI related to interest rate swaps were included in the condensed consolidated statements of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net interest expense	$—	$105	$277	$343
Provision/(benefit) for income taxes	—	—	(2,558)	—
Total	$—	$105	$(2,281)	$343

8.	Net Income/(Loss) per Share

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the weighted-average shares outstanding used in the calculation of net income/(loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-Average Shares Outstanding	2013	2012	2013	2012
Basic	107,231,148	105,150,691	106,765,207	104,981,607
Diluted effect of:
Restricted stock units	3,678,117	1,796,306	2,914,216	—
Performance-based restricted stock units	1,458,329	486,770	1,297,829	—
Stock options	547,651	264	210,391	—
Diluted	112,915,245	107,434,031	111,187,643	104,981,607

The following equity awards were not included in the diluted net income/(loss) per share calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
Antidilutive Equity Awards	2013	2012	2013	2012
Restricted stock units	159,121	897,887	86,250	4,357,369
Performance-based restricted stock units	1,833,750	451,027	1,327,189	1,165,294
Stock options	6,766	3,163,574	835,525	3,215,835
Total	1,999,637	4,512,488	2,248,964	8,738,498

9.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $15.7 million and $5.6 million at June 30, 2013 and December 31, 2012, respectively. Amounts due to or from Travelport are generally settled on a net basis.

The following table summarizes the related party transactions with Travelport and its subsidiaries, reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net revenue (a)	$21,814	$27,322	$44,753	$56,220
Cost of revenue	$15	$1	$(35)	$141
Selling, general and administrative expense	$35	$64	$80	$135
Marketing expense	$14	$—	$22	$—
Interest expense (b)	$1,201	$1,575	$2,913	$3,276

(a)	Net revenue includes incentive revenue for segments processed through Galileo and Worldspan. This incentive revenue accounted for more than 10% of our total net revenue.

(b)	Interest expense relates to letters of credit issued on our behalf by Travelport (see Note 4 - Commitments and Contingencies).

In June 2013, pursuant to a previous agreement and as permitted under the U.K. group relief provisions, we surrendered $27.0 million of net operating losses generated in 2005 to 2007 to Travelport. A full valuation allowance had previously been established for such net operating losses. As a result, upon surrender, we reduced our gross deferred tax assets and the corresponding valuation allowance by $6.2 million.

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

The following table summarizes the related party balances with other affiliates of Blackstone, reflected in our condensed consolidated balance sheets:

	June 30, 2013	December 31, 2012
	(in thousands)
Accounts receivable	$366	$332
Prepaid expenses	$4	$—
Accounts payable	$653	$315
Accrued merchant payable	$21,594	$2,491
Accrued expenses	$—	$30

The following table summarizes the related party transactions with other affiliates of Blackstone, reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net revenue	$6,691	$3,670	$10,488	$8,812
Selling, general and administrative expense	$114	$187	$204	$387

As part of the March 25, 2013 refinancing and the May 24, 2013 Amendment, we paid $0.3 million and $0.1 million, respectively, in arrangement fees to Blackstone.

10.	Fair Value Measurements

The following table shows the fair value of our assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, which are classified as Cash and cash equivalents and Other current liabilities in our condensed consolidated balance sheets.

	Fair Value Measurements as of
	June 30, 2013				December 31, 2012
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:	(in thousands)
Money market funds	$43,018	$43,018	$—	$—	$—	$—	$—	$—
Foreign currency derivative assets	$4,244	$4,244	$—	$—	$—	$—	$—	$—

Liabilities:
Foreign currency derivative liabilities	$—	$—	$—	$—	$2,396	$2,396	$—	$—
Interest rate swap liabilities	$—	$—	$—	$—	$276	$—	$276	$—

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

The carrying value of the Term Loans was $450.0 million at June 30, 2013, compared with a fair value of $454.5 million. At December 31, 2012, the carrying value of the term loan as part of the 2007 Credit Agreement was $440.0 million, compared with a fair value of $425.7 million. The fair values were determined based on quoted market ask prices, which is classified as a Level 2 measurement.

11.	Income Taxes

We recorded a tax benefit of $8.8 million and $167.3 million for the three and six months ended June 30, 2013, respectively, primarily due to the release of $8.9 million and $166.4 million in valuation allowances related to our U.S. federal deferred tax assets for the three and six months ended June 30, 2013, respectively. Following completion of our long-term financing arrangement in the first quarter of 2013, which resolved a significant negative factor, and based on recent and expected future taxable income, we believe it is more likely than not our deferred tax assets will be realized. Realization of the net deferred tax assets is not assured and changes in estimated or actual future income could reduce the amount of net deferred tax assets considered realizable. The net deferred tax assets at June 30, 2013 and December 31, 2012 amounted to $171.4 million and $6.8 million, respectively. The majority of the net deferred tax assets relate to U.S. federal taxes.

We have established a liability for future income tax contingencies and liabilities, referred to as unrecognized tax benefits of $4.0 million and $4.1 million at June 30, 2013 and December 31, 2012, respectively, that management believes to be adequate. This liability represents the additional taxes that may be paid when the related items are resolved. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $3.6 million and $0.9 million at June 30, 2013 and December 31, 2012. During the next twelve months, we anticipate a reduction to this liability due to the lapsing of statutes of limitations of approximately $0.5 million, of which $0.1 million would affect our effective tax rate.

In computing the tax provision for the three and six months ended June 30, 2013, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2013. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and six months ended June 30, 2013, and we expect to be able to realize the benefits associated with these losses during the remainder of fiscal year 2013 or we expect to recognize a deferred tax asset related to such losses at December 31, 2013.

In June, 2013 pursuant to a previous agreement and as permitted under the U.K. group relief provisions, we surrendered $27.0 million of net operating losses generated in 2005 to 2007 to Travelport. A full valuation allowance had previously been established for such net operating losses. As a result, upon surrender, we reduced our gross deferred tax assets and the corresponding valuation allowance by $6.2 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2012 Annual Report on Form 10-K filed on March 5, 2013, as amended by the Form 10-K/A filed on April 30, 2013, with the SEC.

EXECUTIVE OVERVIEW

General

We are a leading global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz and CheapTickets in the Americas; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We also own and operate Orbitz for Business, a corporate travel company. In addition, the Orbitz Worldwide Distribution group delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

Industry Trends

Our position in the industry is affected by the industry-wide trends discussed below, as well as a number of factors specific to our global operations and supplier relationships. The presence of high unemployment rates in a number of countries or regions worldwide and related pressure on consumer spending, as well as a mixed perception about the state of the global economy, cause uncertainty and volatility in the travel market.

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

The online travel industry is highly competitive and competition has intensified in recent years. Airlines and hotels have increasingly focused on distributing their products through their own websites and meta-search research sites have gained in popularity. In fact, some of our competitors have completed acquisitions of meta-search companies. We have also seen search engines, such as Google, increase their interest in the online travel vertical.

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

Demand in the air travel industry has strengthened over the past few years driven largely by increased corporate travel demand. In addition, airlines continue to maintain discipline around capacity. Both of these factors resulted in higher airfares. Higher airfares generally put pressure on leisure travel demand, which represents the majority of air bookings through OTCs. Further consolidation in the airline industry, such as the pending merger between American Airlines and US Airways, could put additional pressure on capacity and airfares in the future.

Suppliers continue to look for ways to decrease their overall distribution costs, which could significantly reduce the net revenue OTCs earn from travel and other ancillary travel products. We have encountered, and expect to continue to encounter, pressure on supplier economics as certain supply agreements are renegotiated.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Net revenue	$225,798	$200,977	$24,821	12%	$428,658	$390,756	$37,902	10%
Cost and expenses:
Cost of revenue	39,288	35,385	3,903	11%	80,582	71,501	9,081	13%
Selling, general and administrative	69,301	67,312	1,989	3%	141,665	137,625	4,040	3%
Marketing	80,700	69,136	11,564	17%	155,636	134,664	20,972	16%
Depreciation and amortization	13,882	14,272	(390)	(3)%	28,381	28,150	231	1%
Impairment of property and equipment	—	—	—	**	2,577	—	2,577	**
Total operating expenses	203,171	186,105	17,066	9%	408,841	371,940	36,901	10%
Operating income	22,627	14,872	7,755	52%	19,817	18,816	1,001	5%
Other expense:
Net interest expense	(12,734)	(9,284)	(3,450)	37%	(22,263)	(19,239)	(3,024)	16%
Other expense	(18,092)	—	(18,092)	**	(18,092)	(44)	(18,048)	**
Total other expense	(30,826)	(9,284)	(21,542)	**	(40,355)	(19,283)	(21,072)	**
Income/(loss) before income taxes	(8,199)	5,588	(13,787)	**	(20,538)	(467)	(20,071)	**
Provision/(benefit) for income taxes	(8,760)	1,004	(9,764)	**	(167,299)	1,460	(168,759)	**
Net income/(loss)	$561	$4,584	$(4,023)	(88)%	$146,761	$(1,927)	$148,688	**

** Not meaningful.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three and six months ended June 30, 2013 and 2012. Gross bookings, transactions and stayed hotel room nights not only have an impact on our net revenue trends, but these metrics also provide insight to changes in overall travel demand, both industry-wide and on our websites. Air gross bookings are composed of standalone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Gross bookings:
Domestic	$2,479,941	$2,399,412	$80,529	3%	$4,904,897	$4,891,976	$12,921	—%
International	604,947	570,777	34,170	6%	1,282,572	1,221,244	61,328	5%
Total gross bookings	$3,084,888	$2,970,189	$114,699	4%	$6,187,469	$6,113,220	$74,249	1%

Standalone air	$2,077,471	$2,155,649	$(78,178)	(4)%	4,105,184	4,358,187	(253,003)	(6)%
Non-air	1,007,417	814,540	192,877	24%	2,082,285	1,755,033	327,252	19%
Total gross bookings	$3,084,888	$2,970,189	$114,699	4%	$6,187,469	$6,113,220	$74,249	1%

Net revenue:
Air	$67,464	$67,313	$151	—%	$136,715	$139,557	$(2,842)	(2)%
Hotel	78,189	55,895	22,294	40%	141,112	105,360	35,752	34%
Vacation package	38,663	36,388	2,275	6%	70,340	66,642	3,698	6%
Advertising and media	15,518	15,261	257	2%	28,586	26,730	1,856	7%
Other	25,964	26,120	(156)	(1)%	51,905	52,467	(562)	(1)%
Total net revenue	$225,798	$200,977	$24,821	12%	$428,658	$390,756	$37,902	10%

Net revenue:
Domestic	$164,565	$145,073	$19,492	13%	$314,771	$282,416	$32,355	11%
International	61,233	55,904	5,329	10%	113,887	108,340	5,547	5%
Total net revenue	$225,798	$200,977	$24,821	12%	$428,658	$390,756	$37,902	10%

Transaction and hotel room night growth/(decline):
Booked transactions	1%	(4)%	(2)%	(1)%
Stayed hotel room nights	20%	3%	17%	3%

Gross Bookings

The increase in domestic gross bookings for the three months ended June 30, 2013 was driven primarily by higher airfares, higher average booking values for hotels and higher volume for hotels, vacation packages and car rentals, partially offset by lower air volume. Domestic gross bookings for the six months ended June 30, 2013 were largely unchanged year over year with lower air volume offset by higher airfares, higher average booking values for hotels and vacation packages and higher volume for hotels, vacation packages and car rentals.

The increase in international gross bookings for the three months ended June 30, 2013 was due primarily to higher air pricing and higher volume and average booking values for hotel and vacation packages, partially offset by lower air volume. The increase in international gross bookings for the six months ended June 30, 2013 was driven primarily by higher hotel and vacation package volume, higher airfares and higher average booking values for hotels, partially offset by lower air volume.

Net Revenue

Net revenue increased $24.8 million or 12% for the three months ended June 30, 2013 compared with the three months ended June 30, 2012, and increased $37.9 million or 10% for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012. Excluding the impact of foreign exchange fluctuations, net revenue increased by $25.0 million and $38.4 million, respectively, for the three and six months ended June 30, 2013 from the comparable prior year period.

Air.  Net revenue from air bookings increased $0.2 million and decreased $2.8 million, for the three and six months ended June 30, 2013, respectively, as compared with the three and six months ended June 30, 2012. Excluding the impact of foreign exchange fluctuations, net revenue remained flat and decreased $3.0 million, respectively, for the three and six months ended June 30, 2013 from the comparable prior year periods. Domestic air net revenue increased for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012, due to higher net revenue per transaction and the addition of an airline servicing revenue stream, partially offset by lower volume. Domestic air net revenue was flat for the six months ended June 30, 2013, with higher net revenue per transaction and the addition of an airline servicing stream, offset by lower volume. International air net revenue decreased for the three and six months ended June 30, 2013, respectively, as compared with the three and six months ended June 30, 2012. This decrease was due to lower volume, partially offset by higher net revenue per transaction.

Hotel.  Net revenue from hotel bookings increased $22.3 million or 40% and $35.8 million or 34% for the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $22.6 million and $36.3 million for the three and six months ended June 30, 2013, respectively, from the comparable prior year periods. Domestic hotel net revenue increased due primarily to higher volume, and to a lesser extent, higher net revenue per transaction. International hotel net revenue increased largely due to growth in hotel volume.

Vacation package.  As compared with the three and six months ended June 30, 2012, net revenue from vacation package bookings for the three and six months ended June 30, 2013 increased $2.3 million or 6%, and $3.7 million or 6%, respectively. Excluding the impact of foreign currency fluctuations, net revenue from vacation packages increased $2.4 million and $3.8 million for the three and six months ended June 30, 2013, respectively, from the comparable prior year periods. Domestic vacation package net revenue increased primarily due to higher transaction volume, partially offset by lower net revenue per transaction. International vacation package net revenue increased due to both higher transaction volume and higher net revenue per transaction.

Advertising and media.  Advertising and media net revenue increased $0.2 million or 2%, and $1.8 million or 7%, for the three and six months ended June 30, 2013, from the comparable prior year periods. Excluding the impact of foreign currency fluctuations, net revenue from advertising and media increased $0.3 million and $1.8 million for the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012. The increase was driven by higher display advertising, partially offset by the impact of the shutdown of the Away Network.

Other.  Other net revenue is composed primarily of net revenue from travel insurance, car bookings, cruise bookings, and attraction and services. Other net revenue decreased $0.2 million or 1%, and $0.6 million or 1%, for the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012. Excluding the impact of foreign currency fluctuations, other net revenue decreased $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012. The decreases were primarily driven by lower attraction and services net revenue and cruise net revenue, partially offset by higher car rental net revenue.

Costs and Expenses

Cost of Revenue

Our cost of revenue is composed of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$15,111	$14,011	$1,100	8%	$30,789	$26,812	$3,977	15%
Credit card processing fees	15,789	11,413	4,376	38%	32,141	24,208	7,933	33%
Other	8,388	9,961	(1,573)	(16)%	17,652	20,481	(2,829)	(14)%
Total cost of revenue	$39,288	$35,385	$3,903	11%	$80,582	$71,501	$9,081	13%

Cost of revenue increased $3.9 million on both a reported and constant currency basis, for the three months ended June 30, 2013 compared with the three months ended June 30, 2012, due primarily to a $4.4 million increase in credit card processing fees as a result of higher global hotel volume and growth in our private label distribution channel and a $1.1 million increase in customer service costs largely to support the growth in our private label distribution channel, partially offset by lower customer refunds and fraud expense of $1.5 million.

Cost of revenue increased $9.1 million (a $9.2 million increase excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2013 compared with the six months ended June 30, 2012, due primarily to a $7.9 million increase in credit card processing fees due to higher global hotel volume and a $4.0 million increase in customer service costs largely to support the growth in our private label distribution channel, partially offset by lower customer refunds and fraud expense of $3.1 million.

Selling, General and Administrative

Our selling, general and administrative expense is composed of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include professional fees, foreign currency transaction and hedging and other administrative costs.

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$42,158	$37,522	$4,636	12%	$85,681	$75,792	$9,889	13%
Contract labor (a)	5,257	6,223	(966)	(16)%	11,312	13,638	(2,326)	(17)%
Network communications, systems maintenance and equipment	7,056	6,653	403	6%	13,911	13,776	135	1%
Other	14,830	16,914	(2,084)	(12)%	30,761	34,419	(3,658)	(11)%
Total selling, general, and administrative	$69,301	$67,312	$1,989	3%	$141,665	$137,625	$4,040	3%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $2.0 million (a $2.1 million increase excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2013 compared with the three months ended June 30, 2012. This increase was driven primarily by a $4.6 million increase in wages and benefits and a $0.4 million increase in network communications, systems maintenance and equipment costs, partially offset by a $1.0 million decrease in contract labor costs, lower foreign currency losses of $0.4 million and decreases in other costs, including travel and meetings, bad debt and professional fees. Wages and benefits increased largely due to higher incentive-based compensation of $3.1 million, an increase in stock-based compensation of $1.7 million, lower capitalized salaries and benefits of $1.4 million, partially offset by lower wages of $1.8 million.

Selling, general and administrative expense increased $4.0 million (a $4.3 million increase excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. This increase was driven primarily by a $9.9 million increase in wages and benefits, partially offset by a $2.3 million decrease in contract labor costs, lower professional fees of $1.6 million and lower travel and meeting costs of $1.7 million. Wages and benefits increased largely due to higher incentive-based compensation of $3.2 million, lower capitalized salaries and benefits of $2.7 million, higher severance costs of $2.6 million and higher stock-based compensation of $2.6 million, partially offset by lower wages of $2.0 million.

Marketing

Our marketing expense is composed primarily of online marketing costs, such as search engine marketing, travel research and affiliates, and offline marketing costs, such as television, radio and print advertising. Our online marketing spending is significantly greater than our offline marketing spending. Marketing expense increased $11.6 million or 17% (a $11.7 million increase excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2013 compared with the three months ended June 30, 2012, and increased $21.0 million or 16% (a $21.1 million increase excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. The increase in marketing expense for both the three month and six month period was due largely to growth of our private label distribution channel and increased search engine marketing, partially offset by lower offline marketing spend.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million and $0.2 million, both as reported and excluding the impact of foreign currency fluctuations, for the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012. The increase in depreciation and amortization expense was due primarily to additional assets put into service and accelerated depreciation of certain assets.

Impairment of Property and Equipment

As a result of our decision during the first quarter of 2013 to exit the Away Network business, we recorded a $2.6 million non-cash charge for the six months ended June 30, 2013 to impair property and equipment associated with that business. This charge was included in impairment of property and equipment in our condensed consolidated statement of operations.

Net Interest Expense

Net interest expense increased $3.5 million and $3.0 million for the three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012. The increase in net interest expense was due primarily to the refinancing of the 2007 Credit Agreement in March 2013 and the effects of the new $515.0 million senior secured credit agreement as amended on May 24, 2013 (collectively the "Credit Agreement"). For the three and six months ended June 30, 2013, the weighted average interest rates of the term loans were 346 and 183 basis points higher, respectively, than the same periods in 2012. For the three and six months ended June 30, 2013, the average principal balances of the term loans outstanding were approximately $10 million higher and $8 million lower, respectively, compared with the same periods in 2012. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to the Condensed Consolidated Financial Statements. These increases were partially offset by lower non-cash interest expense related to the tax sharing liability of $0.5 million and $1.7 million for the three and six months ended June 30, 2013, respectively.

Other Expense

Other expense increased $18.1 million and $18.0 million for the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012. The increase in other expense was due primarily to an $18.1 million charge reflecting the write-off of deferred financing fees and other refinancing costs related to the Credit Agreement. Due to a favorable interest rate environment and the Company's performance in the first quarter of 2013, on May 24, 2013 we refinanced the term loan portion of our debt at substantially lower rates than those per the agreement signed on March 25, 2013. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to the Condensed Consolidated Financial Statements.

Provision for Income Taxes

We recorded a tax benefit of $8.8 million for the three months ended June 30, 2013 and a tax provision of $1.0 million for the three months ended June 30, 2012. The tax benefit for the three months ended June 30, 2013 was due primarily to the additional portion of the U.S. valuation allowance released in the current period of $8.9 million. The tax provision for the three months ended June 30, 2012 was due to income in certain European-based subsidiaries and U.S. state and local income taxes.

For the six months ended June 30, 2013 we recorded a tax benefit of $167.3 million and for the six months ended June 30, 2012 we recorded a tax provision of $1.5 million. For the six months ended June 30, 2013 we recorded a release of $166.4 million in valuation allowances related to our U.S. federal deferred tax assets. Based on recent and expected future taxable income following completion of our long-term financing arrangements, we believe it is more likely than not that our deferred tax assets related to U.S. federal taxes will be realized.

As of June 30, 2013, the valuation allowance for our deferred tax assets was $109.2 million, which relates primarily to foreign jurisdictions. We have maintained full valuation allowances in the foreign jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 9 - Related Party Transactions of the Notes to Condensed Consolidated Financial Statements.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book leisure travel rather than business travel. Gross bookings for leisure travel are generally highest in the first half of the year as customers plan and book their spring and summer vacations. Cash is received upon booking for the majority of transactions on our websites, and net revenue for non-air transactions is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third quarters. Our seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the growth of our international operations or a change in our product mix.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, our cash and cash equivalents and availability under the Credit Agreement, which includes a $65.0 million revolving credit facility (the "Revolver") through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements. At June 30, 2013 our cash and cash equivalents amounted to $222.7 million. At June 30, 2013, there were no outstanding borrowings or letters of credit issued under the Revolver. Letters of credit that are issued under the Revolver would reduce the amount available for borrowings. Total available liquidity from cash and cash equivalents and the Revolver was $287.7 million at June 30, 2013.

We require letters of credit and similar instruments to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations. At June 30, 2013 and December 31, 2012, we had $111.6 million and $106.4 million of outstanding letters of credit and similar instruments. For further details on our letters of credit, see Note 4 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Currently, except for the availability under the Revolver and letters of credit provided by Travelport, most of our letters of credit and similar instruments require cash collateral support, which is recorded as Restricted cash on our condensed consolidated balance sheets. With Travelport no longer required to provide us new letters of credit as of April 15, 2013, we will have increased requirements for cash collateral to support letters of credit and similar instruments in the future, which may have a negative effect on our liquidity. We believe we have adequate letter of credit availability to support our expected requirements for the foreseeable future.

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

As of June 30, 2013, we had a working capital deficit of $293.2 million compared with a deficit of $247.7 million as of December 31, 2012. The increased deficit in the six months ended June 30, 2013 as compared to the same period in 2012 was largely due to the timing of cash receipts and payments, primarily related to merchant transactions, an increase in restricted cash (excluding the amount related to Term Loans) and to fund certain disputed hotel occupancy taxes. See Note 4 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

We generated positive cash flow from operations for each of the years ended December 31, 2008 through December 31, 2012 and for the six months ended June 30, 2013 despite experiencing net losses in most of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures, cash collateralize letters of credit and meet our other cash operating needs. For the year ending December 31, 2013, we expect our capital expenditures to be between $38.0 million and $43.0 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock.

With respect to both our short- and long-term liquidity needs, we currently believe that cash flow generated from operations, cash on hand, and borrowing availability under the Revolver entered into in March 2013 will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements. See Part II Item 1A. Risk Factors: "Our business has significant liquidity requirements" for a list of certain events that could have a negative impact on our liquidity. On April 29, 2013, we paid $16.9 million to the Hawaii Department of Taxation related to our appeal of the excise tax assessment in Hawaii. We expect to pay approximately $6.7 million in additional funds in the third quarter related to our appeal. We may continue to be required to provide financial security or pay deposits to municipalities in order to challenge assessments in court for hotel occupancy tax proceedings, which could negatively affect our cash flow and liquidity.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Beginning cash and cash equivalents	$130,262	$136,171
Cash provided by/(used in):
Operating activities	206,137	104,129
Investing activities	(85,900)	(24,420)
Financing activities	(24,284)	(44,575)
Effect of changes in exchange rates on cash and cash equivalents	(3,474)	(869)
Net increase in cash and cash equivalents	92,479	34,265
Ending cash and cash equivalents	$222,741	$170,436

Operating Activities

Cash provided by operating activities consists of our net income, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred income, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $206.1 million for the six months ended June 30, 2013 compared with $104.1 million for the six months ended June 30, 2012. The increase in cash flow from operations was due primarily to the growth in global merchant hotel transactions and the timing in payments of accrued expenses, partially offset by an increase in accounts receivable.

Investing Activities

Cash flow used in investing activities increased to $85.9 million for the six months ended June 30, 2013 from $24.4 million for the six months ended June 30, 2012. This increase from the prior year was due primarily to an increase in restricted cash balances of $67.4 million in the six months ended June 30, 2013 as compared with the prior year period. The increase in restricted cash was largely due to placing $50.0 million of loan proceeds into restricted cash to collateralize certain letters of credit and similar instruments, the addition in the third quarter of 2012 of a $25.0 million multi-currency letter of credit facility (which requires cash collateral for any letter of credit issued thereunder), and other amounts required to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations.

Financing Activities

Cash flow used in financing activities decreased to $24.3 million for the six months ended June 30, 2013 from $44.6 million for the six months ended June 30, 2012. This decrease was due primarily to lower net repayments on our term loans outstanding in the six months ended June 30, 2013 compared with the same period last year. Specifically, in the current period, we had a net cash outflow of $12.3 million in connection with the refinancing of the term loan borrowings under our 2007 Credit Agreement, while in the same period last year we had a $32.2 million excess cash flow payment on our outstanding term loan. In addition, we had a $2.4 million increase in net proceeds related to the exercise of employee stock options and employee tax withholdings for equity based awards in the six months ended June 30, 2013 as compared to the comparable prior year period.

Financing Arrangements

On March 25, 2013, we entered into a $515.0 million senior secured credit agreement comprised of the Revolver maturing September 25, 2017 and $450.0 million in term loans. We used $400.0 million of proceeds from the term loans, along with cash on hand, to repay the balance outstanding under the 2007 Credit Agreement (as discussed in Note 2 - Term Loans and Revolving Credit Facility of the Condensed Consolidated Financial Statements) and to pay certain fees and expenses incurred in connection with the $515.0 million senior secured credit agreement. In addition, $50.0 million of proceeds from the term loans were placed in restricted accounts to cash collateralize certain letters of credit and similar instruments and are included in Restricted cash on our condensed consolidated balance sheet. The term loans issued on March 25, 2013 were refinanced and amended on May 24, 2013 (the "Amendment"). The effects of the Amendment included a lower interest rate of 200 to 250 basis points.

Following the Amendment, the Credit Agreement consists of a $100.0 million term loan (“Tranche B Term Loan”) maturing September 25, 2017, a $350.0 million term loan (“Tranche C Term Loan”) maturing March 25, 2019 (collectively, the “Term Loans”) and the Revolver.

The Term Loans and the Revolver bear interest at a variable rate, at our option, of the Eurocurrency Rate or the Base Rate, plus a margin. The Credit Agreement requires us to maintain a minimum cash interest coverage ratio and not to exceed a maximum first lien leverage ratio, each as defined in the Credit Agreement. As of June 30, 2013, we were in compliance with all covenants and conditions of the Credit Agreement and expect to be in compliance for the foreseeable future.

The Term Loans are payable in quarterly installments of $3.375 million, beginning September 30, 2013, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loans (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain leverage ratios) of the prior year's excess cash flow, as defined in the Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement. The first excess cash flow measurement will be for the period from July 1, 2013 to December 31, 2013.

Based on our current financial projections for the six months ending December 31, 2013, we estimate that we will not be required to make a payment from excess cash flow in the first quarter of 2014 due to the seasonal fluctuations in our business. The amount of payment required is subject to change based on actual results, which could differ materially from our financial projections as of June 30, 2013.

As of April 15, 2013, Travelport and its affiliates no longer owned at least 50% of our voting stock (see Note 1 - Organization and Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements) and therefore was no longer obligated to provide new letters of credit to us. At June 30, 2013 and December 31, 2012, there were $33.4 million and $72.5 million, respectively, of outstanding letters of credit issued by Travelport on our behalf. We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of proceeds from our Credit Agreement refinancing held as restricted cash and designated to be used to cash collateralize letters of credit or similar instruments, our Revolver, through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit, our $25.0 million multi-currency letter of credit facility, and cash from our balance sheet which can be used to support letters of credit and similar instruments, if necessary.

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

Contractual Obligations

Our contractual obligations as of June 30, 2013 did not materially change from the amounts set forth in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A, except for the timing of payments on term loans. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements for an updated maturity table related to the Term Loans.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2013 from the 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a full discussion of our market risk as of December 31, 2012, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used June 30, 2013 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $9.3 million at June 30, 2013 compared with $7.6 million at December 31, 2012. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous.

The effect of a hypothetical 10% adverse change in market rates of interest would have no impact to interest expense at June 30, 2013. Although our Term Loans bear interest at a variable rate plus a margin, the current variable rate based on LIBOR is below the minimum rate that would be required to alter the rate under the Credit Agreement.

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

We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. We have devoted significant effort to improving the quality of the controls surrounding our IT systems and processes. In addition, we are continuing the development of our internally generated subledger reporting system. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of June 30, 2013, we have not fully completed the implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, and solely because of the material weakness in internal control over financial reporting disclosed in our 2012 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2013.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this periodic report. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During 2013, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weakness described in our 2012 Form 10-K.

•
We continue to make progress with our comprehensive plan to document, implement and test the IT general and application controls that we believe will result in the remediation of the material weakness in the our internal control over financial reporting. We expect to achieve operational effectiveness of these controls in 2013.

•	We continue to implement additional key portions of our subledger reporting system that have, and will continue to strengthen our controls surrounding account reconciliations and journal entries.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended June 30, 2013, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject. In addition, there were no material developments in the legal proceedings previously reported in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A for the fiscal year ended December 31, 2012, except as described below.

Litigation Relating To Hotel Taxes

Los Angeles, CA: On April 18, 2013, the Superior Court for the County of Los Angeles granted the online travel companies' motion for judgment granting writ of administrative mandamus and denying the City's cross-motion.

North Carolina Department of Revenue: On May 28, 2013, the Superior Court of Wake County, North Carolina granted in part and denied in part the North Carolina Department of Revenue's motion to dismiss Orbitz's complaint.

Gallup, New Mexico: On May 31, 2013, the parties reached an agreement in principle to settle this case.

Chicago, Illinois: On June 21, 2013, the Circuit Court for Cook County granted the City's motion for partial summary judgment. On July 8, 2013, the Court issued its final version of its Order.

Bedford Park, IL: On July 8, 2013, the Villages of Bedford Park, Oak Lawn, Orland Hills, and Willowbrook, the cities of Warrenville, Oakbrook Terrace, and Rockford, Illinois, filed a putative class action complaint in the Circuit Court of Cook County against a group of online travel companies, including Orbitz LLC and Trip Network, Inc. (d/b/a Cheaptickets.com).

Kentucky Department of Revenue: On July 15, 2013, the Kentucky Department of Revenue filed suit against several online travel companies, including Orbitz LLC and Trip Network Inc.

Consumer Class Actions

McAllister case: On May 23, 2013, Circuit Court of Saline County, Arkansas granted the OTCs' motion for reconsideration and dismissed the complaint. On June 19, 2013, the plaintiffs filed a notice of appeal.

Debra Miller v. 1-800-Flowers.com et al: On May 31, 2013, the plaintiffs voluntarily dismissed Orbitz.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A, except for the risk factors included below.

We have deleted the risk factor, “We rely on Travelport to issue letters of credit on our behalf under its credit facility.” that was included in our 2012 Annual Report on Form 10-K because as of April 15, 2013, Travelport is no longer obligated to provide new letters of credit on our behalf as Blackstone no longer owns, directly or indirectly through voting control of its affiliates (including Travelport), in excess of 50% of our outstanding common stock. See Note 1 - Organization and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements.

We have replaced the risk factor, “Our business is dependent on our liquidity and our ability to access funding.” that was included in our 2012 Annual Report on Form 10-K with "Our business has significant liquidity requirements.", which is included below. On March 25, 2013 we entered into a $515.0 million senior secured credit agreement with maturities ranging from September 2017 to March 2019, which was amended on May 24, 2013. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements.

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

Travelport and its affiliates own a significant ownership stake in us and may have strategic interests that differ from ours or the interests of our other stockholders.

At June 30, 2013, Travelport and investment funds that owned or controlled Travelport's ultimate parent company beneficially owned approximately 49% of our outstanding common stock and are therefore able to exert significant influence over us. Moreover, our certificate of incorporation provides that Travelport has a variety of rights, including the right to approve all nominees for our Board of Directors. On April 15, 2013, following the completion of the Travelport Refinancing,

Blackstone no longer beneficially owns, directly or indirectly through voting control of its affiliates (including Travelport), in excess of 50% of our outstanding common stock.

Travelport and Blackstone collectively own sufficient shares to significantly influence any actions requiring the approval of our stockholders, including adopting most amendments to our certificate of incorporation and approving or rejecting proposed mergers or sales of all or substantially all of our assets. As a practical matter, Travelport will be able to exert significant influence and potential control over matters put to a vote of our stockholders so long as it continues to own a significant amount of our outstanding voting stock, even though that amount is currently less than 50%.

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

•
changes to payment terms or other requirements imposed by vendors, suppliers, consumer protection organizations, taxing authorities or regulatory agencies, such as requiring us to provide letters of credit, cash reserves, deposits or other forms of financial security or increases in such requirements; and

•
lower than anticipated operating cash flows from our operations or other unanticipated events, such as unfavorable outcomes in legal proceedings (including, in the case of hotel occupancy proceedings, certain jurisdictions' requirements that we provide financial security or pay a deposit to the municipality in order to challenge the assessment in court).

If any of these events occurs in the future, individually or in the aggregate, they could have a material adverse effect on our results of operations, our liquidity and the value of our common stock.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. As noted previously, the nature of the relationship with the affiliates discussed below, changed during the quarter ended June 30, 2013. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the six months ended June 30, 2013. In addition, we sought confirmation from entities that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, we are not aware of any other reportable transactions or dealings.

Travelport, which “controls” us and is therefore our “affiliate” (as each term is interpreted by the SEC for purposes of Section 13(r) of the Exchange Act), provided the disclosure reproduced below for the quarter ended June 30, 2013, as required by Section 13(r) of the Exchange Act (the “Travelport Disclosure”). We have not independently verified or participated in the preparation of the Travelport Disclosure.
Travelport Disclosure:
"As part of our global business in the travel industry, we provide certain passenger travel related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control (“OFAC”). Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

Prior to and during the reporting period, we also provided airline IT services to Syrian Arab Airlines. These services were generally understood to be permissible under the same statutory travel exemption. The services were terminated following the May 2013 action by OFAC to designate this airline as a Specially Designated Global Terrorist pursuant to the Global Terrorism Sanctions Regulations."

Travelport has not provided us with gross revenues and net profits attributable to the activities described above.

The Blackstone Group, which indirectly "controls" (as that term is interpreted by the SEC for purposes of Section 13(r) of the Exchange Act) us, informed us that Hilton Worldwide, Inc. (“Hilton”), which may be considered an affiliate of The Blackstone Group, provided the disclosure reproduced below for the quarter ended June 30, 2013, as required by Section 13(r) of the Exchange Act (the “Hilton Disclosure”). We have no involvement in or control over the activities of Hilton, any of its predecessor companies or any of its subsidiaries, but because both we and Hilton are controlled by The Blackstone Group, we are considered an “affiliate” of Hilton for the purposes of Section 13(r) of the Exchange Act. We have not independently verified or participated in the preparation of the Hilton Disclosure.

Hilton Disclosure:

"As previously disclosed, during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury. Both of these hotels are owned by a third party, staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. In each case, these payments originated from the third-party owner's account to the personal accounts of the employees at their chosen bank. During the reporting period, both hotels discontinued making direct deposits to accounts at Bank Melli. No revenues or net profits are associated with these transactions.

Also as previously disclosed, during the reporting period, several individuals stayed at the DoubleTree Kuala Lumpur, Malaysia, pursuant to a rate agreement between the hotel and Mahan Air, an entity identified on the SDN List. The rate agreement was terminated as of May 2, 2013. This hotel is staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. Under the rate agreement, which was entered into in the name of the owner, the hotel reserved a number of rooms for Mahan Air crew members at the DoubleTree Kuala Lumpur several times each week. Revenue and net profit received by Hilton attributable to Mahan Air crew hotel stays during the reporting period was approximately $430."

Item 6.    Exhibits

Exhibit No.	Description
10.1*	Letter Agreement, dated April 26, 2013, between Orbitz Worldwide, Inc. and David Belmont.
10.2*	Amendment #2 to Letter Agreement, dated April 26, 2013, between Orbitz Worldwide, Inc. and Roger Liew.
10.3*	Amendment to Letter Agreement, dated April 30, 2013, between Orbitz Worldwide, Inc. and Chris Orton.
10.4*	Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated, effective June 11, 2013.
10.5
Refinancing Term Loan Amendment No. 1 dated as of May 24, 2013 to the Credit Agreement dated as of March 25, 2013 among Orbitz Worldwide, Inc., Credit Suisse AG, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other agents and letter of credit issuers party thereto, incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on May 28, 2013.

10.6*	Form of Performance-Based Restricted Stock Unit Award Agreement (Chief Executive Officer) - 2013 Equity Grants
10.7*	Form of Performance-Based Restricted Stock Unit Award Agreement (Senior Vice President) - 2013 Equity Grants
10.8*	Form of Performance-Based Restricted Stock Unit Award Agreement (Senior Vice President - United Kingdom) - 2013 Equity Grants
10.9*	Form of Restricted Stock Unit Award Agreement (Chief Executive Officer) - 2013 Equity Grants
10.10*	Form of Restricted Stock Unit Award Agreement (Senior Vice President and Group Vice President) - 2013 Equity Grants
10.11*	Form of Restricted Stock Unit Award Agreement (Senior Vice President - United Kingdom) - 2013 Equity Grants
10.12*	Form of Restricted Stock Unit Award Agreement (Vice President - Australia) - 2013 Equity Grants
10.13*	Form of Restricted Stock Unit Award Agreement (Vice President - France) - 2013 Equity Grants
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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

ORBITZ WORLDWIDE, INC
(Registrant)

Date:	August 8, 2013	/s/ Barney Harford
Barney Harford
Chief Executive Officer
(Duly Authorized Officer)

Date:	August 8, 2013	/s/ Michael Randolfi
Michael Randolfi
Chief Financial Officer
(Principal Financial Officer)