Form 10-Q
period 2013-09-30
Orbitz Worldwide, Inc.
filed 2013-11-05
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

As of October 31, 2013, 108,204,739 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2012 Annual Report on Form 10-K filed on March 5, 2013, as amended by the Form 10-K/A filed on April 30, 2013, with the Securities and Exchange Commission. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$220,919	$198,303	$649,577	$589,059
Cost and expenses:
Cost of revenue	39,151	38,203	119,733	109,704
Selling, general and administrative	67,611	57,071	209,276	194,696
Marketing	73,511	62,640	229,147	197,304
Depreciation and amortization	13,118	14,062	41,499	42,212
Impairment of other assets	59	1,417	2,636	1,417
Total operating expenses	193,450	173,393	602,291	545,333
Operating income	27,469	24,910	47,286	43,726
Other income/(expense):
Net interest expense	(11,961)	(8,847)	(34,224)	(28,086)
Other income/ (expense)	(8)	3	(18,100)	(41)
Total other expense	(11,969)	(8,844)	(52,324)	(28,127)
Income (loss) before income taxes	15,500	16,066	(5,038)	15,599
Provision (benefit) for income taxes	2,518	1,248	(164,781)	2,708
Net income	$12,982	$14,818	$159,743	$12,891

Net income per share - basic:
Net income per share	$0.12	$0.14	$1.49	$0.12
Weighted-average shares outstanding	108,993,525	106,127,706	107,516,142	105,366,429

Net income per share - diluted:
Net income per share	$0.11	$0.14	$1.41	$0.12
Weighted-average shares outstanding	115,657,206	107,256,562	113,343,038	107,423,416

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$12,982	$14,818	$159,743	$12,891
Other comprehensive income/(loss):
Currency translation adjustment	(11,203)	(5,622)	7,194	(6,746)
Unrealized gain/(loss) on floating to fixed interest rate swaps (net of tax of $0, $0, $2,558 and $0)	—	2	(2,282)	194
Other comprehensive income/(loss)	(11,203)	(5,620)	4,912	(6,552)
Comprehensive income	$1,779	$9,198	$164,655	$6,339

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$160,359	$130,262
Accounts receivable (net of allowance for doubtful accounts of $858 and $903, respectively)	87,494	75,789
Prepaid expenses	10,906	11,018
Due from Travelport, net	15,299	5,617
Other current assets	14,035	3,072
Total current assets	288,093	225,758
Property and equipment (net of accumulated depreciation of $322,277 and $297,618)	120,265	132,544
Goodwill	345,388	345,388
Trademarks and trade names	90,433	90,790
Other intangible assets, net	257	830
Deferred income taxes, non-current	158,592	6,773
Restricted cash	115,641	24,485
Other non-current assets	33,680	7,746
Total Assets	$1,152,349	$834,314
Liabilities and Shareholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$27,027	$21,485
Accrued merchant payable	366,598	268,589
Accrued expenses	136,977	118,329
Deferred income	47,127	34,948
Term loan, current	13,500	24,708
Other current liabilities	13,405	5,365
Total current liabilities	604,634	473,424
Term loan, non-current	433,125	415,322
Tax sharing liability	64,228	70,912
Other non-current liabilities	17,602	17,319
Total Liabilities	1,119,589	976,977
Commitments and contingencies (see Note 4)
Shareholders’ Equity/(Deficit):
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 108,150,511 and 105,119,044 shares issued, respectively	1,081	1,051
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,052,204	1,041,466
Accumulated deficit	(1,022,881)	(1,182,624)
Accumulated other comprehensive income/(loss) (net of accumulated tax benefit of $0 and $2,558)	2,408	(2,504)
Total Shareholders’ Equity/(Deficit)	32,760	(142,663)
Total Liabilities and Shareholders’ Equity/(Deficit)	$1,152,349	$834,314

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$159,743	$12,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,499	42,212
Impairment of property and equipment	2,636	1,417
Amortization of unfavorable contract liability	(2,685)	(5,822)
Non-cash net interest expense	11,225	10,625
Deferred income taxes	(165,403)	2,005
Stock compensation	10,059	6,233
Changes in assets and liabilities:
Accounts receivable	(12,806)	(21,544)
Due from Travelport, net	(9,744)	(8,664)
Accounts payable, accrued expenses and other current liabilities	23,499	1,139
Accrued merchant payable	97,152	56,579
Deferred income	11,930	13,336
Other	11,021	(4,322)
Net cash provided by operating activities	178,126	106,085
Investing activities:
Property and equipment additions	(29,550)	(34,841)
Changes in restricted cash	(91,198)	(5,252)
Net cash used in investing activities	(120,748)	(40,093)
Financing activities:
Payments on and retirement of term loans	(893,405)	(32,183)
Issuance of long-term debt, net of issuance costs	877,718	—
Employee tax withholdings related to net share settlements of equity-based awards	(6,282)	(2,126)
Proceeds from exercise of employee stock options	6,991	—
Payments on tax sharing liability	(13,791)	(15,408)
Payments on note payable	—	(172)
Net cash used in financing activities	(28,769)	(49,889)
Effects of changes in exchange rates on cash and cash equivalents	1,488	16
Net increase in cash and cash equivalents	30,097	16,119
Cash and cash equivalents at beginning of period	130,262	136,171
Cash and cash equivalents at end of period	$160,359	$152,290
Supplemental disclosure of cash flow information:
Income tax payments, net	$1,142	$1,128
Cash interest payments	$23,410	$21,078
Non-cash investing activity:
Capital expenditures incurred not yet paid	$4,380	$519

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

In 2006, affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures acquired Travelport Limited (“Travelport”), a unit of Cendant that comprised its travel distribution services businesses, which included the businesses that we now own and operate as well as other travel distribution businesses. In 2007, our businesses were separated from the rest of the Travelport businesses, placed in a newly formed company, Orbitz Worldwide, Inc., and then became a public company. Our common stock trades on the New York Stock Exchange under the symbol “OWW.”

At September 30, 2013 and December 31, 2012, there were 108,125,274 and 105,093,807 shares of our common stock outstanding, respectively, of which approximately 48% and 53% were beneficially owned by Travelport and the investment funds that indirectly control Travelport. On April 15, 2013, following the completion of the Travelport comprehensive refinancing plan (the “Travelport Refinancing”), Orbitz Worldwide, Inc. is no longer a “controlled company” as defined in Section 303A of the New York Stock Exchange listing rules. Because of the Travelport Refinancing, Blackstone no longer beneficially owns, directly or indirectly through voting control of its affiliates (including Travelport), in excess of 50% of our outstanding common stock.

We are a leading global online travel company that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz and CheapTickets in the Americas; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We also own and operate Orbitz for Business, a corporate travel company, and Orbitz Worldwide Distribution group (Orbitz Partner Network), which delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

Basis of Presentation

The accompanying condensed consolidated financial statements of Orbitz Worldwide, Inc. and subsidiaries (“Orbitz,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

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

On March 25, 2013, we entered into a $515.0 million senior secured credit agreement comprised of a four and one-half year $65.0 million revolving credit facility maturing September 25, 2017 (the “Revolver”) and $450.0 million in term loans. We used $400.0 million of proceeds from the term loans, along with cash on hand, to repay the balance outstanding under the 2007 Credit Agreement (described below) and to pay certain fees and expenses incurred in connection with the $515.0 million senior secured credit agreement. In addition, $50.0 million of proceeds from the term loans were placed in restricted accounts to cash collateralize certain letters of credit and similar instruments and are included in Restricted cash on our Condensed Consolidated Balance Sheet. Term loans included under the $515.0 million senior secured credit agreement were refinanced and amended on May 24, 2013 (“the Amendment”).

Following the Amendment, the $515.0 million senior secured credit facility (the “Credit Agreement”) consists of a $100.0 million term loan (“Tranche B Term Loan”) maturing September 25, 2017, a $350.0 million term loan (“Tranche C Term Loan”) maturing March 25, 2019 (collectively, the “Term Loans”) and the Revolver.

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

The Tranche B and Tranche C Term Loans are payable in quarterly installments of $2.5 million and $0.875 million, respectively, beginning September 30, 2013, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loans. In addition, we are required, subject to certain exceptions, to make payments on the Term Loans (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain first lien leverage ratios) of the prior year’s excess cash flow, as defined in the Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement. If required, the first excess cash flow payment will be made from our excess cash flow for the period July 1, 2013 to December 31, 2013.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the term loans during the nine months ended September 30, 2013 was as follows:

Amount
(in thousands)
Balance at January 1, 2013 (current and non-current)	$440,030
Payment from excess cash flow under the 2007 Credit Agreement	(24,708)
Repayment of term loan under the 2007 Credit Agreement	(415,322)
Sub-total 2007 Credit Agreement	—

Proceeds from issuance of term loans	450,000
Prepayment of term loans pursuant to the Amendment	(450,000)
Proceeds from issuance of Term Loans pursuant to the Amendment	450,000
Scheduled principal payments of Term Loans	(3,375)
Balance at September 30, 2013 (current and non-current)	$446,625

At September 30, 2013, the Term Loans had a variable interest rate based on LIBOR rates, resulting in a weighted-average interest rate of 5.48%, excluding the impact of the amortization of debt issuance costs.

Based on our current financial projections for the six months ending December 31, 2013, the initial measurement date (annually thereafter), we estimate that we will not be required to make a payment from excess cash flow in the first quarter of 2014. The amount of payment required is subject to change based on actual results, which could differ materially from our financial projections as of September 30, 2013.

The table below shows the aggregate maturities of the Term Loans over the remaining term of the Credit Agreement, excluding any mandatory prepayments that could be required under the Term Loans. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2014 is not reasonably estimable as of September 30, 2013.

Year	(in thousands)
2013	$3,375
2014	13,500
2015	13,500
2016	13,500
2017	68,500
Thereafter	334,250
Total	$446,625

Revolver

The Revolver provides for borrowings and letters of credit up to $65.0 million, through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit. The Revolver bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 5.50% per annum or the Base Rate plus a margin of 4.50% per annum. The margin is subject to step down by 0.25% per annum based on our total leverage ratio, as defined in the Credit Agreement. We pay a letter of credit fee in the amount of the Eurocurrency Rate on all outstanding letters of credit and we incur a facility fee of 0.50% per annum on all loans, letters of credit and any unused amounts on the Revolver. At September 30, 2013 there were no outstanding borrowings or letters of credit issued under the Revolver.

Credit Agreement Terms

The Term Loans and Revolver are both secured by substantially all of our domestic subsidiaries’ tangible and intangible assets, including a pledge of 100% of the outstanding capital stock or other equity interests of substantially all of our direct and indirect domestic subsidiaries and 65% of the capital stock or other equity interests of certain of our foreign subsidiaries, subject to certain exceptions. The Term Loans and Revolver are also guaranteed by substantially all of our domestic subsidiaries.

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

The Credit Agreement requires us to maintain a minimum cash interest coverage ratio and not to exceed a maximum first lien leverage ratio, each as defined in the Credit Agreement. The minimum cash interest coverage ratio that we are required to maintain for the term of the Credit Agreement is 2.5 to 1. The maximum first lien leverage ratio that we were required not to exceed was 4.25 to 1 at September 30, 2013. As of September 30, 2013, we were in compliance with all covenants and conditions of the Credit Agreement.

We incurred an aggregate of $16.7 million of debt issuance costs to obtain the Credit Agreement in March 2013 ($16.2 million remained unamortized at the time of the Amendment) and a $4.5 million prepayment penalty in connection with the Amendment. Due to the nature and terms of the Amendment, $18.1 million of these costs were expensed at the time of the Amendment and are included in Other expense in our Condensed Consolidated Statements of Operations. We incurred an aggregate of $2.1 million of additional debt issuance costs in connection with the Amendment, which are included in Other non-current assets on the Condensed Consolidated Balance Sheet. The remaining debt issuance costs are amortized to interest expense over the contractual terms of the Term Loans and Revolver.

2007 Credit Agreement

On March 25, 2013, we used proceeds from the issuance of term loans and existing cash on hand to pay in full the amount outstanding relating to the $685.0 million senior secured credit agreement entered into on July 25, 2007 (the “2007 Credit Agreement”), which included a term loan facility and a revolving credit facility. Upon repayment, the 2007 Credit Agreement was terminated with no amounts due, outstanding borrowings or issued letters of credit.

3.	Tax Sharing Liability

We have a liability included in our Condensed Consolidated Balance Sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of September 30, 2013, the estimated remaining payments that may be due under this agreement were approximately $110.1 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $80.6 million and $86.1 million at September 30, 2013 and December 31, 2012, respectively. The change in the tax sharing liability for the nine months ended September 30, 2013 was as follows:

Amount
(in thousands)
Balance at January 1, 2013 (current and non-current)	$86,138
Accretion of interest expense (a)	8,211
Cash payments	(13,791)
Balance at September 30, 2013 (current and non-current)	$80,558

(a)
We accreted interest expense related to the tax sharing liability of $2.8 million and $3.0 million for the three months ended September 30, 2013 and 2012, respectively, and $8.2 million and $10.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $16.4 million and $15.2 million was included in Accrued expenses in our Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively. The long-term portion of the tax sharing liability of $64.2 million and $70.9 million was reflected as Tax sharing liability in our Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Commitments and Contingencies

Our contractual obligations as of September 30, 2013 did not materially change from the amounts set forth in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A, except for the timing of future payments on the Term Loans (see Note 2 - Term Loans and Revolving Credit Facility).

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. At September 30, 2013 and December 31, 2012, we had accruals of $4.1 million and $5.2 million related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Below, we have provided relevant information on these matters.

We are party to various cases brought by municipalities and other state and local governmental entities in the U.S. involving hotel occupancy or related taxes and our merchant hotel business model. Some of the cases are class actions (some of which have been confirmed on a state-wide basis and some which are purported), and most of the cases were brought simultaneously against other online travel companies (“OTCs”), including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinances, as well as related sales and use taxes. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, failure to pay sales or use tax, and in some cases, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay interest, penalties and fines. The proliferation of additional cases could result in substantial additional defense costs.

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

The following taxing authorities have issued assessments which are not final and are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the West Virginia Department of Revenue; Lake County, Indiana; the City of Portland, Oregon; and 13 taxing jurisdictions in Arizona. These assessments range from $0.02 million to approximately $5.8 million, and total approximately $10.0 million.

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

Assessments or declaratory rulings that are administratively final and subject to judicial review have been issued by the cities of San Francisco and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade, Broward, and Osceola, Florida; the Indiana Department of Revenue; the Wisconsin Department of Revenue. These assessments range from $0.2 million to approximately $3.2 million, and total approximately $9.4 million. Trial courts rejected the assessments in San Francisco and San Diego, California and Broward, Florida, which account for $5.0 million of this total.

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

Second, in September 2012, the Superior Court of the District of Columbia granted the District’s motion for partial summary judgment and denied the OTCs’ motion for summary judgment, finding the companies liable for sales tax on hotel reservations dating back to the inception of the merchant model. The Court has not yet determined the amount of damages at issue. Although the Court acknowledged that the District had amended its law in 2011, and that the sales tax law was ambiguous prior to that time, the Court nonetheless found the OTCs liable for merchant model hotel reservations before that date. Because we believe that the Court’s finding of liability was the result of a misapplication of the law, we do not believe a loss is probable relating to the pre-amendment case and plan to appeal. Accordingly, we have not accrued any liability relating to the District of Columbia case for the period prior to 2011. Although the Company expects to prevail on the issue of whether it is liable for sales tax before 2011, it is possible that we will not prevail, and if that occurs, we estimate that the amount of the judgments the Company would be required to pay could amount to approximately $3.6 million, and possibly significantly more if the Court were to award penalties or if the Court imposed liability on amounts other than the money we receive for our services.

Third, in January 2013, the Tax Court of Appeals in Hawaii ruled that the OTCs are subject to Hawaii’s general excise tax. The Court also determined that the “splitting provision” contained in the Hawaii general excise tax statute, which limits application of the tax to only the amounts that travel agents receive for their services, does not apply to the transactions at issue. On March 19, 2013, the Court issued an order in which it also imposed “failure to file” and “failure to pay” penalties on the OTCs. On August 15, 2013, the Hawaii Tax Appeal Court ruled that the OTCs were required to pay interest on penalties, and entered final judgment disposing of all issues and claims of all parties. On September 11, 2013, the OTCs filed their notice of appeal. Under Hawaii law, in order to appeal, Orbitz was required to pay the total amount of the final judgment to Hawaii prior to appealing the Court’s order. Accordingly, Orbitz made payments to Hawaii of $16.9 million in April, and approximately $9.2 million to Hawaii in September. These amounts reflected a determination of Orbitz’s liability for general excise tax (both on the amounts that it receives for its services and the amounts that the hotels receive for the rental of their rooms), interest, penalties, and interest on penalties. Although Orbitz disagrees with the Court’s rulings on general excise tax and intends to appeal them, we have recorded an expense of $4.2 million in light of the decision. The $4.2 million represents the amount Orbitz estimates it would owe if the Court had correctly applied the general excise tax splitting provision on merchant reservations through December 31, 2012 and a 25% failure to file penalty imposed on that figure. Orbitz has not reserved for the remainder of the ruling because it believes that the general excise tax splitting provision plainly applies to the transactions in question, and that the award of “failure to pay” penalties is entirely unsupported by the record in the case, and that interest on penalties should not have been awarded. Although we believe that it is not probable that Orbitz ultimately will be liable for more than $4.2 million as a result of the Court’s order, it is possible that Orbitz will not prevail, and if it does not, the amount of any final award of general excise tax, penalties and interest against Orbitz could exceed $26 million.

Fourth, in June 2013, the Circuit Court of Cook County granted the City of Chicago’s motion for partial summary judgment, concluding that the OTCs are subject to the City’s accommodations tax ordinance. The Court has not yet made any determination as to damages. Although we disagree with the Court’s decision and intend to appeal it, we have accrued $1.4 million for this matter, which represents our estimate of potential liability since 2008, when the City amended its ordinance in an effort to impose accommodations tax on the money that OTCs receive for the services they provide. If the Court’s decision is affirmed in all respects, however, it is possible that Orbitz could be found to owe more than $2.8 million.

In an unrelated matter, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments, and as of

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2013, we had a remaining accrual totaling $11.7 million, which was included within Accrued expenses and Other long-term liabilities in our Condensed Consolidated Balance Sheet; in 2010, in connection with a dispute with Trilegiant, we ceased making termination payments. On October 2, 2013, the Court denied Orbitz’s motion for summary judgment on one of its affirmative defenses.

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

In the three months ended September 30, 2013, we established a reserve of $1.2 million in connection with an administrative inquiry we received relating to former practices pertaining to the marketing of travel insurance on our websites.

We cannot estimate our aggregate range of loss in the cases for which we have not recorded an accrual, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

Financing Arrangements

We are required to issue letters of credit and similar instruments to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies primarily to satisfy consumer protection requirements. As of April 15, 2013, Travelport and its affiliates no longer owned at least 50% of our voting stock (see Note 1 - Organization and Basis of Presentation) and therefore are no longer obligated to provide new letters of credit to us. We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of $50.0 million in proceeds from our recent refinancing held as restricted cash and designated to be used to cash collateralize letters of credit or similar instruments, our $65.0 million revolving credit facility through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit, our $25.0 million multi-currency letter of credit facility, and cash from our balance sheet which can be used to support letters of credit and similar instruments. At September 30, 2013 and December 31, 2012, there were less than $0.1 million and $72.5 million, respectively, of outstanding letters of credit issued by Travelport on our behalf.

The following table shows the amount of letters of credit and similar instruments outstanding by facility, as well as the amounts of our restricted cash balances:

	September 30, 2013		December 31, 2012
	Letters of Credit and Other Credit Support	Restricted Cash	Letters of Credit and Other Credit Support	Restricted Cash
	(in thousands)
Travelport facility	$30	$—	$72,497	$—
Multi-currency letter of credit facility	25,036	25,934	12,763	13,309
Uncommitted letter of credit facilities and surety bonds	84,078	89,707	9,917	11,176
2007 Credit Agreement revolver	—	—	11,228	—
Total	$109,144	$115,641	$106,405	$24,485

Total letter of credit fees were $1.3 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, and $4.2 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. At our Annual Meeting of Shareholders on June 11, 2013, our shareholders approved an amendment to the Plan, increasing the total number of shares of our common stock available for issuance under the Plan from 24,100,000 shares to 25,600,000 shares, subject to adjustment as provided by the Plan. As of September 30, 2013, 5,584,096 shares were available for future issuance under the Plan.

Restricted Stock Units

We granted 2,707,340 restricted stock units (“RSUs”) during the nine months ended September 30, 2013 with a weighted-average grant date fair value per share of $4.07. The fair value of RSUs is amortized on a straight-line basis over the requisite service period of four years.

Performance-Based Restricted Stock Units

We granted 1,833,750 performance-based restricted stock units (“PSUs”) in February 2013 with a fair value per share of $3.34 to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU earned, subject to the satisfaction of a performance condition. The performance condition requires that the Company attain certain performance metrics for fiscal year 2013. Participants can earn between 33% and 100% of the total PSU award based on a straight-line interpolation of the performance criteria. If the minimum performance criteria is not met, each PSU will be forfeited. If this minimum performance condition is met, the PSUs earned will vest annually over a four-year period beginning on the grant date. As of September 30, 2013, we expect that the performance condition will be satisfied at its maximum level, and as such, the fair value of the PSUs is being amortized on a graded basis over the requisite service period of each vesting tranche.

Non-Employee Directors Deferred Compensation Plan

We granted 161,027 deferred stock units to our non-employee directors during the nine months ended September 30, 2013 with a weighted-average grant date fair value per share of $7.83. These deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The entire grant date fair value of deferred stock units is recognized on the date of grant.

Compensation Expense

We recognized total equity-based compensation expense of $3.2 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, and $10.1 million and $6.2 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, a total of $18.3 million of unrecognized compensation costs related to unvested restricted stock units, unvested stock options and unvested PSUs are expected to be recognized over the remaining weighted-average period of 2.9 years.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Derivative Financial Instruments

Interest Rate Hedges

At September 30, 2013, we had the following interest rate swaps outstanding that will effectively convert $200.0 million of term loans from a variable rate to a fixed interest rate once they become effective. We will pay a fixed interest rate on the notional amount and in exchange receive a variable interest rate based on the one-month LIBOR rate. The Company does not use derivatives for speculative or trading purposes.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	August 29, 2014	August 31, 2016	1.11%	One-month LIBOR
$100.0 million	August 29, 2014	August 31, 2016	1.15%	One-month LIBOR

The Company entered into interest rate derivative contracts to protect against volatility of future cash flows of the variable interest payments on the Credit Agreement. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in “Net interest expense” in the Company’s Condensed Consolidated Statements of Operations, and recognizes the unrealized gain or loss in other non-current assets or liabilities. Unrealized gains/(losses) of $(1.1) million and $0 were recognized at September 30, 2013 and 2012, respectively.

The following table summarizes the location and fair value of derivative instruments on the Company’s Condensed Consolidated Balance Sheets.

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2013	December 31, 2012
		(in thousands)
Interest rate swaps not designated as hedging instruments	Other non-current liabilities	$1,074	$—
Interest rate swaps designated as hedging instruments	Other current liabilities	$—	$276

During March 2013, we terminated our then outstanding $100.0 million swap in conjunction with the termination of our 2007 Credit Agreement. Our interest rate swaps related to the 2007 Credit Agreement were the only derivative financial instruments that we had designated as hedging instruments.

The interest rate swaps were reflected in our Condensed Consolidated Balance Sheets at market value. The corresponding market adjustment related to these hedged instruments was recorded to accumulated other comprehensive income (“AOCI”).

The following table shows the market adjustments of these swaps recorded during the three months ended September 30, 2013 and 2012:

	Gain in Other Comprehensive Income		(Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2013	2012	2013	2012	2013	2012
			(in thousands)
Interest rate swaps designated as hedging instruments	$—	$2	$—	$(104)	$—	$—

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the market adjustments recorded during the nine months ended September 30, 2013 and 2012:

	Gain in Other Comprehensive Income		(Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2013	2012	2013	2012	2013	2012
			(in thousands)
Interest rate swaps designated as hedging instruments	$276	$194	$(277)	$(447)	$—	$—

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables and intercompany transactions. We primarily hedge our foreign currency exposure to the Pound sterling and the Australian dollar. As of September 30, 2013, we had foreign currency contracts outstanding with a total net notional amount of $263.0 million, all of which subsequently matured. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2013	December 31, 2012
		(in thousands)
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$10,743	$2,396

The following table shows the changes in the fair value of our foreign currency contracts which were recorded as a gain/(loss) in selling, general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Foreign currency hedges (a)	$(12,738)	$(4,810)	$5,992	$(9,680)

(a)
We recorded transaction gains/(losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $11.0 million and $4.3 million for the three months ended September 30, 2013 and 2012, respectively, and gains/(losses) of $(10.2) million and $6.8 million for the nine months ended September 30, 2013 and 2012, respectively. These transaction gains and losses were included in selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The net impact of these transaction gains and losses, together with the gains and losses incurred on our foreign currency hedges, were gains/(losses) of $(1.7) million and $(0.5) million for the three months ended September 30, 2013 and 2012, respectively, and $(4.2) million and $(2.8) million for the nine months ended September 30, 2013 and 2012, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accumulated Other Comprehensive Income/(Loss)

AOCI is comprised of currency translation adjustments and unrealized gains/(losses) on interest rate swaps. The change in AOCI by component for the three months ended September 30, 2013 and 2012 was as follows:

	Currency Translation Adjustment		Interest Rate Swaps
	2013	2012	2013	2012
	(in thousands)
Balance at July 1,	$13,611	$1,237	$—	$2,163
Other comprehensive income before reclassifications	(11,203)	(5,622)	—	(102)
Amounts reclassified from AOCI	—	—	—	104
Net current-period other comprehensive income (a)	(11,203)	(5,622)	—	2
Balance at September 30,	$2,408	$(4,385)	$—	$2,165

(a)	Amounts are disclosed net of tax.

The change in AOCI by component for the nine months ended September 30, 2013 and 2012 was as follows:

	Currency Translation Adjustment		Interest Rate Swaps
	2013	2012	2013	2012
	(in thousands)
Balance at January 1,	$(4,786)	$2,361	$2,282	$1,971
Other comprehensive income before reclassifications	7,194	(6,746)	(1)	(253)
Amounts reclassified from AOCI	—	—	(2,281)	447
Net current-period other comprehensive income (a)	7,194	(6,746)	(2,282)	194
Balance at September 30,	$2,408	$(4,385)	$—	$2,165

(a)	Amounts are disclosed net of tax.

The amounts above reclassified from AOCI related to interest rate swaps were included in the Condensed Consolidated Statements of Operations line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net interest expense	$—	$104	$277	$447
Provision/(benefit) for income taxes	—	—	(2,558)	—
Total	$—	$104	$(2,281)	$447

8.	Net Income/(Loss) per Share

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the weighted-average shares outstanding used in the calculation of net income/(loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted-Average Shares Outstanding	2013	2012	2013	2012
Basic	108,993,525	106,127,706	107,516,142	105,366,429
Diluted effect of:
Restricted stock units	3,452,006	954,959	3,223,077	1,631,050
Performance-based restricted stock units	2,530,684	173,578	2,196,092	425,668
Stock options	680,991	319	407,727	269
Diluted	115,657,206	107,256,562	113,343,038	107,423,416

The following equity awards were not included in the diluted net income/(loss) per share calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
Antidilutive Equity Awards	2013	2012	2013	2012
Restricted stock units	4,940	2,120,750	207,701	1,166,502
Performance-based restricted stock units	—	1,578,500	—	577,281
Stock options	—	2,863,480	267,947	3,094,930
Total	4,940	6,562,730	475,648	4,838,713

9.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $15.3 million and $5.6 million at September 30, 2013 and December 31, 2012, respectively. Amounts due to or from Travelport are generally settled on a net basis.

The following table summarizes the related party transactions with Travelport and its subsidiaries, reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net revenue (a)	$20,111	$22,655	$64,864	$78,875
Cost of revenue	$(8)	$14	$(43)	$155
Selling, general and administrative expense	$36	$64	$116	$199
Marketing expense	$14	$—	$36	$—
Interest expense (b)	$1,193	$1,554	$4,106	$4,830

(a)
Net revenue includes incentive revenue for segments processed through Galileo and Worldspan, both of which are subsidiaries of Travelport. This incentive revenue accounted for more than 10% of our total net revenue for the three months and nine months ended September 30, 2012.

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

The following table summarizes the related party balances with other affiliates of Blackstone, reflected in our Condensed Consolidated Balance Sheets:

	September 30, 2013	December 31, 2012
	(in thousands)
Accounts receivable	$495	$332
Prepaid expenses	$4	$—
Accounts payable	$533	$315
Accrued merchant payable	$19,979	$2,491
Accrued expenses	$—	$30

The following table summarizes the related party transactions with other affiliates of Blackstone, reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net revenue	$7,190	$2,734	$17,678	$11,546
Selling, general and administrative expense	$196	$140	$400	$527

As part of the March 25, 2013 refinancing and the May 24, 2013 Amendment, we paid $0.3 million and $0.1 million, respectively, in arrangement fees to Blackstone.

10.	Fair Value Measurements

The following table shows the fair value of our liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, which are classified as Other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2013				December 31, 2012
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Liabilities:
Foreign currency derivative liabilities	$10,743	$10,743	$—	$—	$2,396	$2,396	$—	$—
Interest rate swap liabilities	$1,074	$—	$1,074	$—	$276	$—	$276	$—

We value our foreign currency hedges based on the difference between the foreign currency contract rate and widely available foreign currency rates as of the measurement date. Our foreign currency hedges are short-term in nature, generally maturing within 30 days. We value our interest rate swaps using valuations that are calibrated to the initial trade prices. Using a

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying value of the Term Loans was $446.6 million at September 30, 2013, compared with a fair value of $451.1 million. At December 31, 2012, the carrying value of the term loan as part of the 2007 Credit Agreement was $440.0 million, compared with a fair value of $425.7 million. The fair values were determined based on quoted market ask prices, which is classified as a Level 2 measurement.

11.	Income Taxes

We recorded tax expense of $2.5 million and a tax benefit $164.8 million for the three and nine months ended September 30, 2013, respectively. The tax expense for the three months ended September 30, 2013 was due primarily to income in certain European based subsidiaries and U.S. state and local income taxes. The tax benefit for the nine months ended September 30, 2013 was due primarily to the release of $165.7 million in valuation allowances related to our U.S. federal deferred tax assets for the nine months ended September 30, 2013. Following completion of our long-term financing arrangement in the first quarter of 2013, which resolved a significant negative factor, and based on recent and expected future taxable income, we believe it is more likely than not our deferred tax assets will be realized. The net deferred tax assets at September 30, 2013 and December 31, 2012 amounted to $169.6 million and $6.8 million, respectively. The majority of the net deferred tax assets relate to U.S. federal taxes.

We have established a liability for future income tax contingencies and liabilities, referred to as unrecognized tax benefits of $3.6 million and $4.1 million at September 30, 2013 and December 31, 2012, respectively, that management believes to be adequate. This liability represents the additional taxes that may be paid when the related items are resolved. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $3.5 million and $0.9 million at September 30, 2013 and December 31, 2012. During the next twelve months, we anticipate a reduction to this liability due to the lapsing of statutes of limitations of approximately $0.1 million, which would affect our effective tax rate.

In computing the tax provision for the three and nine months ended September 30, 2013, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2013. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and nine months ended September 30, 2013, and we expect to be able to realize the benefits associated with these losses during the remainder of fiscal year 2013 or we expect to recognize a deferred tax asset related to such losses at December 31, 2013.

In June 2013 pursuant to a previous agreement and as permitted under the U.K. group relief provisions, we surrendered $27.0 million of net operating losses generated in 2005 to 2007 to Travelport. A full valuation allowance had previously been established for such net operating losses. As a result, upon surrender, we reduced our gross deferred tax assets and the corresponding valuation allowance by $6.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2012 Annual Report on Form 10-K filed on March 5, 2013, as amended by the Form 10-K/A filed on April 30, 2013, with the SEC.

EXECUTIVE OVERVIEW

General

We are a leading global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz and CheapTickets in the Americas; ebookers in Europe; and HotelClub and RatesToGo (collectively referred to as “HotelClub”) based in Australia, which have operations globally. We also own and operate Orbitz for Business, a corporate travel company. In addition, the Orbitz Worldwide Distribution group (Orbitz Partner Network) delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, travel insurance and destination services such as ground transportation, event tickets and tours.

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

The worldwide travel industry is a large and dynamic industry that has been characterized by rapid and significant change. The online travel industry continues to benefit from increasing internet usage rates and the growing acceptance of online booking. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2012, the online travel booking penetration rate was nearly 60% in the United States and over 40% in Europe. Asia Pacific lags behind with an online penetration rate of just under 25%. We expect online penetration rates to continue to grow in the future, providing significant growth opportunity for us and our competitors.

The online travel industry is highly competitive with competition intensifying in recent years. Airlines and hotels have increasingly focused on distributing their products through their own websites and meta-search sites have gained in popularity and some of our competitors have acquired meta-search companies. We have also seen technology companies, such as Google, increase their interest in online travel.

Intense competition in the travel industry has historically led OTCs and travel suppliers to aggressively spend on online marketing. Competition for search engine key words continues to be intense as certain OTCs and travel suppliers increase their marketing spending in this area. Competitive dynamics could cause the cost to acquire traffic to continue to increase.

Over the past few years, fundamentals in the global hotel industry have strengthened. In general, we have seen rising hotel occupancy rates and higher average daily rates for hotel rooms. In addition, we have seen a shift in the business model under which some of our competitors make hotel rooms available to consumers. Our hotel reservation business operates predominantly under the merchant model, however some of our competitors have adopted a retail model, or a model where the traveler can choose to reserve a hotel room under either a retail or merchant model. This could put pressure on historical business models.

Demand in the air travel industry has strengthened over the past few years driven largely by increased corporate travel demand. The increased corporate travel demand combined with continued discipline by airlines’ around capacity have resulted in higher airfares. Higher airfares generally put pressure on leisure travel demand, which represents the majority of air bookings through OTCs. Further consolidation in the airline industry, such as the pending merger between American Airlines and US Airways, could put additional pressure on capacity and airfares in the future.

Suppliers continue to look for ways to decrease overall distribution costs, which could significantly reduce the net revenue OTCs earn from travel and other ancillary travel products. We have encountered, and expect to continue to encounter, pressure on supplier economics as certain supply agreements are renegotiated.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Net revenue	$220,919	$198,303	$22,616	11%	$649,577	$589,059	$60,518	10%
Cost and expenses:
Cost of revenue	39,151	38,203	948	2%	119,733	109,704	10,029	9%
Selling, general and administrative	67,611	57,071	10,540	18%	209,276	194,696	14,580	7%
Marketing	73,511	62,640	10,871	17%	229,147	197,304	31,843	16%
Depreciation and amortization	13,118	14,062	(944)	(7)%	41,499	42,212	(713)	(2)%
Impairment of other assets	59	1,417	(1,358)	(96)%	2,636	1,417	1,219	86%
Total operating expenses	193,450	173,393	20,057	12%	602,291	545,333	56,958	10%
Operating income	27,469	24,910	2,559	10%	47,286	43,726	3,560	8%
Other income/(expense):
Net interest expense	(11,961)	(8,847)	(3,114)	35%	(34,224)	(28,086)	(6,138)	22%
Other income/ (expense)	(8)	3	(11)	**	(18,100)	(41)	(18,059)	**
Total other expense	(11,969)	(8,844)	(3,125)	35%	(52,324)	(28,127)	(24,197)	86%
Income (loss) before income taxes	15,500	16,066	(566)	(4)%	(5,038)	15,599	(20,637)	**
Provision (benefit) for income taxes	2,518	1,248	1,270	>100%	(164,781)	2,708	(167,489)	**
Net income	$12,982	$14,818	$(1,836)	(12)%	$159,743	$12,891	$146,852	>100%

** Not meaningful.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three and nine months ended September 30, 2013 and 2012. Gross bookings, transactions and stayed hotel room nights not only have an impact on our net revenue trends, but these metrics also provide insight to changes in overall travel demand, both industry-wide and specific to our websites. Air gross bookings include only standalone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Gross bookings:
Domestic	$2,210,466	$2,087,798	$122,668	6%	$7,115,363	$6,979,774	$135,589	2%
International	560,927	562,698	(1,771)	—%	1,843,499	1,783,942	59,557	3%
Total gross bookings	$2,771,393	$2,650,496	$120,897	5%	$8,958,862	$8,763,716	$195,146	2%

Standalone air	$1,790,232	$1,821,937	$(31,705)	(2)%	5,895,416	6,180,124	(284,708)	(5)%
Non-air	981,161	828,559	152,602	18%	3,063,446	2,583,592	479,854	19%
Total gross bookings	$2,771,393	$2,650,496	$120,897	5%	$8,958,862	$8,763,716	$195,146	2%

Net revenue:
Air	$59,455	$61,917	$(2,462)	(4)%	$196,170	$201,474	$(5,304)	(3)%
Hotel	83,349	61,189	22,160	36%	224,461	166,549	57,912	35%
Vacation package	37,344	33,384	3,960	12%	107,684	100,026	7,658	8%
Advertising and media	13,840	14,347	(507)	(4)%	42,426	41,077	1,349	3%
Other	26,931	27,466	(535)	(2)%	78,836	79,933	(1,097)	(1)%
Total net revenue	$220,919	$198,303	$22,616	11%	$649,577	$589,059	$60,518	10%

Net revenue:
Domestic	$159,718	$142,297	$17,421	12%	$474,489	$424,713	$49,776	12%
International	61,201	56,006	5,195	9%	175,088	164,346	10,742	7%
Total net revenue	$220,919	$198,303	$22,616	11%	$649,577	$589,059	$60,518	10%

Transaction and hotel room night growth/(decline):
Booked transactions	(1)%	(7)%	(2)%	(3)%
Stayed hotel room nights	22%	—%	19%	2%

Gross Bookings

The increase in domestic gross bookings for the three months ended September 30, 2013 was driven primarily by higher airfares, higher average booking values for hotels and vacation packages and higher volume for hotels, partially offset by lower air volumes. The increase in domestic gross bookings for the nine months ended September 30, 2013 was driven primarily by higher airfares, higher average booking values and higher volume for both hotels and vacation packages, and higher car rental booking values, partially offset by lower air volume.

The increase in international gross bookings for the three months ended September 30, 2013 was due primarily to higher air pricing and higher volume and average booking values for hotel, partially offset by lower air volume, vacation package volume and vacation package booking values. The increase in international gross bookings for the nine months ended September 30, 2013 was driven primarily by higher airfares, higher hotel and vacation package volume, and higher average booking values for hotels, partially offset by lower air volume.

Net Revenue

Net revenue increased $22.6 million, or 11%, for the three months ended September 30, 2013 compared with the three months ended September 30, 2012, and increased $60.5 million, or 10%, for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012. Excluding the impact of foreign exchange fluctuations, net revenue increased by $22.4 million and $60.7 million, respectively, for the three and nine months ended September 30, 2013, from the comparable prior year period.

Air.  Net revenue from air bookings decreased $2.5 million and $5.3 million, for the three and nine months ended September 30, 2013, respectively, as compared with the three and nine months ended September 30, 2012. Excluding the impact of foreign exchange fluctuations, air net revenue decreased $3.6 million and $6.5 million, respectively, for the three and nine months ended September 30, 2013 from the comparable prior year periods. Domestic air net revenue decreased for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012, due to a $2.6 million reduction in our unfavorable contract liability in the third quarter of 2012 resulting from a new agreement with one of our airline suppliers and lower volume, partially offset by higher net revenue per transaction and the addition of an airline servicing revenue stream beginning late in the third quarter of 2012. Domestic air net revenue decreased for the nine months ended September 30, 2013, due to lower volume and the $2.6 million reduction in our unfavorable contract liability previously mentioned, partially offset by higher net revenue per transaction and the addition of the previously mentioned airline servicing revenue stream. International air net revenue decreased for the three and nine months ended September 30, 2013, respectively, as compared with the three and nine months ended September 30, 2012. These decreases were due to lower volume, partially offset by higher net revenue per transaction.

Hotel.  Net revenue from hotel bookings increased $22.2 million, or 36%, and $57.9 million, or 35%, for the three and nine months ended September 30, 2013, respectively, compared with the three and nine months ended September 30, 2012. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $23.3 million and $59.5 million for the three and nine months ended September 30, 2013, respectively, from the comparable prior year periods. Domestic hotel net revenue increased due primarily to higher volume, and to a lesser extent, higher net revenue per transaction. International hotel net revenue increased largely due to growth in hotel volume.

Vacation package.  As compared with the three and nine months ended September 30, 2012, net revenue from vacation package bookings for the three and nine months ended September 30, 2013 increased $4.0 million, or 12%, and $7.7 million, or 8%, respectively. Excluding the impact of foreign currency fluctuations, net revenue from vacation packages increased $3.9 million and $7.7 million for the three and nine months ended September 30, 2013, respectively, from the comparable prior year periods. Domestic vacation package net revenue increased for the three month period due primarily to higher net revenue per transaction and, to a lesser extent, higher transaction volume. For the nine month period, domestic vacation package net revenue increased largely due to higher volume and, to a lesser extent, higher net revenue per transaction. International vacation package net revenue increased for the three and nine months ended September 30, 2013 from the comparable period year periods. For the three months ended September 30, 2013, international vacation package net revenue increased due to higher net revenue per transaction, partially offset by lower volume. For the nine months ended September 30, 2013, international vacation package net revenue increased due to higher net revenue per transaction and to a lesser extent higher volume.

Advertising and media.  Advertising and media net revenue decreased $0.5 million, or 4%, and increased $1.3 million, or 3%, for the three and nine months ended September 30, 2013, respectively, from the comparable prior year periods. Excluding the impact of foreign currency fluctuations, net revenue from advertising and media decreased $0.5 million and increased $1.4 million for the three and nine months ended September 30, 2013, respectively, compared with the three and nine months ended September 30, 2012. The decrease for the three months ended September 30, 2013 was driven by the impact of the shutdown of the Away Network and largely unchanged display advertising. For the nine months ended September 30, 2013, the increase was due to higher display advertising, partially offset by the impact of the shutdown of the Away Network.

Other.  Other net revenue is composed primarily of net revenue from travel insurance, car bookings, cruise bookings, and attraction and services. Other net revenue decreased $0.5 million, or 2%, and $1.1 million, or 1%, for the three and nine months ended September 30, 2013, respectively, compared with the three and nine months ended September 30, 2012. Excluding the impact of foreign currency fluctuations, other net revenue decreased $0.7 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, compared with the three and nine months ended September 30, 2012. The decrease in other revenue for the three months ended September 30, 2013 was due largely to lower attraction and services net revenue and lower cruise net revenue, when compared to the same period in 2012. For the nine months ended September 30, 2013, the decrease in other revenue was primarily driven by lower attraction and services net revenue and lower cruise net revenue, partially offset by higher car rental net revenue.

Costs and Expenses

Cost of Revenue

Our cost of revenue is composed of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$14,713	$16,299	$(1,586)	(10)%	$45,502	$43,111	$2,391	6%
Credit card processing fees	15,418	11,913	3,505	29%	47,559	36,121	11,438	32%
Other	9,020	9,991	(971)	(10)%	26,672	30,472	(3,800)	(12)%
Total cost of revenue	$39,151	$38,203	$948	2%	$119,733	$109,704	$10,029	9%

Cost of revenue increased $0.9 million (a $1.0 million increase excluding the impact of foreign currency fluctuations) for the three months ended September 30, 2013 compared with the three months ended September 30, 2012, due primarily to a $3.5 million increase in credit card processing fees as a result of higher global hotel volume and growth in our private label distribution channel, partially offset by a $1.6 million decrease in customer service costs due largely to reduced costs at customer service centers, lower customer refunds and fraud expense of $0.5 million and lower ticketing costs of $0.3 million.

Cost of revenue increased $10.0 million (a $10.1 million increase excluding the impact of foreign currency fluctuations) for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, due primarily to an $11.4 million increase in credit card processing fees due to higher global hotel volume and a $2.4 million increase in customer service costs, largely in the first half of 2013, to support the growth in our private label distribution channel, partially offset by lower customer refunds and fraud expense of $3.6 million.

Selling, General and Administrative

Our selling, general and administrative expense is composed of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include professional fees, foreign currency transaction and hedging and other administrative costs.

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$40,453	$33,420	$7,033	21%	$126,134	$109,212	$16,922	15%
Contract labor (a)	5,119	6,861	(1,742)	(25)%	16,431	20,499	(4,068)	(20)%
Network communications, systems maintenance and equipment	6,895	7,335	(440)	(6)%	20,806	21,111	(305)	(1)%
Other	15,144	9,455	5,689	60%	45,905	43,874	2,031	5%
Total selling, general, and administrative	$67,611	$57,071	$10,540	18%	$209,276	$194,696	$14,580	7%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $10.5 million (a $10.8 million increase excluding the impact of foreign currency fluctuations) for the three months ended September 30, 2013 compared with the three months ended September 30, 2012. This increase was driven primarily by a $7.0 million increase in wages and benefits, an insurance reimbursement of $5.0 million received in 2012 for costs previously incurred to defend our hotel tax cases, higher foreign currency transaction losses of $1.2 million and a $0.4 million increase in network communications, systems maintenance and equipment costs, partially offset by a $1.7 million decrease in contract labor costs and decreases in other costs, such as travel and entertainment. Wages and benefits increased largely due to higher incentive-based compensation of $5.6 million and an increase in stock-based compensation of $0.9 million. In addition, lower capitalized salaries and benefits, higher benefit costs, higher payroll taxes and higher sales commissions, were largely offset by lower wages.

Selling, general and administrative expense increased $14.6 million (a $15.1 million increase excluding the impact of foreign currency fluctuations) for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. This increase was driven primarily by a $16.9 million increase in wages and benefits, an insurance reimbursement of $5.0 million received in 2012 for costs previously incurred to defend our hotel tax cases and higher foreign currency transaction losses of $1.3 million, partially offset by a $4.1 million decrease in contract labor costs, lower professional fees of $1.7 million, and decreases in other costs, such as travel and entertainment and meetings. Wages and benefits increased due largely to higher incentive-based compensation of $8.8 million, lower capitalized salaries and benefits of $3.7 million, higher severance costs of $2.7 million and higher stock-based compensation of $2.2 million. In addition, lower wages were partially offset by higher payroll taxes and higher sales commissions.

Marketing

Our marketing expense is composed primarily of online marketing costs, such as search engine marketing, travel research and affiliate commissions, and offline marketing costs, such as television, radio and print advertising. Our online marketing spending is significantly greater than our offline marketing spending. Marketing expense increased $10.9 million, or 17% (a $11.0 million increase excluding the impact of foreign currency fluctuations), for the three months ended September 30, 2013 compared with the three months ended September 30, 2012, and increased $31.8 million, or 16% (a $32.1 million increase excluding the impact of foreign currency fluctuations), for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The increase in marketing expense for both the three month and nine month periods was due largely to growth of our private label distribution channel and increased search engine marketing, partially offset by lower offline marketing spend.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.9 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, compared with the three and nine months ended September 30, 2012. Excluding the impact of foreign currency fluctuations, depreciation and amortization expense decreased $0.9 million and $0.6 million for the three and nine months ended September 30, 2013. The decrease in depreciation and amortization expense was due primarily to certain assets becoming fully depreciated in 2012.

Impairment of Other Assets

As a result of our decision during the first quarter of 2013 to exit the Away Network business, we recorded a $2.6 million non-cash charge for the nine months ended September 30, 2013 to impair property and equipment associated with that business. In the three and nine months ended September 30, 2012, we reduced the unfavorable contract liability by $1.2 million due to the negotiation of a new agreement with one of our airline suppliers, resulting in the termination of the former agreement with this airline. The $1.2 million reduction in the liability was comprised of a $2.6 million non-cash increase to net revenue (see Air Revenue discussion above) and a $1.4 million non-cash charge to impair the asset related to the in-kind marketing and promotional support that we expected to receive under the agreement.

Net Interest Expense

Net interest expense increased $3.1 million to $12.0 million for the three months ended September 30, 2013 compared with the same period in 2012. The increase was due to the refinancing of the 2007 Credit Agreement in March 2013 and the effects of the new $515.0 million senior secured credit agreement as amended on May 24, 2013 (collectively the “Credit Agreement”) of $2.7 million, the increased mark-to-market effect of derivative interest rate contracts of $1.0 million (See Note 6 - Derivative Financial Instruments of the Notes to the Condensed Consolidated Financial Statements), partially offset by lower letter of credit fees of $0.5 million and lower non-cash interest expense related to the tax sharing liability of $0.2 million. For the three months ended September 30, 2013, the weighted average interest rate of the term loans was 223 basis points higher and the average principal balance of the loans outstanding was $9.2 million higher, compared with the same period in 2012.

Net interest expense increased $6.1 million to $34.2 million for the nine months ended September 30, 2013, compared with the same period in 2012. The increase in net interest expense was due primarily to the refinancing of the 2007 Credit Agreement in March 2013 and the effects of the Credit Agreement of $6.7 million, the mark-to-market effect of derivative interest rate contracts of $0.9 million and higher amortization of financing costs of $1.3 million, partially offset by lower letter of credit fees of $0.9 million and lower non-cash interest expense related to the tax sharing liability of $1.9 million. For the nine months ended September 30, 2013, the weighted average interest rate of the term loans was 197 basis points higher and the average principal balance of the term loans outstanding was approximately $2.2 million lower, respectively, compared with the same period in 2012.

Other Expense

Other expense increased $18.1 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The increase in other expense for the nine months ended September 30, 2013 was due primarily to an $18.1 million charge reflecting the write-off of deferred financing fees and other refinancing costs related to the Credit Agreement. Due to a favorable interest rate environment and the Company’s performance in the first quarter of 2013, on May 24, 2013 we refinanced the term loan portion of our debt at substantially lower rates than those in the agreement signed on March 25, 2013. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to the Condensed Consolidated Financial Statements.

Provision for Income Taxes

We recorded tax provisions of $2.5 million and $1.2 million for the three months ended September 30, 2013 and three months ended September 30, 2012, respectively. The tax provisions for both periods were due primarily to income in certain European-based subsidiaries and U.S. state and local income taxes.

For the nine months ended September 30, 2013, we recorded a tax benefit of $164.8 million and for the nine months ended September 30, 2012 we recorded a tax provision of $2.7 million. For the nine months ended September 30, 2013, we recorded a release of $165.7 million in valuation allowances related to our U.S. federal deferred tax assets. Based on recent and expected future taxable income following completion of our long-term financing arrangements, we believe it is more likely than not that our deferred tax assets related to U.S. federal taxes will be realized.

As of September 30, 2013, the valuation allowance for our deferred tax assets was $109.1 million, which related primarily to foreign jurisdictions. We have maintained full valuation allowances in the foreign jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 9 - Related Party Transactions of the Notes to Condensed Consolidated Financial Statements.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book leisure travel rather than business travel. Gross bookings for leisure travel are generally highest in the first half of the year as customers plan and book their spring and summer vacations. Cash is received upon booking for the majority of transactions on our websites and net revenue for non-air transactions is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third quarters. Fluctuations in the travel products our suppliers make available to us for booking, the growth of our international operations or a change in our product mix may also affect our seasonality.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, our cash and cash equivalents and availability under the Credit Agreement, which includes a $65.0 million revolving credit facility (the “Revolver”) through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit (See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements). At September 30, 2013, our cash and cash equivalents amounted to $160.4 million. At September 30, 2013, there were no outstanding borrowings or letters of credit issued under the Revolver. Letters of credit that are issued under the Revolver would reduce the amount available for borrowings. Total available liquidity from cash and cash equivalents and the Revolver was $225.4 million at September 30, 2013.

We require letters of credit and similar instruments to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations. At September 30, 2013 and December 31, 2012, we had $109.1 million and $106.4 million, respectively, of outstanding letters of credit and similar instruments. For further details on our letters of credit, see Note 4 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Currently, except for the availability under the Revolver, most of our letters of credit and similar instruments require cash collateral support, which is recorded as Restricted cash on our Condensed Consolidated Balance Sheets. With Travelport no longer required to provide us new letters of credit as of April 15, 2013, we have increased requirements for cash collateral to support letters of credit and similar instruments, which had a negative effect on our liquidity. We believe we have adequate letter of credit availability to support our expected requirements for the foreseeable future.

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

As of September 30, 2013, we had a working capital deficit of $316.5 million compared with a deficit of $247.7 million as of December 31, 2012. The increased deficit in the nine months ended September 30, 2013, as compared to December 31, 2012, was due largely to the timing of cash receipts and payments, primarily related to merchant transactions, an increase in restricted cash (excluding the amount related to Term Loans), funding of certain disputed hotel taxes and the timing of amounts due from Travelport.

We generated positive cash flow from operations for each of the years ended December 31, 2008 through December 31, 2012 and for the nine months ended September 30, 2013 despite experiencing net losses in most of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures, cash collateralize letters of credit and meet our other cash operating needs. For the year ending December 31, 2013, we expect our capital expenditures to be between $38.0 million and $41.0 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock.

With respect to both our short- and long-term liquidity needs, we currently believe that cash flow generated from operations, cash on hand, and borrowing availability under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements. See Part II Item 1A. Risk Factors: “Our business has significant liquidity requirements” for a list of certain events that could have a negative impact on our liquidity. In 2013, we paid $26.1 million to the Hawaii Department of Taxation related to our appeal of the excise tax assessment in Hawaii. We may continue to be required to provide financial security or pay deposits to municipalities in order to challenge assessments in court for hotel tax proceedings, which could negatively affect our cash flow and liquidity.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Beginning cash and cash equivalents	$130,262	$136,171
Cash provided by/(used in):
Operating activities	178,126	106,085
Investing activities	(120,748)	(40,093)
Financing activities	(28,769)	(49,889)
Effect of changes in exchange rates on cash and cash equivalents	1,488	16
Net increase in cash and cash equivalents	30,097	16,119
Ending cash and cash equivalents	$160,359	$152,290

Operating Activities

Cash provided by operating activities consists of our net income, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred income, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $178.1 million for the nine months ended September 30, 2013 compared with $106.1 million for the nine months ended September 30, 2012. The increase in cash flow from operations was due primarily to the growth in global merchant hotel transactions, the timing of payments of accrued expenses and a decrease in accounts receivable.

Investing Activities

Cash flow used in investing activities increased $80.6 million to $120.7 million for the nine months ended September 30, 2013 from $40.1 million for the nine months ended September 30, 2012. This increase from the prior year was due primarily to an increase in restricted cash balances of $85.9 million in the nine months ended September 30, 2013, partially offset by lower capital spending, as compared with the prior year period. The increase in restricted cash was due largely to additions to restricted cash to collateralize letters of credit and similar instruments primarily to replace letters of credit previously supplied by Travelport, which are used to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations.

Financing Activities

Cash flow used in financing activities decreased $21.1 million to $28.8 million for the nine months ended September 30, 2013 from $49.9 million for the nine months ended September 30, 2012. This decrease was due primarily to lower net repayments on our term loans in the nine months ended September 30, 2013 compared with the same period last year. Specifically, in the current period, we had a net cash outflow of $15.7 million in connection with the refinancing of the term loan borrowings under our 2007 Credit Agreement and scheduled payment of the senior secured credit agreement, while in the same period last year we had a $32.2 million excess cash flow payment on our term loan. In addition, we had a $2.8 million increase in net proceeds related to the exercise of employee stock options and employee tax withholdings for equity based awards in the nine months ended September 30, 2013 as compared to the comparable prior year period.

Financing Arrangements

On March 25, 2013, we entered into a $515.0 million senior secured credit agreement comprised of the Revolver maturing September 25, 2017 and $450.0 million in term loans. We used $400.0 million of proceeds from the term loans, along with cash on hand, to repay the balance outstanding under the 2007 Credit Agreement (as discussed in Note 2 - Term Loans and Revolving Credit Facility of the Condensed Consolidated Financial Statements) and to pay certain fees and expenses incurred in connection with the $515.0 million senior secured credit agreement. In addition, $50.0 million of proceeds from the term loans were placed in restricted accounts to cash collateralize certain letters of credit and similar instruments and are included in Restricted cash on our Condensed Consolidated Balance Sheet. The term loans issued on March 25, 2013 were refinanced and amended on May 24, 2013 (the “Amendment”). The effects of the Amendment included a lower interest rate of 200 to 250 basis points.

Following the Amendment, the Credit Agreement consists of a $100.0 million term loan (“Tranche B Term Loan”) maturing September 25, 2017, a $350.0 million term loan (“Tranche C Term Loan”) maturing March 25, 2019 (collectively, the “Term Loans”) and the Revolver.

The Term Loans and the Revolver bear interest at a variable rate, at our option, of the Eurocurrency Rate or the Base Rate, plus a margin. The Credit Agreement requires us to maintain a minimum cash interest coverage ratio and not to exceed a maximum first lien leverage ratio, each as defined in the Credit Agreement. As of September 30, 2013, we were in compliance with all covenants and conditions of the Credit Agreement and expect to be in compliance for the foreseeable future.

The Term Loans are payable in quarterly installments of $3.375 million, beginning September 30, 2013, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loans: (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain leverage ratios) of the prior year’s excess cash flow, as defined in the Credit Agreement; (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights; and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement. The first excess cash flow measurement is for the period from July 1, 2013 to December 31, 2013.

Based on our current financial projections for the six months ending December 31, 2013, we estimate that we will not be required to make a payment from excess cash flow in the first quarter of 2014 due to the seasonal fluctuations in our business. The amount of payment required is subject to change based on actual results, which could differ materially from our financial projections as of September 30, 2013.

As of April 15, 2013, Travelport and its affiliates no longer owned at least 50% of our voting stock (see Note 1 - Organization and Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements) and therefore was no longer obligated to provide new letters of credit to us. At September 30, 2013 and December 31, 2012, there were $0.03 million and $72.5 million, respectively, of outstanding letters of credit issued by Travelport on our behalf. We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of restricted cash designated to be used to cash collateralize letters of credit or similar instruments, our Revolver, through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit, our $25.0 million multi-currency letter of credit facility, and cash from our balance sheet which can be used to support letters of credit and similar instruments, if necessary.

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

Contractual Obligations

Our contractual obligations as of September 30, 2013 did not materially change from the amounts set forth in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A, except for the timing of payments on term loans. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements for an updated maturity table related to the Term Loans.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2013 from the 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a full discussion of our market risk as of December 31, 2012, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used September 30, 2013 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $7.9 million at September 30, 2013 compared with $7.6 million at December 31, 2012. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous.

The effect of a hypothetical 10% adverse change in market rates of interest would have no impact to interest expense at September 30, 2013. Although our Term Loans bear interest at a variable rate plus a margin, the current variable rate based on LIBOR is below the minimum rate that would be required to alter the rate under the Credit Agreement.

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

As reported in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A (the “2012 Form 10-K”), as of December 31, 2012, our management concluded that our internal control over financial reporting was not effective as a result of a material weakness related to ineffective information technology (“IT”) controls. Solely due to this material weakness in internal control over financial reporting, our management concluded in our 2012 Form 10-K that our disclosure controls and procedures were ineffective as of December 31, 2012.

We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. We have devoted significant effort to improving the quality of the controls surrounding our IT systems and processes. In addition, we are continuing the development of our internally generated subledger reporting system. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of September 30, 2013, we have not fully completed the implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, and solely because of the material weakness in internal control over financial reporting disclosed in our 2012 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this periodic report. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During 2013, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weakness described in our 2012 Form 10-K.

•
We continue to make progress with our comprehensive plan to implement and test the IT general and application controls that we believe will result in the remediation of the material weakness in the our internal control over financial reporting. The new controls have been implemented and are in various stages of testing. We expect to achieve operational effectiveness of these controls in 2013.

•
We continue to implement additional key portions of our subledger reporting system that have, and will continue to strengthen our controls surrounding account reconciliations and journal entries. A majority of affected accounts have been converted to the new subledger reporting system and we expect all critical, high priority accounts to be fully converted by year-end.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended September 30, 2013, except as described below, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject. In addition, there were no material developments in the legal proceedings previously reported in our 2012 Annual Report on Form 10-K, as amended by the Form 10-K/A for the fiscal year ended December 31, 2012, except as described below.

Litigation Relating To Hotel Taxes

Bedford Park, Illinois: On July 8, 2013, several municipalities in Illinois filed a putative class action complaint in the Circuit Court of Cook County against various online travel companies including Orbitz LLC, Trip Network, Inc., and Internetwork Publishing Corp. On August 7, 2013, the online travel companies filed their notice of removal of the action from Cook County Circuit Court to the U.S. District Court for the Northern District of Illinois.

Kentucky Department of Revenue: On July 15, 2013, the Department of Revenue, Finance and Administration Cabinet filed a complaint in the Franklin Circuit Court, Kentucky against various online travel companies including Orbitz LLC, Trip Network, Inc., and Internetwork Publishing Corp.

Columbia, South Carolina: On July 26, 2013, the Cities of Columbia and North Charleston, and Aiken County filed a putative class action complaint in the Court of Common Pleas, Ninth Judicial Circuit against various online travel companies including Orbitz LLC, Trip Network, Inc., and Internetwork Publishing Corp.

Leon County, Florida (Transient Rental Tax): On August 16, 2013, the Florida Court of Appeal for the First District affirmed the trial court’s grant of summary judgment in favor of the online travel companies. On October 9, 2013, the Court denied appellant’s motion to rehear the case or certify it as a question of great public importance.

Hamilton County, Ohio: On August 30, 2013, the U.S. District Court for the Northern District of Ohio granted summary judgment in favor of the online travel companies.

Leon County, Florida (Tourist Development Tax): On September 10, 2013, the Florida Supreme Court granted plaintiffs’ Petition for Review of the First District Court of Appeal’s opinion affirming the trial court’s summary judgment in favor of the online travel companies.

Hawaii Department of Taxation: On September 11, 2013, the online travel companies filed their notice of appeal seeking review of the Hawaii Tax Appeal Court finding that the online travel companies are subject to Hawaii’s general excise tax. The Department filed a notice of appeal seeking review of the Hawaii Tax Appeal Court finding that the online travel companies are not subject to Hawaii’s transient accommodations tax.

Expedia Inc.et al. v. Oregon Dept. of Revenue: On September 27, 2013, several online travel companies, including Orbitz, filed a declaratory judgment against the Oregon Department of Revenue, in which they challenged Oregon’s new tax law.

Atlanta, Georgia: On September 30, 2013, the trial court granted the online travel companies’ motion for summary judgment on remaining issues. On November 1, 2013, the court entered final judgment.

Jefferson, Arkansas: On October 9, 2013, the Arkansas Supreme Court denied the online travel companies’ appeal of the circuit court’s February 18, 2013 order granting class certification.

San Francisco, California; On October 10, 2013, the Superior Court of the State of California entered judgment on behalf of the online travel companies. The Court awarded Orbitz approximately $4.0 million, which represented a refund of the payment of its first assessment ($3.2 million) and interest of $0.8 million.

State of New Hampshire: On October 16, 2013, the state of New Hampshire filed suit against several online travel companies including Orbitz LLC and Trip Network Inc.

Baltimore County, Maryland: On October 23, 2013, Orbitz entered into a settlement agreement with Baltimore County, Maryland.

Montgomery County, Maryland: On October 25, 2013, Orbitz entered into a settlement agreement with Montgomery County, Maryland.

Patent Litigation

Pinpoint Inc. v. Orbitz, LLC: On July 12, 2013, the parties filed a stipulation of dismissal with prejudice dismissing all claims and counterclaims against each other. On July 15, 2013, the Court entered an Order dismissing the action with prejudice.

CEATS, Inc. v. Orbitz Worldwide, Inc.: On August 5, 2013, CEATS, Inc. filed a patent infringement suit against Orbitz, Worldwide, Inc. in the United States District Court for the District of Nevada. The plaintiff alleges that Orbitz infringes U.S. Patent Nos. 7,548,867; 7,640,178; 7,660,727; 8,219,448; 8,229,774; and 8,244,561.

Commercial and Other Litigation

Trilegiant Corp. v. Orbitz LLC and Trip Network Inc.: On October 2, 2013, the Supreme Court of the State of New York denied the defendants’ motion for summary judgment on one of its affirmative defenses.

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

We have replaced the risk factor, “Our business is dependent on our liquidity and our ability to access funding.” that was included in our 2012 Annual Report on Form 10-K with “Our business has significant liquidity requirements.”, which is included below. On March 25, 2013 we entered into a $515.0 million senior secured credit agreement with maturities ranging from September 2017 to March 2019, which was amended on May 24, 2013. See Note 2 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements.

We have updated the risk factor “Travelport and its affiliates control us and may have strategic interests that differ from ours or the interests of our other stockholders” below, to reflect the completion of the Travelport comprehensive refinancing plan (the “Travelport Refinancing”), pursuant to which Orbitz Worldwide, Inc. is no longer a “controlled company” as defined in Section 303A of the New York Stock Exchange listing rules.

Travelport and its affiliates own a significant ownership stake in us and may have strategic interests that differ from ours or the interests of our other stockholders.

At September 30, 2013, Travelport and investment funds that owned or controlled Travelport’s ultimate parent company beneficially owned approximately 48% of our outstanding common stock and are therefore able to exert significant influence over us. Moreover, our certificate of incorporation provides that Travelport has a variety of rights, including the right to approve all nominees for our Board of Directors. On April 15, 2013, following the completion of the Travelport Refinancing, Blackstone no longer beneficially owns, directly or indirectly through voting control of its affiliates (including Travelport), in excess of 50% of our outstanding common stock.

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

Travelport’s interests may differ from ours, particularly in the context of our respective arrangements with suppliers. During the term of our current global distribution systems (“GDS”) service agreement with Travelport (the “Travelport GDS Service Agreement”), which ends December 31, 2014, we are limited in our ability to utilize alternative GDS options or direct connections with suppliers. If Travelport alters its commercial relationships with a supplier that is also a supplier of ours, these actions could make us a less attractive distribution channel to that supplier, who could attempt to terminate or renegotiate its agreements with us, potentially placing us at a competitive disadvantage relative to other OTCs. See “We are dependent on Travelport for our GDS services” in Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K. In addition, Travelport’s suppliers, many of which are also major suppliers to us, may seek to exert commercial leverage over us in an effort to obtain concessions from Travelport, which could negatively affect our access to travel offerings and adversely affect our business and operating results. In recognition of the fact that Travelport’s interests may differ from ours, our Audit Committee, in accordance with applicable listing and regulatory requirements and principles of good corporate governance, takes an active role in reviewing and approving any agreement involving more than $120,000 of payments or receipts in which Travelport (or any other related party) has an interest (such as any renewal or replacement of the Travelport GDS Service Agreement).

In addition, Blackstone’s interests may differ from those of our other stockholders in material respects. Blackstone and its affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or our suppliers or customers or firms with which we do business.

Our business has significant liquidity requirements.

Our business has significant liquidity requirements. Certain events could have a negative impact on our liquidity, which in turn could affect our ability to take advantage of potential business opportunities, respond to competitive pressures or operate our business as it currently exists, including the following:

•	termination of a major supplier’s participation on our websites;

•	decline in merchant gross bookings due to deteriorating economic conditions or other factors;

•	decline in standalone hotel merchant gross bookings due to a shift from the merchant model to the retail model;

•
changes to payment terms or other requirements imposed by vendors, suppliers, consumer protection organizations, taxing authorities or regulatory agencies, such as requiring us to provide letters of credit, cash reserves, deposits or other forms of financial security or increases in such requirements; and

•
lower than anticipated operating cash flows from our operations or other unanticipated events, such as unfavorable outcomes in legal proceedings (including, in the case of hotel occupancy proceedings, certain jurisdictions’ requirements that we provide financial security or pay a deposit to the municipality in order to challenge the assessment in court).

If any of these events occurs in the future, individually or in the aggregate, they could have a material adverse effect on our results of operations, our liquidity and the value of our common stock.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the nine months ended September 30, 2013. In addition, we sought confirmation from entities that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, we are not aware of any other reportable transactions or dealings.

Travelport, which “controls” us and is therefore our “affiliate” (as each term is interpreted by the SEC for purposes of Section 13(r) of the Exchange Act), provided the disclosure reproduced below for the quarter ended September 30, 2013, as required by Section 13(r) of the Exchange Act (the “Travelport Disclosure”). We have not independently verified or participated in the preparation of the Travelport Disclosure.
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

Travelport has not provided us with gross revenues and net profits attributable to the activities described above.

Item 6.    Exhibits

Exhibit No.	Description
10.1
Car and Hotel Database Addendum, dated January 23, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC.

10.2	API Addendum, dated March 25, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC.
10.3	Third Amendment to the Separation Agreement, dated as of May 9, 2013, between Travelport Limited and Orbitz Worldwide, Inc.
10.4†	Amendment to the API Addendum, dated June 27, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC.
10.5†	Nineteenth Amendment, dated as of May 2, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC.
10.6†	Twentieth Amendment, dated as of August 19, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC.
10.7†
Twenty-First Amendment, dated as of September 26, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC.

10.8†	Activity Addendum, dated September 26, 2013, to the Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC.
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

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

ORBITZ WORLDWIDE, INC
(Registrant)

Date:	November 5, 2013	/s/ Barney Harford
Barney Harford
Chief Executive Officer
(Duly Authorized Officer)

Date:	November 5, 2013	/s/ Michael Randolfi
Michael Randolfi
Chief Financial Officer
(Principal Financial Officer)