Form 10-K
period 2013-12-31
Orbitz Worldwide, Inc.
filed 2014-03-06
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2013 was approximately $444.9 million based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange for such date.
As of March 3, 2014, 109,062,384 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be held on or about June 10, 2014 (the “2014 Proxy Statement”). The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2013.

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

Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including, but not limited to, the company's ability to effectively compete in the travel industry; trends, declines, or disruptions affecting the travel industry or the level of travel activity, particularly air travel; the termination of any major supplier's participation on the company's websites; the company's ability to renegotiate supplier agreements on acceptable terms; change in airline distribution economics; the company's ability to maintain and protect its information technology and intellectual property; Travelport's ownership in and influence over the operation of our business in light of the potential diverging interests of the company and Travelport; the outcome of pending litigation; system-related failures, interruptions, or security breaches; risks related to the company's level of indebtedness; risks associated with doing business in multiple currencies and multiple markets; and general economic and business conditions, as well as the factors described in Item 1A, “Risk Factors,” and in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Annual Report on Form 10-K.

The use of the words “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I

Item 1.	Business

General Description of Our Business

Orbitz Worldwide, Inc. is a global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz and CheapTickets in the Americas; ebookers in Europe; and HotelClub and RatesToGo based in Australia, which have operations globally (collectively referred to as “HotelClub”). We also own and operate Orbitz for Business, a corporate travel company, and Orbitz Partner Network group, which delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, rail tickets, travel insurance and destination services such as ground transportation, event tickets and tours.

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

In 2006, affiliates of The Blackstone Group (“The Blackstone Group”) and Technology Crossover Ventures acquired Travelport Limited (“Travelport”), a unit of Cendant that included the businesses we now own and operate as well as other travel distribution businesses. In 2007, our businesses were separated from the rest of the Travelport businesses and placed in a newly formed company, Orbitz Worldwide, Inc. Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007, and became a public company in July 2007. Our common stock trades on the New York Stock Exchange under the symbol “OWW.”

At December 31, 2013 and 2012, there were 108,372,390 and 105,093,807 shares of our common stock outstanding, respectively, of which approximately 48% and 53% were beneficially owned by Travelport and the investment funds that indirectly control Travelport, respectively.

Brand Portfolio

Our brand portfolio is composed of Orbitz, CheapTickets and Orbitz for Business (U.S. domestic), and ebookers and HotelClub (international).

Orbitz

Orbitz.com is our most well-known brand and sells a full suite of travel products and services, including flights, hotels, car rentals, cruises, and vacation packages. Since launching its website in June 2001, Orbitz.com has led the industry with innovations including the Orbitz Matrix Display and Orbitz Rewards. The Orbitz Matrix Display revolutionized the way the travel industry displayed fares and makes it quick and easy for consumers to compare flights, hotels, rental cars and vacation packages. The Orbitz Matrix Display has since been emulated across e-commerce sites as an efficient way for consumers to comparison shop and transact. As consumers move from desktops to tablets and smartphones for their computing needs, Orbitz has maintained its technology leadership by offering a suite of mobile apps and solutions that now drive approximately 30% of its hotel transactions. Our mobile apps are available for free at www.orbitz.com/mobile or through our smartphone-optimized website (m.orbitz.com). In 2013, Orbitz.com launched its Orbitz Rewards loyalty program, which lets customers earn rewards immediately on flights, hotels and packages and redeem instantly on tens of thousands of hotels worldwide. Customers can earn rewards towards future hotel stays when booking hotels, flights or eligible vacation packages on desktop or mobile, including up to 5% towards future hotel stays when booking hotels on mobile apps. Orbitz members also get exclusive access to “Insider Steals,” a weekly, members-only flash sale that provides exclusive deals on handpicked hotels in top destinations around the world, as well as “Mobile Steals,” which are exclusive hotel deals in the most popular destinations around the world, available to mobile consumers.

CheapTickets

CheapTickets (www.cheaptickets.com) is a U.S. travel website that targets value-conscious customers. CheapTickets offers customers the ability to search for and book a broad range of travel products and services, including air travel, hotels, car rentals, cruises, travel insurance, destination services and event tickets from suppliers worldwide on a stand-alone basis or as part of a vacation package. Customers can also book travel products from their mobile devices through a mobile website (m.cheaptickets.com). In addition, CheapTickets offers value-oriented promotions such as “Cheap of the Week” which provide customers with special travel offers on a weekly basis.

Orbitz for Business

Orbitz for Business (www.orbitzforbusiness.com) leverages and customizes our technology expertise for corporate travelers, offering a complete portfolio of travel products and services that help corporate customers plan, search and book business travel. In addition to its leading technology, Orbitz for Business delivers full service, cost-effective travel products and travel management solutions, including 24/7 support along with expense reporting and policy management tools. Orbitz for Business also offers an end-to-end mobile solution that allows business travelers to search for and book flights, hotels and car rentals directly from any web-enabled smartphone through its mobile website (m.orbitzforbusiness.net). Through partnerships with leading regional corporate travel agencies, Orbitz for Business offers its services in over 75 countries across Europe, Latin America, Africa, Asia (including China and India) and the Pacific Rim. In the first quarter of 2012, Orbitz for Business launched Orbitz for Business Express to offer savings, convenience and professional travel services to small businesses with travel needs, including those currently without a managed travel program.

ebookers

ebookers (www.ebookers.com) is a leading pan-European online travel agency that offers customers the ability to search for and book a broad range of global travel products and services through websites in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom. Customers can book travel products and services, including airline tickets, hotel rooms, car rentals, rail tickets and travel insurance, on a stand-alone basis or as part of a vacation package. ebookers also offers customers the ability to book a full range of travel products from their mobile phones through the ebookers App for iPhone, Android and iPad and our mobile website (m.ebookers.com).

HotelClub

HotelClub is a global hotel booking website offering members a worldwide selection of hotel properties across more than 140 countries. Through its unique loyalty program, HotelClub Rewards, members earn rewards of up to 7% of the value of every booking made, which can then be redeemed on future hotel bookings. The company operates two websites, HotelClub.com and RatesToGo.com, and offers services in 35 currencies and 17 languages, including Simplified Chinese, Traditional Chinese, Dutch, English, French, German, Italian, Japanese, Korean, Polish, Portuguese, Russian, Spanish, Swedish and Thai, among others. HotelClub also offers its customers the ability to book via mobile devices through an iPhone and iPad App.

In addition to our customer-facing brands and services, we also generate revenue through other sources, including:

Orbitz Partner Network

We offer third parties, including many of the world’s largest airlines, travel agencies and financial institutions, and thousands of partners globally, a full range of private label travel solutions, ranging from hosted HTML services that can be launched in a matter of weeks to custom developed solutions that are fully tailored to meet the needs of more complex partners. We license our technology and business services to these partners, who are then able to provide a wide range of travel products on their websites under their own brands. We receive commissions based on the revenue generated by their websites. We continue to pursue the expansion of our private label channel through the addition of new partners. For example, in the third quarter of 2012, we launched a partnership with American Express to provide a variety of private label solutions for air, car, hotel and vacation packages for the American Express Consumer Travel Network. In the fourth quarter of 2013, we began powering the desktop and mobile sites for helloworld.com, the second largest travel agent network in Australia.

Partner Marketing

The Partner Marketing team is responsible for building innovative online marketing and advertising partnerships across our global portfolio of leading consumer and business travel brands. We generate advertising revenue by providing our partners access to our customer base through a combination of display advertising, performance-based advertising, video production and other marketing programs. Travel companies, convention and visitor bureaus, credit card partners, media, packaged goods and other non-travel advertisers advertise on our websites.

Supplier Relationships and Global Distribution Systems

Supplier Relationships

We work with suppliers to provide our customers with a broad and deep range of highly competitive travel products and services on our websites. We have teams that manage relationships and negotiate agreements with air, hotel, car rental, cruise, travel insurance and destination services suppliers. Our supplier teams negotiate contracts regarding access to the supplier’s travel inventory and payment for our services, manage supplier relationships, and obtain supplier-sponsored promotions.

For hotels, we are focused on offering our customers the ability to book the most relevant hotels at the most competitive prices. To do this, we focus on infrastructure to ensure we have appropriate connectivity with our suppliers, sophisticated sort order algorithms and robust promotional capabilities. Our global hotel services team works closely with hotel chains and independent hotels to increase the number of properties that participate on our websites and to ensure that our customers have access to their best available prices, including prices exclusive to our brands, where possible.

For airlines, we have long-standing relationships with hundreds of airlines, including most major U.S. and international carriers. We work with our suppliers to provide our customers with a highly competitive product offering.

Our suppliers continue to look for ways to decrease their overall distribution costs, which could significantly reduce the net revenue OTCs earn from travel and other travel-related products. We have encountered, and expect to continue to encounter, pressure on supplier economics and positive and negative effects of a competitive market environment. As a result, the revenue we and other OTCs earn in the form of incentive payments from global distribution system providers or in the form of mark-ups and commissions from our suppliers is likely to be impacted over the long term as supplier contracts are extended, renegotiated or as we add new suppliers.

Global Distribution Systems

Global distribution systems (“GDS”) provide us access to a comprehensive set of supplier content through a single source. Suppliers, such as airlines and hotels, utilize GDSs to connect their product and service offerings with travel providers, who in turn make these products and services available to travelers for booking. Certain of our businesses utilize GDS services provided by Galileo, Worldspan (both units of Travelport) and Amadeus IT Group (“Amadeus”). Under our GDS service agreements, we receive revenue in the form of an incentive payment for air, car and hotel segments processed through a GDS. These GDS service agreements may contain minimum segment volume commitments and require us to make shortfall payments if we do not process the required minimum number of segments for a given year. As a result, a significant portion of our GDS services are processed by these providers. For the year ended December 31, 2013, we recognized $98.7 million of incentive revenue from GDS providers, which accounted for more than 10% of our net revenue. In February 2014, Orbitz announced that it had entered into new multi-year GDS service agreements with Amadeus, Sabre Inc. and Travelport for the provision of technology and travel management solutions. The ability to use multiple GDSs across our business will provide us greater operational flexibility to take advantage of the strengths of each of the providers starting in 2015 as certain exclusivity provisions with Travelport lapse.

Merchant and Retail Models

We generate revenue primarily from the booking of travel products and services on our websites. We provide customers the ability to book travel products and services on both a stand-alone basis and as part of a vacation package, primarily through our merchant and retail business models.

Merchant Model

Our merchant model provides customers the ability to book air travel, hotels, car rentals, destination services and vacation packages. Hotel transactions comprise the majority of our merchant bookings. We generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Depending upon the brand and the product, we may also earn revenue by charging our customers a service fee for booking their travel reservation. Generally, our net revenue per transaction is higher under the merchant model compared with the retail model. Customers generally pay us for reservations at the time of booking and we pay our suppliers at a later date, which is generally when the customer uses the reservation. However, in the case of merchant air, payment often occurs prior to the consumption date. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending upon the travel product. The timing difference between when we collect money from our customers and when we pay our suppliers increases our operating cash flow and represents a source of liquidity for us.

We recognize net revenue under the merchant model when we have no further obligations to the customer. For merchant air transactions, this is at the time of booking. For merchant hotel transactions and merchant car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively. The timing of revenue recognition is different for merchant air travel because our primary service to the customer is fulfilled at the time of booking. In the merchant model, we do not take on credit risk with the customer since we are paid via a credit card processor while the cardholder's issuing bank collects funds from the customer. However we are subject to charge-backs and fraud risk, which we actively monitor; we are not responsible for the actual delivery of the flight, hotel room or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier. The Company is subject to fraud risk because it may be charged by payment providers for fraudulent charges after the Company has remitted funds to the supplier. In other instances, the customer may be dissatisfied with some aspect of their travel and contest the transaction with the credit card vendor, which could result in a chargeback.

Retail Model

Our retail model provides customers the ability to book air travel, hotels, car rentals and cruises. Air transactions comprise the majority of our retail bookings. Under the retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. We generally receive these commissions from suppliers after the customer uses the travel reservation. Depending upon the brand and the product, we may also earn revenue by charging customers a service fee for booking their travel reservation. Generally, our net revenue per transaction is lower under the retail model compared with the merchant model. Airline tickets booked under the retail model contribute substantially to our overall gross bookings and net revenue due to the high volume of airline tickets booked on our websites. We recognize net revenue under the retail model when the reservation is made, is secured by a customer with a credit card, and we have no further obligations to the customer. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up respectively, net of an allowance for cancelled reservations. In the retail model, we do not take on credit risk with the customer; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

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

Operations and Technology

Systems Infrastructure and Web and Database Servers

We use SAVVIS and Verizon Business co-location services in the United States to host our systems infrastructure and web and database servers for Orbitz, CheapTickets, Orbitz for Business, HotelClub and ebookers. The majority of our hardware and other equipment is located in both the SAVVIS and Verizon facilities. SAVVIS and Verizon provide data center management services as well as emergency hands-on support. In addition, we have our own dedicated staff on-site at the facility.

We use Global Switch services in the United Kingdom to host our systems infrastructure and web and database servers for ebookers legacy systems and for HotelClub. The arrangement with Global Switch is similar to the arrangement described above with SAVVIS.

Systems Platform

Our systems platform enables us to deconstruct the segment feeds from our GDS partners for air flight searches and then reassemble these segments for cost-effective and flexible multi-leg itineraries. We also have the ability to connect to and book air travel directly on certain airlines’ internal reservation systems through our supplier link technology. Our easy-to-use Orbitz Matrix Display allows customers to simultaneously view these various travel options so that they can select the price and supplier that best meet their travel needs. In addition, our vacation packaging technology enables travelers to view multiple combinations of airlines, hotels and other travel products and allows them to assemble a customized vacation package that is generally less expensive than booking each travel product separately.

We have technology operations teams dedicated to ensuring that our websites operate efficiently. These teams monitor our websites, our private label customer websites and the performance and availability of our third party service providers, as well as coordinate releases of new functionality on our websites. We have product development teams focused on creating new and enhancing existing website functionality. These teams also developed and implemented our global technology platform that supports our global consumer brands.

Customer Support

Our customer support platform includes customer self-service, chat, email and call center services to provide our customers with multiple options to enhance the travel experience. We utilize intelligent voice routing and intelligent call management technology to connect customers with the appropriate agent who can best assist them with their particular needs. We utilize third party vendors domestically and internationally to manage these call centers and customer service centers.

Fraud Prevention System

We have an internally-developed fraud prevention system that we believe enables us to efficiently detect fraudulent bookings. The system automates many functions and prioritizes suspicious transactions for review by fraud analysts within our fraud prevention team.

Marketing

We use a combination of online and traditional offline marketing. Our sales and marketing efforts primarily focus on increasing brand awareness and driving visitors to our websites. Our long-term success will depend on our ability to continue to increase the overall number of booked transactions in a cost-effective manner.

We use various forms of online marketing to drive traffic to our websites including search engine marketing (“SEM”), travel research websites, meta-search travel websites, display advertising, affiliate programs and email marketing. We continue to pursue strategies to improve our online marketing efficiency and have utilized our advanced analytics capabilities to support development, testing and verification of new strategies. These strategies include increasing the amount of traffic coming to our websites through search engine optimization (“SEO”) and customer relationship management (“CRM”), and improving the efficiency of our SEM and travel research spending. We also use traditional broadcast advertising to focus on brand differentiation and to emphasize distinct features of our businesses that we believe are valuable to our customers.

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

In that case, legal remedies may not adequately compensate us for the damages caused by unauthorized use. Further, others may independently and lawfully develop substantially similar trade secrets.

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

Regulation

Our business is subject to laws and regulations relating to our revenue generating and marketing activities, including those prohibiting unfair and deceptive advertising or practices, consumer protection and data privacy. Our travel services are subject to regulation and laws governing the offer of travel products and services, including laws requiring us to register as a “seller of travel” in various jurisdictions and to comply with certain disclosure requirements. As an OTC that offers customers the ability to book air travel in the United States, we are also subject to regulation by the Department of Transportation, which has authority to enforce economic regulations and may assess civil penalties or challenge our operating authority. Our services are also subject to federal, foreign, state and local regulations and we may be required to comply with bonding regulations in certain foreign jurisdictions. See Item 1A “Risk Factors - Our businesses are regulated and any failure to comply with applicable regulations or any changes in those regulations could adversely affect us.”

Information about Segments and Geographic Areas

We operate and manage our business as a single operating segment. For geographic related information, see Note 17 - Segment Information of the Notes to Consolidated Financial Statements.

Industry Conditions

General

The worldwide travel industry is a large and dynamic industry that has been characterized by rapid and significant change. We compete in various geographic markets, with our primary markets being the United States, Europe and Asia Pacific. We are one of the market leaders within the United States, which is the most mature of the global travel markets. Internationally, a relatively low percentage of travel sales are transacted online and the market is highly fragmented, which presents a significant growth opportunity for us and our competitors. In Europe, OTCs represent just 38% of the online market, but OTCs are growing faster than online supplier direct bookings (PhoCusWright, European Online Travel Overview, 9th ed.). While OTCs account for only a third of the Asia Pacific online travel market, OTC gross bookings surpassed $30 billion in 2013 and we expect that mobile will be the fastest growing travel distribution channel in the region through 2015 (PhoCusWright, Pacific Online Travel Overview, 6th ed.).

Competition

The general market for travel products and services is highly competitive, and the competitive intensity is increasing as the market rapidly evolves. The online travel industry generally has low barriers to entry and competitors can launch new websites at a relatively low cost. Our competition includes: online and offline travel companies; travel suppliers, such as airline, hotel and rental car companies, many of which have their own branded websites and call centers; travel research companies; search engines; and meta-search websites.

Our competition may offer more favorable terms and/or improved interfaces to suppliers and travelers. Travel suppliers have increasingly focused on distributing their products through their own websites, or through joint efforts, in lieu of using third parties. Suppliers who sell on their own websites offer advantages such as their own bonus miles or loyalty points not available on our sites, which may make their offerings more attractive than our offerings to some consumers. Travel research companies, search engines and meta-search websites are capable of sending customers to the websites of suppliers and our direct competitors.

Factors affecting our competitive success include price, availability of travel products, ability to package travel products across multiple suppliers, brand recognition, customer service and customer care, fees charged to customers, ease of use, accessibility, reliability and innovation such as offering our own custom loyalty programs.

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

Company Strategy
We take advantage of our deep roots in technology and innovation to offer consumers the premier way to book online travel, whether via personal computer, tablet or smartphone. We completed the migration of our global consumer brands to one common technology platform in 2012. We believe the global platform is the cornerstone of our ability to rapidly and efficiently innovate and expand into new markets with new products and services. Our mission is to make our brands the world's most rewarding places to plan and purchase travel on touch devices.
Loyalty
We believe that well-architected loyalty offerings have significant potential to enhance the financial performance of our consumer brands. HotelClub has a long-standing and well-established loyalty program that helps drive repeat transactions.

We launched a loyalty program for our Orbitz.com brand in October 2013 that is patterned after our HotelClub loyalty rewards program. We believe the Orbitz Rewards program can drive long-term room night growth through its impact on driving repeat and cross-sell purchases.

Mobile
Orbitz Worldwide is a recognized leader in the rapidly growing mobile channel. This is a core part of our strategy to drive growth across all of our global brands. For example, in the fourth quarter 2013, approximately 30% of Orbitz Worldwide stand-alone hotel bookings came via a mobile device. By virtue of the common technology platform shared by all of the Company’s consumer brands, the benefits of the Company’s mobile investments are available to the ebookers, HotelClub and CheapTickets brands. We continue to build on our strengths in mobile to drive growth across all of our global brands and product offerings.
International Expansion
We are focused on expanding our international presence through both product innovation and new market expansion. For example, in February 2013, we launched the ebookers rail product, becoming the first OTC to offer booking functionality for the UK domestic rail network. We also expect our HotelClub brand will play a significant role in new market expansion. Room night growth rates at HotelClub have improved substantially in 2013. We believe Hotel Club’s hotel-only offering and strong loyalty program represents an extensible model that enables low-cost new market entry, allowing us to expand our footprint into new and fast growing regions.

Employees

As of December 31, 2013, we had approximately 1,300 full-time employees, more than half of whom were based in the United States and the remaining were based primarily in the United Kingdom and Australia, with whom we believe we have a good relationship. We outsource some of our technology support, development, customer service and administrative functions to third parties. Additionally, we utilize independent contractors to supplement our workforce.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the Securities and Exchange Commission (“SEC”) defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2013. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.

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

Executive Officers of the Registrant

Our executive officers as of February 1, 2014, were as follows:

Barney Harford, age 42, has served as our Chief Executive Officer and as a member of our Board of Directors since January 2009. Prior to joining the Company in January 2009, Mr. Harford served in a variety of roles at Expedia, Inc. from 1999 to 2006. From 2004 to 2006, he served as President of Expedia Asia Pacific. Prior to 2004, Mr. Harford served as Senior Vice President of Air, Car & Private Label and led Expedia’s corporate development, strategic planning and investor relations functions. He joined Expedia in 1999 as a product planner. Mr. Harford currently serves on the Board of Directors of LiquidPlanner, Inc. He previously served on the Board of Directors of GlobalEnglish Corporation, Orange Hotel Group and eLong, Inc. He holds an MBA from INSEAD and an MA degree in Natural Sciences from Clare College, Cambridge University.

Sam Fulton, age 43, has served as Senior Vice President, Global Product Management and Customer Experience since March 2013. Mr. Fulton also has responsibility for User Experience and Product Operations. Prior to his current role, from March 2010 to March 2013, Mr. Fulton held several key positions within the Company including Senior Vice President of Product Strategy and Senior Vice President of Retail. From January 2008 to February 2010, Mr. Fulton was the Group Vice President of Product Management. Prior to joining the Company in 2002, Mr. Fulton worked for Budget Rent A Car as the Director of Travel Industry Sales focusing on preferred travel agency relationships. Mr. Fulton has a BS degree in Finance and Marketing from the University of Denver.

Tom Kram, age 54, has served as our Group Vice President, Chief Accounting Officer, since joining the Company in May 2011. From 2004 to 2011, Mr. Kram served in a variety of roles at Chicago Newspaper Liquidation Corp., formerly known as Sun-Times Media Group, Inc. Mr. Kram was elected Chief Executive Officer, President and Treasurer in October 2009 and served as Chief Financial Officer from March 2009 to October 2009. From 2004 to 2009, he was the Corporate Controller and, in addition, served as Chief Accounting Officer from 2006 to 2009. Mr. Kram served as the Chief Financial Officer of Sun-Times Media Group, Inc. when it filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in March 2009. Mr. Kram was formerly the Vice President, Controller of Budget Group, Inc. from 1997 to 2003. Mr. Kram is a CPA and has a BS degree in Accountancy from the University of Illinois at Urbana-Champaign.

Roger Liew, age 41, has served as Senior Vice President, Chief Technology Officer, since November 2010. Mr. Liew was Vice President of Technology of the Company and Group Manager of the Company’s Intelligent Marketplace Group from July 2009 to November 2010, and previously served as Vice President of Technology of Orbitz, LLC from May 2000 to May 2004. Prior to his return to the Company in July 2009, Mr. Liew served as Chief Technology Officer of Milestro, a leisure, travel and tourism company, from May 2008 to December 2008 and Chief Technology Officer of G2 Switchworks, a startup in the travel technology space, from May 2004 to April 2008, when it was acquired by Travelport. Prior to joining Orbitz, LLC, Mr. Liew worked as a lead developer for Neoglyphics Media Corporation and as a software engineer for Motorola's Cellular Subscriber Group. Mr. Liew studied Mathematics and Computer Science at the University of Chicago.

Chris Orton, age 40, has served as our Chief Operating Officer since February 2014. Mr. Orton previously served as Senior Vice President of Orbitz.com and President of CheapTickets since August 2011. Previously, Mr. Orton served as Senior Vice President, Chief Marketing Officer, from July 2010 to August 2011. Prior to joining the Company, Mr. Orton worked for eBay, Inc. from June 2003 to June 2010 and held various positions in data warehousing and internet marketing. Most recently, Mr. Orton was Senior Director of Internet Marketing at eBay, responsible for its paid search, shopping comparison, search engine optimization, affiliates and display marketing channels. Prior to joining eBay, he spent eight years doing customer relationship management and enterprise resource planning consulting at Kana Software, PricewaterhouseCoopers and Andersen Consulting (Accenture). Mr. Orton has an MBA from the University of California, Berkeley and a BA degree in Economics and International Relations from the University of California, Davis.

Mike Randolfi, age 41, has served as Chief Financial Officer since March 2013 with global responsibility for the Company’s accounting, financial planning and analysis, investor relations, tax, procurement, and treasury functions. Prior to joining the Company, Mr. Randolfi served as Vice President and then as Senior Vice President and Controller at Delta Air Lines from October 2009 to February 2013. From June 1999 to October 2009, Mr. Randolfi held various executive positions in financial planning, financial analysis, controllership and treasury. Prior to his 14-year career at Delta, Mr. Randolfi held positions with Continental Airlines and Raymond James and Associates. Mr. Randolfi is a CPA and a certified management accountant and holds an MBA from Emory University and a BA in accounting and finance from the University of South Florida.

Jim Rogers, age 61, has served as Senior Vice President, General Counsel and Corporate Secretary since August 2012 and is responsible for leading the Company’s global legal team as well as its compliance, corporate affairs and government relations functions. Mr. Rogers previously served from June 2010 to July 2012 as General Counsel of TLC Vision, a private-equity backed eye-care services provider. Before that, Mr. Rogers had practiced corporate and communications law from 1981 to 2009 at Latham & Watkins LLP in Washington, DC, the last 21 years as a partner. Mr. Rogers is a graduate of Columbia Law School, holds an MPA in Economics and Public Affairs from Princeton University, and received his BA from Yale University in Economics. Mr. Rogers serves on the Board of Directors of The Appleseed Foundation, and he previously served as co-chairman of the board.
Tamer Tamar, age 39, has served as Senior Vice President of International since March 2011 and President of ebookers since July 2009. Previously, Mr. Tamar served as Vice President of Europe and Middle East (“EMEA”) distribution for Expedia from February 2008 to July 2009. From 2004 to 2008, Mr. Tamar served in a variety of roles at Expedia, including managing Expedia’s EMEA car businesses, leading the strategy and corporate development function for the EMEA region, and heading up the Expedia UK business. Prior to joining Expedia, Mr. Tamar worked as a Management Consultant for A.T. Kearney in Chicago and London. Mr. Tamar holds an MBA from MIT and a BA in Mathematics and Economics from Franklin & Marshall College. Mr. Tamar will be resigning from the Company effective March 12, 2014 to accept a senior executive position outside of the travel industry.

Item 1A.    Risk Factors

Travelport may have interests that differ from our interests or the interests of our other stockholders and because Travelport has a significant ownership stake in Orbitz and significant rights under our certificate of incorporation, it may be able to exert significant influence and control over us.

At December 31, 2013, Travelport beneficially owned approximately 44.8% of our outstanding common stock and therefore is able to exert significant influence over us. Our certificate of incorporation (the “Charter”) provides Travelport with a greater degree of control and influence in the operation of our business and the management of our affairs than is typically available to a stockholder of a publicly-traded company. Under our Charter, until Travelport ceases to beneficially own shares entitled to 33% or more of the votes entitled to be cast by the holders of our then-outstanding common stock, the prior consent of Travelport is required before the Company can act or engage in certain situations, including: (i) the nomination or appointment of members of the Board of Directors or to any committee of the Board; (ii) transactions, including consolidations, mergers, sales, leases, dispositions or acquisitions over a certain amount; (iii) financing arrangements; and (iv) changes to our capital structure. Because the Company is prohibited from taking these actions without the prior consent of Travelport, we lack flexibility and could be prevented from being able to pursue transactions or other arrangements that would be in the best interests of our stockholders. We also may be prevented from nominating or appointing directors who we believe are best suited to serve on our Board of Directors.

In addition to these charter provisions, Travelport owns sufficient shares to significantly influence any actions requiring the approval of our stockholders, including adopting most amendments to our certificate of incorporation and approving or rejecting proposed mergers or sales of all or substantially all of our assets. Travelport’s interests may differ from those of our other stockholders in material respects and, as a practical matter, Travelport will be able to exert significant influence and potential control over matters put to a vote of our stockholders so long as it continues to own a significant amount of our outstanding voting stock, even though that amount is currently less than 50%. This could also limit stockholder value by preventing a change of control that our stockholders might consider favorable.

To varying extents, travel suppliers use global distribution systems to connect their products and services with travel companies, who in turn make these products and services available to travelers for booking. We entered into a new GDS service agreement with Travelport on February 4, 2014 (the “New Travelport GDS Service Agreement”). Under this agreement, we are required to use only Travelport GDSs for all air and car segments booked on domestic agencies and are subject to certain other exclusivity obligations for segments booked in Europe and other markets through December 31, 2014. Our contractual obligations to Travelport for GDS services limit our ability to use alternative GDS options before December 31, 2014 and as a result, if Travelport became unwilling or was unable to provide these services to us, we may not be able to transition to alternative providers and our business could be materially and adversely affected. After December 31, 2014, we are subject to certain minimum segment volume thresholds, but have significantly more flexibility to use alternate connectivity options. While the New Travelport GDS Service Agreement provides the Company significant flexibility than our prior arrangement with Travelport for GDS services, it is possible that the Company will negotiate with Travelport over the course of the agreement for modifications and amendments to the agreement. Because of our relationship with Travelport and the significant influence Travelport has over the Company, we may have a weakened negotiating position in discussions where

Travelport has a divergent interest from us. In recognition of the fact that Travelport’s interests may differ from ours, our Audit Committee, in accordance with applicable listing and regulatory requirements and principles of good corporate governance, takes an active role in reviewing and approving any agreement involving more than $120,000 of payments or receipts in which Travelport (or any other related party) has an interest, including the New Travelport GDS Service Agreement entered into on February 4, 2014.

Disruptions or prolonged declines in travel volume, particularly air travel, could adversely affect our business, financial condition and results of operations.

Our revenue is derived from the worldwide travel industry and is directly related to the overall level of travel activity, particularly air travel and hotel volume. Therefore, our revenue is significantly impacted by declines in or disruptions to travel in the United States, Europe and the Asia Pacific region due to factors entirely outside of our control. Factors that could affect travel activity and materially adversely impact our results of operations, business and revenue include:

•	deterioration, weakness or uncertainty in the global economy;

•	global security issues, political instability, acts or threats of terrorism, regional hostilities or war, and other political issues that could adversely affect travel volume in our key regions;

•	health-related concerns, such as epidemics or pandemics;

•	natural disasters, such as hurricanes, volcanic eruptions, earthquakes, tsunamis, floods and droughts;

•	severe weather conditions, or unusual or unpredictable weather patterns;

•	the financial condition of suppliers, particularly those in the airline and hotel industry, and the impact of their financial condition on the cost and availability of air travel and hotel rooms;

•	changes in airline distribution policies or increases in airfares;

•	changes to regulations governing the airline and travel industry or the imposition of taxes or surcharges by regulatory authorities;

•	an increase in fuel prices affecting travel;

•	work stoppages or labor unrest at any of the major airlines, airports or major hotel chains;

•	travel-related accidents or safety concerns;

•	increased airport security that could reduce the convenience of air travel;

•	changes in occupancy and room rates achieved by hotels; and

•	travelers’ perceptions of the occurrence of or the scope, severity and timing of the factors described above.

If there is a prolonged substantial decrease in travel volumes, particularly for air travel and hotel stays, for these or any other reasons, it would have an adverse impact on our business, financial condition and results of operations.

The travel industry is highly competitive and we may not be able to effectively compete in the future.

We operate in the highly competitive travel industry. Our success depends upon our ability to compete effectively against numerous established and emerging competitors, including other OTCs, traditional offline travel companies, suppliers, travel research companies, search engines and meta-search companies, which may have significantly greater financial, marketing, personnel and other resources than we have. Factors affecting our competitive success include price, availability of travel products, ability to package travel products across multiple suppliers, brand recognition, customer service and customer care, fees charged to customers, ease of use, accessibility, reliability and innovation. If we are not able to compete effectively against our competitors, our business and results of operations may be adversely affected.

Online travel agencies: We face significant competition from other online travel agencies, such as Priceline, Expedia, Travelocity, and their related brands, as well as other regional competitors such as Ctrip in China and Odigeo in Europe. We compete with offline travel agencies for both travelers and the acquisition and retention of supply.

Travel suppliers: Suppliers have increasingly focused on distributing their products through their own websites and driving consumers away from OTCs. Suppliers may offer advantages for customers to book directly, such as member-only fares, bonus miles or loyalty points, which could make their offerings more attractive to customers. Some low-cost airlines distribute their online supply exclusively through their own website and other carriers have attempted to drive customers to book directly on their websites by eliminating or limiting sales of certain airline tickets through third-party distributors. Our results of operations could be negatively affected by such increased competitive pressure from suppliers.

Search engines: We also face increasing competition from search engines like Google, Bing and Yahoo!. Search engines have grown in popularity and may offer comprehensive travel planning or shopping capabilities, which may drive more traffic directly to the websites of suppliers or competitors. Google has increased its focus on appealing to travel customers through its launches of Google Places, Google Flights, and Google Hotel Price Ads (HPA). Google’s efforts around these products, as well as possible future developments, may change or undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost or at all. In addition, we currently license our search functionality, QPX Software, from ITA Software, Inc., a subsidiary of Google.

Travel meta-search engines and content aggregators: Travel meta-search websites and travel research sites that have search functionality, including Kayak.com (a subsidiary of our competitor Priceline), Trivago.com (a subsidiary of our competitor Expedia), and TripAdvisor, aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. If these competitors limit our participation within their results, it could affect our traffic-generating arrangements in a negative manner. In addition, some meta-search sites, such as Kayak.com, offer users the ability to make reservations directly on their websites, which may reduce the amount of traffic and transactions available to us through referrals from these sites.

Other competitors in the broader travel space: We also will continue to face competition from new channels of distribution in the travel industry. Additional sources of competition could include “daily deal” websites, such as Groupon Getaways, or peer-to-peer inventory sources, such as AirBnB. AirBnB and similar websites facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms. The growth of peer-to-peer inventory sources could affect the demand for our services in facilitating reservations at hotels.

There can be no assurance that we will be able to compete successfully against any current and future competitors or on emerging platforms, or provide differentiated products and services to our customer base. Increasing competition from current and emerging competitors, the introduction of new technologies and the continued expansion of existing technologies, such as meta-search and other search engine technologies, may force us to make changes to our business models, which could affect our financial performance and liquidity. Increased competition has resulted in and may continue to result in reduced margins, as well as loss of customer, transactions and brand recognition.

Our business depends on our supplier and distribution partner relationships. Adverse changes in these relationships or our inability to enter into new relationships could negatively affect our access to travel offerings and reduce our revenue.

We rely significantly on our relationships with hotels, airlines and other suppliers and travel partners. We enter into agreements with these suppliers and travel partners at varying times and of varying duration. As a result, at any given point in time, one or more of these agreements may be approaching expiration or renewal. Moreover, in order to enhance the competitiveness of our offerings, we are constantly seeking to add new suppliers and travel partners. Adverse changes in any of these relationships (whether upon expiration of an agreement or otherwise) or the inability to enter into new relationships could negatively impact the availability and competitiveness of the travel products we offer on our websites and therefore could adversely affect our revenue. If any of our major suppliers or travel partners significantly reduces their business with us for a sustained period of time or completely withdraws from doing business with us, in favor of one of our competitors or to require consumers to purchase services directly from them, it could have a material adverse effect on our business and ability to retain customers.
In particular, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution. The airlines have negotiated, and we expect they will continue to attempt to negotiate, terms more favorable to themselves when the opportunity presents itself, such as upon expiration of an agreement or in the case where the Company is distributing an airline’s services without a formal agreement in place (which is currently the case with American Airlines). If airlines are successful in obtaining more favorable terms in their agreements with us or in their agreements with the GDSs, or if an airline actually terminates an agreement with us, the net revenue we earn from the distribution of airline tickets would be negatively impacted, which could have a material adverse effect on our business, results of operations or financial condition.
For example, the Company temporarily discontinued its distribution of American Airlines (“AA”) tickets in 2010 after the Company and AA were unable to agree to terms under which the AA tickets would be offered on our websites. If similar situations were to occur with other airlines, it could reduce our access to air inventory, thereby putting us at a competitive disadvantage and reducing our revenues.
Because we depend on a relatively small number of airlines and car rental companies for a significant portion of our revenue in those areas, our business and results of operations could be adversely affected if suppliers consolidate in either of these industries. If there is consolidation in either of these industries, the Company would be forced to negotiate with a fewer number of total suppliers for the same number of segments, which would weaken our negotiating position and reduce our ability to negotiate favorable rates on segments. Additionally, consolidation of one or more of the major airlines, including the merger of American Airlines and US Airways, could result in a reduction in the number of airline tickets available for booking on our websites and increased air fares, which may have a negative impact on demand for travel.
Our business has significant liquidity requirements.

Our business has significant liquidity requirements. Certain events could have a negative impact on our liquidity, which in turn could affect our ability to take advantage of potential business opportunities, respond to competitive pressures or operate our business as it currently exists, including the following:

•	termination of a major supplier’s participation on our websites;

•	decline in merchant gross bookings due to deteriorating economic conditions or other factors;

•	decline in stand-alone hotel merchant gross bookings due to a shift from the merchant model to the retail model;

•	credit card processors could impose holdbacks or reserves;

•
changes to payment terms or other requirements imposed by vendors, suppliers, payment processors, consumer protection organizations, taxing authorities or regulatory agencies, such as requiring us to provide letters of credit, cash reserves, deposits or other forms of financial security or increases in such requirements; and

•
lower than anticipated operating cash flows from our operations or other unanticipated events, such as unfavorable outcomes in legal proceedings (including, in the case of hotel occupancy proceedings, certain jurisdictions’ requirements that we provide financial security or pay a deposit to the municipality in order to challenge the assessment in court).

If any of these events occurs in the future, individually or in the aggregate, they could have a material adverse effect on our results of operations, our liquidity and the value of our common stock.
We have a significant amount of indebtedness, which could limit the manner in which we operate our business.

As of December 31, 2013, we had approximately $443.3 million of outstanding borrowings under our senior secured credit agreement. Our substantial level of indebtedness could:

•	impair our ability to obtain additional financing or to obtain such financing on terms acceptable to us for working capital, capital expenditures, acquisitions or general corporate purposes;

•
reduce the funds available to us for purposes such as potential acquisitions, capital expenditures, working capital and general corporate purposes because we are required to use a portion of our cash flows from operations to make debt service payments;

•
put us at a competitive disadvantage because we have a higher level of indebtedness than some of our competitors and reduce our flexibility in planning for, or responding to, changing conditions in the economy or our industry, including increased competition; and

•	make us more vulnerable to general economic downturns and adverse developments in our business.

The credit agreement requires us to maintain a minimum interest coverage ratio and not to exceed a maximum first lien leverage ratio. If we fail to comply with these covenants and we are unable to obtain a waiver or amendment, our lenders could accelerate the maturity of all amounts outstanding under our term loan and revolving credit facility and could proceed against the collateral securing this indebtedness. If this were to occur, there is no assurance that alternative financing would be available to us or at favorable terms.

In addition, restrictive covenants in our credit agreement specifically limit our ability to, among other things:

•	incur additional indebtedness or enter into guarantees;

•	enter into sale and leaseback transactions;

•	make new investments, loans or acquisitions;

•	grant or incur liens on our assets;

•	sell our assets;

•	engage in mergers, consolidations, liquidations or dissolutions;

•	engage in transactions with affiliates; and

•	make any distribution or dividend payment or redeem or repurchase our capital stock.

As a result, we may operate our business differently than if we were not subject to these covenants and restrictions.

We face risks associated with online security and credit card fraud and data privacy breaches.

The secure transmission of confidential information over the Internet is essential in maintaining customer and supplier confidence in our services. Substantial or ongoing security breaches, whether instigated internally or externally on our system or on other Internet-based systems, could significantly harm our business. We currently require customers to guarantee transactions with their credit cards online. We rely on licensed encryption and authentication technology to effect secure transmission of confidential customer information, including credit card numbers.

It is possible that our security measures may not prevent security breaches and that we may be unsuccessful in implementing our remediation plan to address potential exposures. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal proprietary information or cause significant interruptions in our operations. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the demand for our products and services. Additionally, certain of our third party providers, including our GDS providers, receive our customers’ credit card information in order to process transactions. If there is a security breach on such third party provider that causes our customers’ credit card information to be compromised, we would face the same risks as we would to a breach on our own system, including damage to our reputation, risk of loss or litigation.

Moreover, public perception concerning security and privacy on the Internet generally could adversely affect customers’ willingness to use our websites. Publicized breaches of security affecting other companies that conduct business over the Internet could cause consumers to be reluctant to use the Internet as a means of conducting commercial transactions and therefore reduce the number of consumers using our websites to book travel.

Additionally, we may be held liable for accepting fraudulent credit cards as payment for transactions and we have established an allowance for such fraudulent purchases. If we are unable to control the amount of fraudulent chargebacks for which we are liable, our results of operations and financial condition may be adversely affected.

We rely on search engines and content providers, who may change their business models in ways that could have a negative impact on our business.

We use Google and other internet search engines to generate traffic to our websites, principally through the purchase of travel-related keywords. Google and other search engines frequently update and change the logic that determines the placement and display of results of a user’s search. These changes could negatively affect the purchased or algorithmic placement of links to our websites. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, meta-search sites and content properties. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, any of these providers could, for competitive or other purposes, alter their search algorithms or results, causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

We are dependent upon third-party systems and service providers and any disruption or adverse change in their businesses could have a material adverse effect on our business.

We rely on certain third-party computer systems, service providers and software companies, including the electronic central reservation systems and GDSs. In particular, our businesses rely on third parties to:

•	conduct searches for airfares;

•	process hotel room transactions;

•	process credit card and other payments; and

•	provide computer infrastructure critical to our business.

We currently utilize GDSs, including Worldspan, Galileo and Amadeus to process a significant portion of our bookings. In addition, we rely on a group of business process outsourcing companies located in various countries to provide us with call center and telesales services, back office administrative services such as ticketing fulfillment, hotel rate loading and quality control, information technology services, and financial services. Any interruption in these third-party services could prevent us from operating certain aspects of our business and damage our reputation. For instance, interruption or deterioration in our GDS partners’ products or services could prevent us from searching and booking airline and car rental reservations.

Our success is dependent on our ability to maintain relationships with our technology partners. In the event our arrangements with any of these third parties are impaired or terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms, which could result in significant additional costs or disruptions to our business. In addition, some of our agreements with third-party service providers can be terminated by those parties on short notice and, in many cases, provide no recourse for service interruptions. A termination or disruption of these services could have a material adverse effect on our business, financial condition and results of operations.

Certain of our international subsidiaries have a history of significant operating losses and our inability to improve their scale and profitability could adversely affect our business and results of operations.

We have historically incurred significant operating losses at our international subsidiaries and may continue to experience operating losses in the future. As a result, we have made, and may continue to make, significant investments in our international operations by using a portion of the cash flow generated from our domestic operations or funds from other borrowings under our other credit facilities. There can be no assurance that our international subsidiaries will be profitable in the future or that any profits generated by them will be sufficient to recover our investments in them.

The profitability of our international subsidiaries depends to a large extent on the scale of their operations. If we fail to achieve the desired scale, we may not be able to effectively compete in the global marketplace and our business and results of operations may be adversely affected.

Our international operations are subject to additional risks not encountered when doing business in the United States, including foreign exchange risk. We expect that our exposure to these risks will increase as we expand our international operations.

We generated 27% of our net revenue for the year ended December 31, 2013 from our international operations and had employees in over 20 countries. We are subject to certain risks as a result of having international operations and operations in multiple countries generally, including:

•	currency exchange rate fluctuations;

•
difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management infrastructure in various countries;

•	differences and unexpected changes in local regulatory requirements and exposure to local economic conditions;

•	limits on our ability to enforce our intellectual property rights and increased risk of piracy;

•	preference of local populations for local providers;

•	restrictions on the repatriation of non-U.S. investments and earnings back to the United States, including withholding taxes imposed by certain foreign jurisdictions; and

•	diminished ability to legally enforce our contractual rights.

To the extent we are not able to effectively mitigate or eliminate these risks, our results of operations could be adversely affected.

Further, our international operations require us to comply with a number of U.S. and international regulations, including, among others, the Foreign Corrupt Practices Act (“FCPA”) and the U.K.'s Bribery Act 2010. Any failure by us to adopt and continue to practice appropriate compliance procedures to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could affect our ability to compete and harm our business.

We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservations, communications, procurement and administrative systems. Certain of our businesses also utilize third-party fare search solutions and GDSs or other technologies. As our operations grow in both size and scope, we must continuously improve and upgrade our systems and infrastructure to offer our customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success depends on our ability to adapt our services and infrastructure to meet rapidly evolving industry standards while continuing to improve the performance and features of our service in response to competitive service and product offerings and the changing demands of the marketplace. In particular, we will need to commit additional financial, operational and technical resources in order to expand our systems and infrastructure to meet any potential increases in business volume.

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

We rely on computer and information technology systems to operate our business and process transactions. If we are unable to maintain and improve our information technology systems and infrastructure, we may experience system interruptions. System interruptions and slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity in our systems or the systems of the third parties on which we rely may prevent us from efficiently providing services to our customers, which could result in our losing customers and revenue or incurring liabilities. In addition to the risks associated with inadequate maintenance or upgrading, our information technologies and systems are vulnerable to damage or interruption from various causes, including:

•	power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events;

•	computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security;

•	the failure of third-party systems or services that we rely upon to maintain our own operations; and

•	natural disasters, war and acts of terrorism.

We do not have backup systems for certain critical aspects of our operations. For example, if we were unable to connect to certain third-party systems, such as GDSs, due to failure of our systems, our ability to process bookings could be significantly or completely impaired. Many other systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption in our technologies or systems could significantly curtail our ability to conduct our businesses and generate revenue.

Our businesses are regulated and any failure to comply with applicable regulations or any changes in those regulations could adversely affect us.

We operate in a regulated industry both in the United States and internationally. Our business, financial condition and results of operations could be adversely affected by unfavorable changes in or the enactment of new laws, rules and regulations applicable to us, which could decrease demand for our products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, these regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations. In addition, the various regulatory regimes to which we are subject may conflict so that compliance with the regulatory requirements in one jurisdiction may create regulatory issues in another.

Because we process, store and use customer information, we are subject to additional risks as a result of governmental regulation and conflicting legal requirements regarding customer information. In the processing of customer transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted in or from the governing jurisdiction. If domestic or international legislation or regulations are expanded to require changes in our business practices, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, we could be adversely affected. Travel companies have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. These and other privacy concerns could adversely impact our business, financial condition and results of operations.

Our business is also subject to laws and regulations relating to our revenue generating and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel services are subject to regulation and laws governing the offer of travel products and services, including laws requiring us to register as a “seller of travel” in various jurisdictions and to comply with certain disclosure requirements. As an OTC that offers customers the ability to book air travel in the United States, we are also subject to regulation by the Department of Transportation, which has authority to enforce economic regulations and may assess civil penalties or challenge our operating authority.

We are involved in various legal proceedings and may experience unfavorable outcomes, which could affect our financial position.

We are involved in various legal proceedings, including, but not limited to, actions relating to intellectual property, in particular patent infringement claims against us, tax, antitrust, employment law and other negligence, breach of contract and fraud claims, which involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions may be both time consuming and expensive. If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. In addition, historically, our insurers have reimbursed us for a significant portion of costs we incurred to defend cases related to use or occupancy tax of hotel accommodations that some states and localities impose (“hotel occupancy tax”). We will not receive any additional insurance reimbursements in future periods as our insurance coverage has now been exhausted.

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

We are party to a Master License Agreement with Travelport under which we and Travelport each have rights to use certain of the other’s intellectual property. The Master License Agreement permits Travelport and its affiliates to use and, in some cases, to sublicense to third parties certain of our intellectual property, including:

•	our supplier link technology;

•	portions of ebookers’ booking, search and vacation package technologies;

•	certain of our products and online booking tools for corporate travel;

•	portions of our private label vacation package technology; and

•	our extranet supplier connectivity functionality.

Travelport and its affiliates may use these technologies as part of, or in support of, their own products or services, including in some cases to compete directly with us.

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

Our corporate headquarters are located in leased office space in Chicago, Illinois. We also lease office space for our ebookers brand portfolio in various countries, including the United Kingdom, Finland, France, Germany, India, Ireland, Sweden and Switzerland. In addition, we lease office space for our HotelClub brand portfolio, primarily in Sydney, Australia. We believe that our existing facilities are adequate to meet our current requirements and that additional space will be available as needed to accommodate any further expansion of our business.

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

Litigation Relating to Hotel Occupancy Taxes

Orbitz Worldwide, Inc. and certain of its current and former subsidiaries and affiliates, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), Travelport Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.), and Internetwork Publishing Corp. (d/b/a Lodging.com), are parties to various cases brought by consumers and municipalities and other governmental entities in the U.S. involving hotel occupancy taxes and our merchant hotel business model. Some of the cases are purported class actions, and most of the cases were brought simultaneously against other OTCs, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions' hotel occupancy tax ordinances, as well as related sales and use taxes. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, failure to pay sales or use taxes, and in some cases, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys' fees, and where a class action has been claimed, an order certifying the action as a class action. Adverse rulings in these cases could require us to pay tax retroactively and prospectively and possibly pay interest, penalties, and fines. The proliferation of additional cases could result in substantial additional defense costs. The following table reflects the hotel tax cases in which we are currently a defendant.

City or County Filing Litigation	Date Litigation Instituted	Court Where Litigation is Pending

City of Chicago, Illinois	November 1, 2005	Circuit Court of Cook County, Illinois
City of Atlanta, Georgia	March 29, 2006	Superior Court of Georgia
City of San Antonio, Texas**	May 8, 2006	United States District Court for the Western District of Texas
Wake County, North Carolina	November 3, 2006	Court of Appeals of North Carolina
Dare County, North Carolina	January 26, 2007	Court of Appeals for North Carolina (consolidated with Wake County)
Buncombe County, North Carolina	February 1, 2007	Court of Appeals for North Carolina (consolidated with Wake County)
City of Gallup, New Mexico**	July 6, 2007	United States District Court for the District of New Mexico
Mecklenburg County, North Carolina	January 10, 2008	Court of Appeals for North Carolina (Consolidated with Wake County)
Jefferson County, Arkansas**	September 25, 2009	Circuit Court of Jefferson County, Arkansas
Leon County, Florida (TRT)	November 5, 2009	Florida Supreme Court
Leon County, Florida (TDT)	December 14, 2009	Florida Supreme Court
County of Lawrence, Pennsylvania*	January 14, 2010	Commonwealth Court of Pennsylvania
Montana Department of Revenue	November 8, 2010	Montana First Judicial District, Louis and Clark County
McAllister et al. (Consumer Action)	February 22, 2011	Circuit Court of Saline County, Arkansas
Washington, D.C.	April 22, 2011	Superior Court for the District of Columbia
Volusia County, Florida	May 11, 2011	Circuit Court for the Seventh Judicial Circuit in and for Volusia County, Florida
Breckenridge, Colorado*	July 25, 2011	District Court for Summit County, Colorado
Nassau County, New York*	September 26, 2011	Supreme Court of New York, Nassau County
State of Mississippi	January 6, 2012	Chancery Court of the First Judicial District of Hinds County, Mississippi
County of Kalamazoo, Michigan	August 28, 2012	Ninth Judicial Circuit for the County of Kalamazoo
City of Fargo, North Dakota	February 27, 2013	District Court for the County of Cass, North Dakota
Village of Bedford Park, Illinois*	July 8, 2013	United States District Court for the Northern District of Illinois
Kentucky Department of Revenue	July 15, 2013	Franklin Circuit Court, Kentucky
Columbia, South Carolina*	July 26, 2013	Court of Common Pleas, Ninth Judicial Circuit, South Carolina

*	Indicates purported class action filed on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

**	Indicates court certified class action on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

Procedurally, the cases listed above are at different stages. Ten of these cases are pending before their respective trial courts and have not advanced beyond the discovery phase. The following cases have reached more advanced stages, as described below:

City of Chicago, Illinois: On June 23, 2013, the Circuit Court for Cook County granted the City’s motion for partial summary judgment on liability.

City of Atlanta, Georgia: On September 30, 2013, the trial court granted the OTCs' motion for summary judgment on remaining issues. On November 1, 2013, the court entered final judgment. On November 25, 2013, Atlanta filed a Notice of Appeal with the Georgia Supreme Court.

City of San Antonio, Texas: On April 4, 2013, the U.S. District Court for the Western District of Texas entered final judgment in favor of plaintiffs. On May 2, 2013, the OTCs filed their renewed motion for judgment as a matter of law, and alternatively, motion for a new trial. On February 21, 2014, the District Court denied the OTCs' motions for judgment as a matter of law, and motion for new trial. Both parties have sought reconsideration on the issue of penalties in post-judgment motions. Once the District Court enters judgment on the parties' post-judgment motions concerning penalties, the parties will have 30 days to appeal the case to the Fifth Circuit.

North Carolina Consolidated Cases: On January 17, 2013, Wake, Dare, Buncombe and Mecklenburg Counties filed their notice of appeal of the General Court of Justice, Superior Court Division for the State of North Carolina’s decision granting summary judgment in favor of the OTCs. On November 19, 2013, the North Carolina Court of Appeals heard oral argument on the counties’ appeal.

City of Gallup, New Mexico: On March 29, 2013, the District Court granted the OTCs’ motion for summary judgment. On April 22, 2013, plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Tenth Circuit. On May 31, 2013, the parties reached a preliminary settlement agreement. On August 8, 2013, the parties filed a joint motion for stipulation to dismiss the appeal and the U.S. Court of Appeals for the Tenth Circuit granted the motion and issued the mandate to the U.S. District Court. On October 4, 2013, the District Court granted preliminary approval of the settlement. On March 4, 2014, the District Court granted final approval of the settlement.

Jefferson County, Arkansas: On March 8, 2013, the OTCs filed their notice of appeal to the Arkansas Supreme Court the circuit court’s February 18, 2013 order granting class certification. On October 9, 2013, the Arkansas Supreme Court denied the OTCs' appeal of the circuit court’s February 18, 2013 order granting class certification.

Leon County, Florida (Transient Rental Tax): On August 16, 2013, the Florida Court of Appeal for the First District affirmed the trial court’s grant of summary judgment in favor of the OTCs and the Florida Department of Revenue. On August 30, 2013, the County filed a motion for rehearing, rehearing en banc, or certification to the Florida Supreme Court of a Question of Great Public Importance. On October 9, 2013, the Florida Court of Appeal for the First District denied the motion. On October 24, 2013, the County filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The parties have filed jurisdictional briefs, and on December 31, 2013, the Florida Supreme Court issued an order staying the Transient Rental Tax statute case pending the outcome of Tourist Development Tax case.

Leon County, Florida (Tourist Development Tax): On February 28, 2013, the First District Court of Appeal affirmed the trial court’s summary judgment ruling in favor of the OTCs. On March 15, 2013, the County filed a motion for rehearing en banc, or in the alternative Requesting Certification to the Florida Supreme Court of a Question of Great Public Importance. On April 16, 2013, the Florida Court of Appeals, First District denied plaintiffs’ motion for rehearing en banc, but granted plaintiffs’ request for certification to the Florida Supreme Court. On May 13, 2013, the plaintiffs filed their Petition for Review with the Florida Supreme Court seeking review of the First District Court of Appeal’s opinion affirming the trial court’s summary judgment in favor of the OTCs. On September 10, 2013, the Florida Supreme Court granted plaintiffs’ Petition for Review. Oral argument is scheduled for April 30, 2014

Montana Department of Revenue: On December 5, 2013, the Montana First Judicial District Court heard oral argument on the OTCs’ motions for partial summary judgment on the lodging tax and rental vehicle tax.

McAllister et al. (Consumer Action): On April 30, 2013, Circuit Court of Saline County, Arkansas granted the OTCs’ motion for reconsideration and dismissed the complaint. On June 19, 2013, plaintiffs filed their notice of appeal. On January 9, 2014, the Circuit Court of Saline County granted plaintiff’s motion to voluntarily dismiss the case.

Washington D.C.: On December 6, 2013, the Superior Court of the District of Columbia granted the OTCs’ motion for partial summary judgment on the calculation of sales tax, and denied the District’s motion for partial summary judgment on the same issue. On February 21, 2014, Orbitz entered into a stipulation agreement with the District of Columbia. On February 24, 2014 the Superior Court entered final judgment in favor of the District of Columbia.

The following legal proceedings relating to hotel occupancy taxes we previously reported were concluded since October 1, 2013:

Baltimore County, Maryland: On October 23, 2013, Orbitz and Baltimore County entered into a settlement agreement. On November 7, 2013, the parties filed a stipulation of dismissal, with prejudice, ending the case.

Montgomery County, Maryland: On October 25, 2013, Orbitz and Montgomery County executed a Settlement Agreement. On November 15, 2013, the parties filed a stipulation of dismissal, with prejudice, ending the case.

City of Rome, Georgia: On December 13, 2013, the Eleventh Circuit affirmed the district court's grant of summary judgment in favor of the OTCs. On January 3, 2014, the City of Rome filed a petition for rehearing and petition for rehearing en banc following the Eleventh Circuit’s decision affirming summary judgment in favor of the OTCs. On February 6, 2014, the Eleventh Circuit denied the City of Rome’s petition for rehearing.

Audit Related Proceedings Related To Hotel Occupancy (and Related) Taxes

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing authorities have issued assessments that are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the West Virginia Department of Revenue; Osceola, Florida, and Lake County, Indiana. We dispute that any hotel occupancy or related tax is owed under these ordinances and are challenging the assessments made against us. These assessments range from approximately $20,000 to approximately $58 million, and total approximately $94 million. Some of these assessments, including a $58 million assessment from the Hawaii Department of Taxation, are not based on historical transaction data. On several occasions, where we have received an assessment, we have been required to provide financial security or pay the assessment to the municipality in order to seek judicial review.

Certain assessments made in these audit proceedings are administratively final and subject to judicial review. The following is a description of the lawsuits brought by the Company challenging such final assessments.

Orbitz, LLC v. Broward County, Florida, No. 2009 CA 000126 (Circuit Court of the Second Judicial Circuit, Leon County, Florida): On May 20, 2008, Broward County, Florida issued an estimated assessment of approximately $0.4 million against Orbitz, LLC and $0.08 million against Internetwork Publishing Corp. On November 13, 2008, the County finalized the assessments. On January 12, 2009, Orbitz, LLC and Internetwork Publishing Corp. filed a complaint in the Circuit Court, Second Judicial Circuit, Leon County, Florida, against Broward County and the Florida Department of Revenue asserting that they are not subject to the tourist development tax. On February 2, 2009, the County filed its Answer and Counterclaim. On March 31, 2009, the County issued additional assessments of approximately $0.05 million against Orbitz, LLC and approximately $0.03 million against Internetwork Publishing Corp. On February 28, 2011, the County issued additional assessments of approximately $0.2 million against Orbitz, LLC and approximately $0.04 million against Internetwork Publishing Corp. On July 13, 2012, the Circuit Court granted partial summary judgment in favor of the OTCs on their affirmative claims and all of Broward County's Counterclaims. On November 12, 2012, Broward County filed a motion for reconsideration, which was denied on January 11, 2013. On February 4, 2013, Broward County filed a notice of appeal. On February 12, 2014, the Florida Court of Appeals affirmed the grant of summary judgment in favor of the OTCs. On February 14, 2014, Broward County filed a motion with the Court of Appeals in which it sought certification of question of great public importance. On February 20, 2014, the Court of Appeals denied Broward County's motion. On February 24, 2014, Broward County filed a motion to stay pending review, to stay the issuance of mandate, and to enlarge the time to file a motion for rehearing pending ruling by the Florida Supreme Court. Broward County also filed notice to invoke the discretionary jurisdiction of the Florida Supreme Court.

Orbitz, LLC v. Indiana Department of Revenue, No. 49T10-0903-TA-00010 (Indiana Tax Court): On May 5, 2008, the Indiana Department of Revenue issued estimated assessments of approximately $0.2 million against Orbitz, LLC. On November 24, 2008, the Department of Revenue confirmed the estimated assessments as its final administrative assessment. On March 3, 2009, Orbitz, LLC filed a petition with the Indiana Tax Court seeking to set aside the Department of Revenue's final determination. In August 2013, the parties filed cross motions for summary judgment. On January 17, 2014, the Indiana Tax Court heard oral argument on the parties’ motions for summary judgment.

Orbitz, LLC v. Miami-Dade, Florida, No. 2009 CA 4977 (Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida): On December 21, 2009, the OTCs filed a complaint in the Circuit Court, Second Judicial Circuit, Leon County, Florida against Miami-Dade County and the Florida Department of Revenue asserting that they are not subject to the tourist development tax and the convention development tax. On June 2, 2010, the Circuit Court granted the parties motion to stay the action pending final determination of the Monroe County, Florida matter. On February 11, 2011, the Circuit Court granted the parties joint motion to lift the stay and entered the parties' joint stipulation for partial dismissal of claims in accordance with the class action settlement in the Monroe County, Florida matter. The only issue remaining is liability on the Convention Development Tax. On September 25, 2012, the Circuit Court stayed the litigation pending a final determination in Leon County, et al. v. Expedia, Inc., et al.

Orbitz, LLC v. Osceola, Florida (Circuit Court of the Second Judicial Circuit, Leon County, Florida): On August 27, 2010, Osceola County, Florida issued estimated assessments against various Orbitz entities. On October 27, 2010, the County denied the Company's appeal and finalized assessments of approximately $1.0 million against Orbitz, Inc. and Orbitz, LLC and approximately $0.2 million against Trip Network, Inc. and Internetwork Publishing Corp. On January 24, 2011, the OTCs filed a complaint in the Circuit Court, Second Judicial Circuit, Leon County, Florida against Osceola County and the Florida Department of Revenue asserting that they are not subject to the tourist development tax.

Orbitz, LLC v. Hawaii Department of Taxation (Hawaii Tax Appeal Court). On December 30, 2010, the State of Hawaii Department of Taxation issued a series of “proposed” assessments for the transient accommodations tax and general excise tax totaling approximately $10.2 million against various Orbitz entities. On January 31, 2011, the Department of Revenue issued its Final Notices of Assessments for those same amounts. On March 1, 2011, the OTCs filed their Notice of Appeal to the Tax Appeal Court. On May 8, 2012, the Hawaii Department of Taxation issued additional proposed assessments for the period of January 1, 2000 to December 31, 2011 totaling approximately $48.6 million against the Orbitz entities bringing the total amount of assessments to approximately $58.8 million. On October 22, 2012, the Tax Appeal Court orally denied the Department of Taxation's motion for partial summary judgment and granted the OTCs motion for partial summary judgment on the transient accommodations tax. On January 11, 2013, the Tax Court of Appeal orally granted in part the Department of Taxation's motion for summary judgment and denied the OTCs motion as it relates to application of the general excise tax. On February 8, 2013, the OTCs filed a motion for reconsideration. On March 27, 2013, the OTCs filed a mandamus petition and motion to stay the action in the Tax Court pending resolution of the mandamus petition. On May 20, 2013, the Hawaii Department of Taxation issued estimated assessments for the 2012 tax year for merchant model hotel reservations against various Orbitz entities collectively amounting to $16.9 million. On August 15, 2013, the Hawaii Tax Appeal Court entered final judgment disposing of all issues and claims of all parties. On September 11, 2013, the OTCs filed their notice of appeal seeking review of the Hawaii Tax Appeal Court finding that the OTCs are subject to Hawaii’s general excise tax (“GET”). The Department filed a notice of appeal seeking review of the Hawaii Tax Appeal Court finding that the OTCs are not subject to Hawaii’s transient accommodations tax. On December 9, 2013, the Hawaii Department of Taxation issued Notices of Final Assessments collectively totaling $10,254,669.60 on Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. for General Excise Tax, penalties and interest for rental car transactions during the period of January 1, 2002, through December 31, 2012. On December 16, 2013, the Tax Appeal Court granted the OTCs’ motion to stay their consolidated tax appeals for 2012 GET and TAT Tax Assessments. On December 24, 2013, the Hawaii Supreme Court granted the parties’ application to transfer the matter to the Hawaii Supreme Court.

Expedia, Inc. v. City and County of Denver, Colorado, (District Court, Denver Colorado): On February 8, 2012, the City's appointed hearing officer issued his final administrative decision finding the OTCs are subject to Denver's Lodger's Tax, and approved an assessment against Orbitz in the amount of $0.6 million. On February 13, 2012, the OTCs filed their notice of intent to appeal the hearing officer's final administrative decision. On March 30, 2012, the City filed a motion to dismiss the first claim for relief of the OTCs complaint. On July 26, 2012, the District Court denied the City's motion to dismiss. On October 2, 2012, the OTCs filed their brief supporting their claim for relief. On March 12, 2013, the District Court, Denver, Colorado affirmed in part and reversed in part the Hearing Officer’s February 8, 2012 ruling. The District Court found the Hearing Office did not abuse his discretion in finding that the OTCs fall within the scope of the Lodging Tax statute; however, the District Court found the three year statute of limitations period applied to Denver’s assessments. On April 26, 2013, the OTCs appealed. On May 10, 2013, the City filed its notice of appeal regarding the District Court’s ruling that the three year statute of limitations period applied to Denver’s assessments.

In Re Transient Occupancy Tax Cases, Coordination Proceeding No. 4472 (Superior Court of the State of California for the County of Los Angeles).

City of San Francisco

On March 3, 2010, the City of San Francisco issued a final assessment of approximately $3.2 million for the period of January 1, 2000 to September 30, 2008, against various Orbitz entities. On March 31, 2010, we paid the final assessment pursuant to the City's “pay to play” requirement. On April 2, 2010, we filed a refund request with the City. On May 14, 2010, the OTCs filed a Complaint for Tax Refund and Declaratory Relief against the City and County of San Francisco seeking a tax refund and declaratory relief. On December 18, 2012, the City of San Francisco issued supplemental final assessments of approximately $1.4 million against Orbitz LLC, Trip Network, Inc. and Internetwork Publishing Corp. On January 2, 2013, these entities paid this assessment pursuant to the City's “pay to play” requirement. On February 6, 2013, the Superior Court for the County of Los Angeles granted the OTCs motion for summary judgment. On October 10, 2013, the Superior Court for the County of Los Angeles entered final judgment in favor of the OTCs, ordering San Francisco to issue a refund of $4.0 million to the Orbitz Entities on the first assessment, representing a refund of the principle amount ($3.2 million) and $0.8 million in interest. On November 5, 2013, the

Orbitz entities filed a Complaint in the Superior Court for the County of Los Angeles for a tax refund and declaratory relief relating to the supplemental final assessment of $1.4 million. On December 9, 2013, the City and County of San Francisco filed a Notice of Appeal.

City of San Diego

On February 9, 2006, the City of San Diego, California filed an action in Court for the County of San Diego, California against a number of current and former Internet travel companies, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. The complaint alleges, among other things, that the defendants violated the jurisdiction's hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. On July 26, 2007, the court stayed the case pending plaintiff's exhaustion of administrative remedies. On March 19, 2009, the City issued an “Amended Audit Deficiency Invoice” of approximately $1.9 million for taxes, interest and penalties for transient occupancy taxes. On May 28, 2010, a hearing officer appointed by the City approved assessments of approximately $1.4 million, against the Company. On September 6, 2011, the Superior Court for the State of California for Los Angeles County issued a peremptory writ of mandamus remanding the proceedings to the City's hearing officer directing him to withdraw his decision ruling that the OTCs are not “operators” of hotels, and thus, not liable for transient occupancy tax on the amount each received as payment for its online travel related services. On July 10, 2012, the Court entered judgment on the OTCs consolidated writ of mandate and an order for consent judgment in favor of the OTCs on the City's Third Amended Complaint. On August 21, 2012, the City filed a notice of appeal. On January 30, 2014, the Court of Appeal of the State of California heard oral argument on San Diego’s appeal. On March 5, 2014, the Court of Appeal affirmed the judgment in favor of the OTCs.

Los Angeles, California

On December 30, 2004, the City of Los Angeles, California filed an action in the Superior Court, Los Angeles County against a number of defendants, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. The complaint alleges, among other things, that defendants violated the jurisdiction's hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under the ordinance. On July 27, 2007, the court stayed the case pending the City's exhaustion of administrative remedies. On September 9, 2009, the City issued estimated assessments against Orbitz, LLC and Trip Network, Inc. On August 31, 2011, the City issued an estimated assessment of approximately $0.9 million against Internetwork Publishing Corp. (d/b/a Lodging.com). On September 21, 2011, the City's board of review confirmed assessments of approximately $1.8 million against Orbitz, LLC and approximately $0.3 million against Trip Network, Inc. On November 19, 2011, the OTCs filed a verified petition for writ of mandate seeking to vacate the board of review's final determination. On November 13, 2012, the City's board of review issued its notice of assessment against Internetwork Publishing Corp. (d/b/a Lodging.com) for approximately $0.2 million. On December 10, 2012, Internetwork Publishing Corp. (d/b/a Lodging.com) filed a verified petition for the writ of mandate. On January 17, 2013, the OTCs and the County filed cross motions for judgment on the writ of mandate. On April 18, 2013, the Superior Court for the County of Los Angeles granted the OTCs motion for judgment granting writ of administrative mandamus and denied the City’s cross- motion. On January 21, 2014, the Superior Court entered final judgment on behalf of the OTCs.

Other Actions Filed by the Company

New York City Litigation: On December 22, 2009, we and other OTCs brought an action in the Supreme Court of the State of New York, New York County against the city of New York Department of Finance and the City of New York. Expedia, Inc. v. City of New York Department of Finance, No. 650761/2009 (Supreme Court, New York County, New York). The complaint asserts two claims for declaratory judgment challenging the constitutionality and legality of the law relating to New York City hotel room occupancy taxes passed on June 29, 2009. On October 22, 2010, the court granted defendants' motion to dismiss. On November 29, 2011, the Supreme Court, Appellate Division, First Department reversed the lower court's decision, finding that the City's tax law exceeded the grant of authority provided by the New York State Enabling Act that was in place at the time New York City passed its law. On April 26, 2012, the Appellate Division of the Supreme Court for the First Judicial Department in the County of New York denied the New York Department of Finance and the City of New York's motion for reargument, or in the alternative, for leave to appeal to the Court of Appeals the November 29, 2011 order. The City appealed this decision. On November 21, 2013, the Court of Appeals reversed the Appellate Division’s decision, finding that the New York City was authorized to enact the June 2009 law at issue in the appeal.

North Carolina Litigation: On February 24, 2011, we and other OTCs brought an action in the Superior Court of Wake County, North Carolina against David Hoyle, Secretary of Revenue of the State of North Carolina, the North Carolina Department of Revenue and Durham County challenging the state of North Carolina's amended sales tax statute that seeks to tax the revenue generated from the services provided by OTCs. Orbitz LLC v. Hoyle, No. 11 CV 001857 (General Court of Justice, Superior Court Division, Wake County, North Carolina). The complaint asserted claims for violation of the Internet Tax Freedom Act, unconstitutional impairment of contracts, violation of the Commerce Clause, violation of state uniformity clause and federal equal protection, and void for vagueness. On April 18, 2011, defendants filed a motion to dismiss. On May 28, 2013 (amended June 21, 2013) the Court granted the defendants’ motion to dismiss in part, and denied it in part. On June 26, 2013, the state defendants appealed, and on June 27, 2013, the OTCs appealed. On November 22, 2013, Orbitz entered into a settlement with defendants.

Portland, Oregon: On February 17, 2012, we and other OTCs brought an action in the Circuit Court of the State of Oregon, County of Multnomah, against the City of Portland, Oregon and Multnomah County. Expedia, Inc. et al. v. City of Portland, et al., No. 1202-02223 (Cir. Ct. Oregon, Multnomah County.). The complaint asserts four claims for declaratory judgment challenging the constitutionality and legality of the law relating to the Portland City and Multnomah County's transient lodging taxes and one claim for injunctive relief enjoining enforcement of the taxes against the OTCs. On March 22, 2012, the court entered a temporary restraining order against the City of Portland, Oregon and Multnomah County, enjoining the enforcement of previously issued assessments. On June 15, 2012, the Court denied the City of Portland, Oregon and Multnomah County's motion to dismiss for failure to exhaust administrative remedies, finding the court had jurisdiction over the matter. On November 30, 2012, the Court granted the OTCs motion to dismiss the City of Portland, Oregon and Multnomah County's common law counterclaims, finding that the tax ordinances provided the exclusive remedy for the City of Portland, Oregon and Multnomah County's alleged damage.

Oregon Department of Revenue: On September 27, 2013, Orbitz and several other OTCs filed a declaratory judgment against the Oregon Department of Revenue in the Oregon Tax Court, seeking a declaration that they compensation that they received for their services is not subject to transient lodging taxes under Oregon’s recently amended law.

Consumer Class Actions

On-Line Travel Company (OTC) Hotel Booking Antitrust Litigation:  On August 20, 2012, a putative consumer class action was filed in the United States District Court for the Northern District of California against certain hotel chains and the major OTCs, including Orbitz. The complaint alleges that the hotel chains and several major OTCs, including Orbitz, violated the antitrust and consumer protection laws by entering into agreements in which OTCs agree not to facilitate the reservation of hotel rooms at prices that are less than what the hotel chain offers on its own website. Following the filing of the initial complaint, several dozen additional putative consumer class action complaints were filed in federal courts across the country. On December 11, 2012, the Judicial Panel on Multidistrict Litigation issued an order consolidating these cases in the United States District Court for the Northern District of Texas. On May 1, 2013, the plaintiffs filed a consolidated amended complaint. On July 1, 2013, the defendants moved to dismiss the Complaint. On December 17, 2013, the District Court heard oral argument on Defendants’ motion to dismiss. On February 16, 2014, the District Court granted the Defendants' motion to dismiss on all claims without prejudice.

Litigation related to Intellectual Property

TQP Development, LLC v. Caterpillar Inc. et al.:  On September 9, 2011, TQP Development, LLC filed a patent infringement suit against Orbitz, LLC and several other defendants in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent No. 5,412,730. In November 2013, Orbitz reached a settlement agreement with TQP. On November 12, 2013, the Court entered an Order dismissing the case against Orbitz, LLC.

LVL Patent Group LLC v. Amazon.com, Inc. et al.: On September 15, 2011, LVL Patent Group LLC (“LVL”) filed a patent infringement suit in the United States District Court for the District of Delaware against a group of defendants, including Orbitz Worldwide, Inc. The plaintiff alleges that Orbitz Worldwide, Inc. and the other defendants are infringing U.S. Patent No. 8,019,060. On August 16, 2012, the Court granted Defendants' motion for summary judgment that the asserted patent is invalid. LVL (now proceeding as “Cyberfone Systems, LLC”) has appealed the decision.

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

Ameranth, Inc. v. Orbitz, LLC: On June 29, 2012, Ameranth, Inc. filed a lawsuit against Orbitz, LLC in the United States District Court for the Southern District of California alleging infringement of U.S. Patent Nos. 6,384,850; 6,871,325; and

8,146,077. On October 15, 2013, Orbitz filed petitions with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office seeking review of the validity of Ameranth’s, asserted patents under the Transitional Program for Covered Business Method (“CBM”) Patents. On November 27, 2013 the Court entered an Order which stayed the case pending a final decision from the PTAB.

Parallel Iron, LLC v. Orbitz, LLC: On December 10, 2013, Orbitz reached a settlement agreement with plaintiff. On December 16, 2013, the Court entered an Order dismissing the case against Orbitz, LLC.

CEATS, Inc. v. Orbitz Worldwide, Inc.: On August 5, 2013, CEATS, Inc. filed a patent infringement suit against Orbitz, Worldwide, Inc. in the United States District Court for the District of Nevada. The plaintiff alleges that Orbitz infringes U.S. Patent Nos. 7,548,867; 7,640,178; 7,660,727; 8,219,448; 8,229,774; and 8,244,561.

Metasearch Systems, LLC v. Orbitz Worldwide, Inc.: On September 21, 2012, Metasearch Systems, LLC filed a suit for patent infringement against Orbitz Worldwide, Inc. in the United States District Court for the District of Delaware alleging that Orbitz infringes U.S. Patent Nos. 8,239,451; 8,171,079; 8.073,904; 7,490,091; 7,421,468; and 7,277,918. On December 19, 2012, Metasearch filed an Amended Complaint adding allegations of infringement for U.S. Patent No. 8,326,924. Orbitz filed petitions with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office seeking review of the validity of certain of Metasearch’s, asserted patents under the Transitional Program for Covered Business Method (“CBM”) Patents, and the parties filed a Stipulation to stay the case pending the outcome of the CBM proceedings. On December 3, 2013, the Court entered an Order staying the case pending a decision from the PTAB.

Execware LLC v. Orbitz Worldwide, Inc.: On February 21, 2014, Execware LLC filed a patent infringement suit in the United States District Court for the District of Delaware. The plaintiff alleges that Orbitz infringes U.S. patent No. 6,216,139.

Other Litigation

Trilegiant Corporation v. Orbitz, LLC v. and Trip Network, Inc.: On July 7, 2011, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against Orbitz, LLC and Trip Network, Inc. Trilegiant alleges that the defendants are obligated to make a series of termination payments arising out of a promotion agreement that defendants terminated at the end of 2007. On December 3, 2012, Trilegiant moved to dismiss certain of Orbitz's affirmative defenses. On January 14, 2013, Orbitz moved for summary judgment and filed an opposition to Trilegiant's motion to dismiss. On October 2, 2013, the Supreme Court of the State of New York denied the defendants’ motion for summary judgment on one of its affirmative defenses. On December 24, 2013, the Supreme Court rejected the majority of Orbitz’s remaining defenses.

We intend to defend ourselves vigorously against the claims described above. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to use with respect to earnings or cash flows in any given reporting period.

Item 4.	Mine Safety Disclosure

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock trades on the New York Stock Exchange under the symbol “OWW.” The following table sets forth the high and low sales prices for our common stock for each of the periods presented:

	2013		2012
	High	Low	High	Low
Fourth Quarter	$9.86	$6.40	$2.80	$2.07
Third Quarter	$13.26	$8.05	$4.75	$2.33
Second Quarter	$8.75	$5.45	$4.24	$3.00
First Quarter	$5.99	$2.60	$4.15	$2.91

Holders

As of February 25, 2014, there were approximately 40 holders of record of our common stock. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. Accordingly, the number of beneficial owners of our stock is higher than the number of registered stockholders of record.

Dividends

We did not declare or pay any cash dividends on our common stock during the years ended December 31, 2013 and 2012, and we do not intend to in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors, may require the consent of Travelport and will depend on several factors, including our financial condition, results of operations, capital requirements, restrictions contained in existing and future financing instruments and other factors that our Board of Directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2013 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders
Stock options	1,227,719	$4.84
Restricted stock units	4,857,840
Performance-based restricted stock units	3,089,250
Deferred stock units	923,306
Equity compensation plans not approved by security holders	—	—	—
Total	10,098,115		5,955,307

Performance Graph

The following graph shows the total shareholder return through December 31, 2013 of an investment of $100 in cash on December 31, 2008 for our common stock and an investment of $100 in cash on December 31, 2008 for (i) the S&P SmallCap 600 Index and (ii) the Research Data Group (“RDG”) Internet Composite Index.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except share and per share data)
Statements of Operations Data:
Net revenue	$847	$779	$767	$757	$738
Cost and expenses:
Cost of revenue (a)	154	148	139	138	128
Selling, general and administrative	281	261	271	244	257
Marketing (a)	292	253	242	233	225
Depreciation and amortization	55	57	60	73	69
Impairment of goodwill and intangible assets	—	321	50	70	332
Impairment of property and equipment and other assets	3	1	—	11	—
Total operating expenses	785	1,041	762	769	1,011
Operating income/(loss)	62	(262)	5	(12)	(273)
Other income/(expense):
Net interest expense	(44)	(37)	(41)	(44)	(57)
Other income (expense)	(18)	—	1	—	2
Total other expense	(62)	(37)	(40)	(44)	(55)
Loss before income taxes	—	(299)	(35)	(56)	(328)
Provision/(benefit) for income taxes	(165)	3	2	2	9
Net income/(loss)	$165	$(302)	$(37)	$(58)	$(337)

Net income/(loss) per basic share (b)	$1.53	$(2.86)	$(0.36)	$(0.58)	$(4.01)
Net income/(loss) per diluted share (b)	$1.46	$(2.86)	$(0.36)	$(0.58)	$(4.01)
Weighted average shares used in calculating net earnings/(loss) per share:
Basic	107,952,327	105,582,736	104,118,983	101,269,274	84,073,593
Diluted	113,072,679	105,582,736	104,118,983	101,269,274	84,073,593
Cash dividends declared per common share	$—	$—	$—	$—	$—

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$117	$130	$136	$97	$89
Working capital deficit (c)	(315)	(248)	(233)	(234)	(250)
Total assets	1,108	834	1,146	1,217	1,294
Total long-term debt	430	415	440	472	598
Total shareholders’ equity/(deficit)	42	(143)	161	190	130

(a)
During the first quarter of 2011, we changed the classification of expenses for commissions paid to private label partners (“affiliate commissions”) from cost of revenue to marketing expense in our consolidated statements of operations. Affiliate commissions were reclassified from cost of revenue to marketing expense for the years ended December 31, 2010 and 2009 in the amount of $16 million and $10 million, respectively.

(b)	Net income/(loss) per share may not recalculate due to rounding.

(c)	Defined as current assets less current liabilities.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

General

Orbitz Worldwide, Inc. is a global online travel company that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz and CheapTickets in the Americas; ebookers in Europe; and HotelClub based in Australia, which have operations globally. We also own and operate Orbitz for Business, a corporate travel company, and Orbitz Partner Network group, which delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, rail tickets, travel insurance and destination services such as ground transportation, event tickets and tours.
Industry Trends
Our position in the industry is affected by the industry-wide trends discussed below, as well as a number of factors specific to our global operations and supplier relationships. In addition, the continued presence of relatively high unemployment rates and related pressure on consumer spending, as well as perceived uncertainty about the state of the global economy, cause uncertainty and volatility in the travel market.

The worldwide travel industry is a large and dynamic industry that has been characterized by rapid and significant change. We compete in various geographic markets, with our primary markets being the United States, Europe and Asia Pacific. We are one of the market leaders within the United States, which is the most mature of the global travel markets. Internationally, a relatively low percentage of travel sales are transacted online and the market is highly fragmented, which presents a significant growth opportunity for us and our competitors. In Europe, OTCs represent just 38% of the online market, but OTCs are growing faster than online supplier direct bookings. While OTCs account for only a third of the Asia Pacific online travel market, OTC gross bookings surpassed $30 billion in 2013 and mobile will likely be the fastest growing travel distribution channel in the region through 2015.
The online travel industry is highly competitive and competition has intensified in recent years. Airlines and hotels have increasingly focused on distributing their products through their own websites, and meta-search and travel research sites have gained in popularity and some of our competitors have acquired, or invested in meta-search companies. We have also seen technology companies, such as Google, increase their interest in online travel.
Intense competition in the travel industry has historically led OTCs and travel suppliers to aggressively spend on online marketing. Competition for search engine key words continues to be intense as certain OTCs and travel suppliers increase their marketing spending in this area. Competitive dynamics could cause the cost to acquire traffic to continue to increase.
Over the past few years, fundamentals in the global hotel industry have strengthened. In general, we have seen rising hotel occupancy rates and higher average daily rates for hotel rooms. In addition, we have seen a shift in the business model under which some of our competitors make hotel rooms available to consumers. Our hotel business operates predominantly under the merchant model, however some of our competitors have adopted a retail model, or a model where the traveler can choose to purchase a hotel room under either a retail or merchant model. This could put pressure on the economics of historical business models.
Demand in the air travel industry has strengthened over the past few years driven largely by increased corporate travel demand. The increased corporate travel demand combined with continued discipline by airlines around capacity have resulted in higher airfares. Higher airfares generally put pressure on leisure travel demand, which represents the majority of air bookings through OTCs. Further consolidation of the airline industry, such as the merger between American Airlines and US Airways, could put additional pressure on capacity and airfares in the future.

Suppliers continue to look for ways to decrease overall distribution costs, which could significantly reduce the net revenue OTCs earn from travel and other ancillary travel products. We have encountered, and expect to continue to encounter, pressure on supplier economics as certain supply agreements are renegotiated. We expect that our shift in mix towards hotels and dynamic packaging will positively impact our overall transaction economics over time.

RESULTS OF OPERATIONS

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2013	2012	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Net revenue	$847,003	$778,796	$68,207	9%	$778,796	$766,819	$11,977	2%
Cost and expenses:
Cost of revenue	154,403	147,840	6,563	4%	147,840	139,390	8,450	6%
Selling, general and administrative	280,418	260,253	20,165	8%	260,253	270,617	(10,364)	(4)%
Marketing	292,470	252,993	39,477	16%	252,993	241,670	11,323	5%
Depreciation and amortization	55,110	57,046	(1,936)	(3)%	57,046	60,540	(3,494)	(6)%
Impairment of goodwill and intangible assets	—	321,172	(321,172)	(100)%	321,172	49,891	271,281	**
Impairment of property and equipment and other assets	2,636	1,417	1,219	86%	1,417	—	1,417	**
Total operating expenses	785,037	1,040,721	(255,684)	(25)%	1,040,721	762,108	278,613	37%
Operating income/(loss)	61,966	(261,925)	323,891	**	(261,925)	4,711	(266,636)	**
Other income/(expense):
Net interest expense	(43,786)	(36,599)	(7,187)	20%	(36,599)	(40,488)	3,889	(10)%
Other income/(expense)	(18,100)	(41)	(18,059)	**	(41)	551	(592)	**
Total other expense	(61,886)	(36,640)	(25,246)	69%	(36,640)	(39,937)	3,297	(8)%
Net income/(loss) before income taxes	80	(298,565)	298,645	**	(298,565)	(35,226)	(263,339)	**
Provision/(benefit) for income taxes	(165,005)	3,173	(168,178)	**	3,173	2,051	1,122	55%
Net income/(loss)	$165,085	$(301,738)	$466,823	**	$(301,738)	$(37,277)	$(264,461)	**

** Not meaningful.

Overall Financial Results
During the year ended December 31, 2013, we reported net income of $165.1 million, compared with a net loss of $301.7 million in 2012. During the year ended December 31, 2013 we recorded a tax benefit of $165.0 million reflecting the release of $174.4 million in valuation allowance related to our U.S. federal deferred tax assets and during the year ended December 31, 2012 we recorded a $321.2 million charge for the impairment of goodwill and intangible assets.

Domestically, hotel and vacation package transaction volume grew in 2013. However, air volume declined reflecting lower U.S. OTC channel volume.

Internationally, we continued to see growth in hotel and vacation package transaction volume at ebookers; however, overall growth was affected by declining air sales as a result of aggressive price competition in the market reflecting the ongoing challenging macroeconomic conditions in Europe. HotelClub experienced higher year-over year hotel transaction volume and higher revenue per room night.

Key Operating Metrics

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the years ended December 31, 2013, 2012 and 2011. Gross bookings, transactions and stayed hotel room nights not only impact our net revenue trends, but these metrics also provide insight to changes in overall travel demand, both industry-wide and on our websites. Air gross bookings are composed of stand-alone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2013	2012	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Gross bookings:
Domestic	$9,086,018	$8,948,277	$137,741	2%	$8,948,277	$9,097,885	$(149,608)	(2)%
International	2,352,052	2,289,201	62,851	3%	2,289,201	2,242,633	46,568	2%
Total gross bookings	11,438,070	11,237,478	200,592	2%	11,237,478	11,340,518	(103,040)	(1)%

Stand-alone air	7,516,976	7,899,289	(382,313)	(5)%	7,899,289	8,196,984	(297,695)	(4)%
Non-air	3,921,094	3,338,189	582,905	17%	3,338,189	3,143,534	194,655	6%
Total gross bookings	11,438,070	11,237,478	200,592	2%	11,237,478	11,340,518	(103,040)	(1)%

Net revenue:
Hotel	$294,154	$225,654	$68,500	30%	$225,654	$209,589	$16,065	8%
Air	249,698	261,538	(11,840)	(5)%	261,538	265,167	(3,629)	(1)%
Vacation package	142,522	130,098	12,424	10%	130,098	120,688	9,410	8%
Advertising and media	59,036	58,065	971	2%	58,065	54,599	3,466	6%
Other	101,593	103,441	(1,848)	(2)%	103,441	116,776	(13,335)	(11)%
Total net revenue (a)	$847,003	$778,796	$68,207	9%	$778,796	$766,819	$11,977	2%

Net revenue:
Domestic	$617,123	$562,091	$55,032	10%	$562,091	$547,120	$14,971	3%
International	229,880	216,705	13,175	6%	216,705	219,699	(2,994)	(1)%
Total net revenue (a)	$847,003	$778,796	$68,207	9%	$778,796	$766,819	$11,977	2%

Transaction and hotel room night growth/(decline):
Booked transactions	(2)%	(3)%
Stayed hotel room nights	18%	3%

(a)
For the years ended December 31, 2013, 2012 and 2011, $98.7 million, $112.8 million and $122.8 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Gross Bookings

The increase in domestic gross bookings for the year ended December 31, 2013 was driven primarily by higher airfares, higher average booking values and higher volume for both hotels and vacation packages, and higher car rental booking values, partially offset by lower air volume. The increase in international gross bookings for the year ended December 31, 2013 was driven primarily by higher airfares, higher hotel and vacation package volume, and higher average booking values for hotels, partially offset by lower air volume.

For the year ended December 31, 2012 compared with the year ended December 31, 2011, the decrease in domestic gross bookings was driven primarily by lower air volume, partially offset by higher air fares and higher vacation package and hotel volume. The increase in international gross bookings for the year ended December 31, 2012 was due primarily to higher vacation package and hotel volume.

Net Revenue

Net revenue increased $68.2 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012 on both a reported and constant currency basis.

Hotel.  Net revenue from hotel bookings increased $68.5 million or 30% for the year ended December 31, 2013 compared with the year ended December 31, 2012. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $71.1 million compared with the year ended December 31, 2012. For the year ended December 31, 2013, domestic hotel net revenue increased $54.5 million as compared with the prior year. The increase was due primarily to higher volume and to a lesser extent, higher net revenue per room night. International hotel net revenue increased $14.0 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. Excluding the impact of foreign currency fluctuations, international hotel net revenue increased $16.6 million. The increase was due primarily to higher volume.

Net revenue from hotel bookings increased $16.1 million or 8% for the year ended December 31, 2012 compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $17.5 million for the year ended December 31, 2012. Domestic hotel net revenue increased $18.4 million as compared with the year ended December 31, 2011. The increase was due primarily to higher volume and higher net revenue per room night. International hotel net revenue decreased $2.3 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, international hotel net revenue decreased $0.9 million. The decrease was due to lower volume at HotelClub, partially offset by higher volume at ebookers and higher net revenue per room night.

Air.  Net revenue from air bookings decreased $11.8 million or 5% for the year ended December 31, 2013 as compared with the year ended December 31, 2012. Excluding the impact of foreign currency fluctuations, net revenue from air bookings decreased $13.6 million for the year ended December 31, 2013 as compared with the prior year. Domestic air net revenue decreased $5.1 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The decrease was due primarily to lower transaction volume and the absence of $2.6 million in additional revenue resulting from a reduction of an unfavorable contract liability in 2012, partially offset by higher net revenue per airline ticket. The lower domestic transaction volume for the year ended December 31, 2013 was driven primarily by lower U.S. OTC channel volume. International air net revenue decreased by $6.7 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. Excluding the impact of foreign currency fluctuations, international air net revenue decreased $8.5 million. The decrease in international air net revenue was due primarily to lower transaction volume, slightly offset by higher net revenue per transaction.

Net revenue from air bookings decreased $3.6 million or 1% for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, net revenue from air bookings increased $0.6 million for the year ended December 31, 2012 as compared with the prior year. Domestic air net revenue decreased $1.1 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. The decrease was due primarily to lower transaction volume and the absence in 2012 of the incremental incentive revenue earned per segment processed through Travelport GDSs from December 22, 2010 through June 1, 2011. The lower domestic transaction volume for the year ended December 31, 2012 was driven primarily by lower U.S. OTC channel volume and revenue management changes we made with respect to fees charged on certain transactions. The lower volume was partially offset by higher net revenue per airline ticket, primarily resulting from these fees, and the recognition of $2.6 million in additional revenue due to a reduction of an unfavorable contract liability resulting from the negotiation of a new agreement with one of our airline suppliers (see Note 8 - Unfavorable Contracts of the Notes to Consolidated Financial Statements). International air net revenue decreased by $2.5 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, international air net revenue increased $1.7 million. The increase in international air net revenue was due primarily to higher transaction volume.

Vacation package.  For the year ended December 31, 2013 net revenue from vacation package bookings increased $12.4 million or 10% as compared with the year ended December 31, 2012. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings increased $12.0 million for the year ended December 31, 2013, as compared with the year ended December 31, 2012. Domestic vacation package net revenue increased $7.8 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012, driven primarily by higher transaction volume, and to a slightly lesser degree, an increase in revenue per transaction. International vacation package net revenue increased $4.6 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. Excluding the impact of foreign currency fluctuations, international vacation package net revenue increased $4.2 million. The increase was due to higher net revenue per package and higher transaction volume.

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

Advertising and media.  Advertising and media net revenue increased $1.0 million or 2% on both a reported and constant currency basis, for the year ended December 31, 2013 compared with the year ended December 31, 2012. The increase of $1.0 million was driven by $4.6 million of higher display advertising, largely offset by a $3.6 million decrease due to the shutdown of the Away Network in the first quarter of 2013.

Advertising and media net revenue increased $3.5 million or 6% for the year ended December 31, 2012 compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, advertising and media net revenue increased $3.8 million. The increase was driven by higher display advertising.

Other.  Other net revenue is composed primarily of net revenue from travel insurance, car bookings, cruise bookings, and attraction and services bookings. Other net revenue decreased $1.8 million or 2% for the year ended December 31, 2013 compared with the year ended December 31, 2012. Excluding the impact of foreign currency fluctuations, other net revenue decreased $2.3 million. The decrease was largely driven by lower attractions and services revenue and to a lesser extent, lower cruise revenue.

Other net revenue decreased $13.3 million or 11% for the year ended December 31, 2012 compared with the year ended December 31, 2011. Excluding the impact of foreign currency fluctuations, other net revenue decreased $11.5 million. The decrease was driven by lower insurance net revenue due primarily to a new Department of Transportation regulation that went into effect in January 2012 that no longer allows travel insurance options to be pre-selected. This regulatory change resulted in a reduced attachment rate for insurance products.

Costs and Expenses

Cost of Revenue

Our cost of revenue is composed of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2013	2012	$	%	2012	2011	$	%
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$58,324	$58,316	$8	—%	$58,316	$53,812	$4,504	8%
Credit card processing fees	61,421	47,946	13,475	28%	47,946	46,519	1,427	3%
Other	34,658	41,578	(6,920)	(17)%	41,578	39,059	2,519	6%
Total cost of revenue	$154,403	$147,840	$6,563	4%	$147,840	$139,390	$8,450	6%

Cost of revenue increased $6.6 million on both a reported and constant currency basis for the year ended December 31, 2013 compared with the year ended December 31, 2012. The increase in cost of revenue was due primarily to a $13.5 million increase in credit card processing fees driven by higher global hotel volume, partially offset by lower customer refunds and fraud expense of $4.8 million due to efficiencies at the Company's customer service call centers and lower connectivity and processing costs of $2.3 million.

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

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2013	2012	$	%	2012	2011	$	%
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$168,709	$142,531	$26,178	18%	$142,531	$152,887	$(10,356)	(7)%
Contract labor (a)	21,586	26,329	(4,743)	(18)%	26,329	27,002	(673)	(2)%
Network communications, systems maintenance and equipment	27,283	28,619	(1,336)	(5)%	28,619	25,760	2,859	11%
Other	62,840	62,774	66	—%	62,774	64,968	(2,194)	(3)%
Total selling, general, and administrative	$280,418	$260,253	$20,165	8%	$260,253	$270,617	$(10,364)	(4)%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $20.2 million (a $21.1 million increase excluding the impact of foreign currency fluctuations) for the year ended December 31, 2013 compared with the year ended December 31, 2012. The increase in expense was primarily driven by a $26.2 million increase in wages and benefits and the absence of an insurance reimbursement of $5.0 million received in 2012 for costs previously incurred to defend our hotel tax cases. The increase in selling, general, and administrative expense was partially offset by a $4.7 million decrease in contract labor costs, a $2.2 million decrease in legal fees, a $1.5 million decrease in employee travel expense, a $1.3 million decrease in network communications costs, and a decrease in other professional fees. Wages and benefits increased due largely to higher incentive-based compensation of $17.8 million, higher stock-based compensation of $3.7 million and lower capitalized wages and benefits of $3.5 million. In addition, lower wages of $6.2 million were largely offset by higher payroll taxes of $2.4 million, higher severance of $2.3 million and higher sales commissions of $1.1 million.

Selling, general and administrative expense decreased $10.4 million ($8.2 million excluding the impact of foreign currency fluctuations) for the year ended December 31, 2012 compared with the year ended December 31, 2011. The decrease in expense was primarily driven by a $10.4 million decrease in wages and benefits, a $1.4 million decrease in facilities expense, a $1.3 million decrease in travel expense, a $0.7 million decrease in foreign currency losses and hedging costs and a $0.7 million decrease in contract labor costs, partially offset by a $2.0 million increase in network communications costs, a $1.0 million increase in professional fees, and a $0.9 million increase in systems maintenance and equipment costs. Wages and benefits and contract labor costs decreased due to the annualized impact of the centralization of our finance function in Europe in 2011, cost savings achieved from the migration of HotelClub to the global platform, and lower incentive compensation. The increase in professional fees was due primarily to higher legal costs, primarily related to hotel occupancy tax and patent infringement cases, partially offset by a $2.5 million increase ($5.0 million in 2012 compared with $2.5 million in 2011) in insurance reimbursements received in 2012 for hotel occupancy tax litigation cases compared with 2011.

Marketing

Our marketing expense is primarily composed of online marketing costs, such as search engine marketing and travel research; offline marketing costs, such as television, radio and print advertising; and commissions to affiliates. Our online marketing spending is significantly greater than our offline marketing spending.

Marketing expense increased $39.5 million (a $39.9 million increase excluding the impact of foreign currency fluctuations) for the year ended December 31, 2013 compared with the year ended December 31, 2012 due largely to the growth of our private label distribution channel which increased affiliate commissions by $23.5 million and increased due to search engine and other online marketing of $32.7 million, partially offset by lower offline marketing spend of $16.7 million.

Marketing expense increased $11.3 million ($15.1 million excluding the impact of foreign currency fluctuations) for the year ended December 31, 2012 compared with the year ended December 31, 2011 due primarily to higher global online marketing spending as well as growth in our private label distribution channel, partially offset by a decline in offline marketing.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.9 million (a $1.8 million decrease excluding the impact of foreign currency fluctuations) for the year ended December 31, 2013 compared with the year ended December 31, 2012. The decrease in depreciation and amortization expense was due primarily to certain fixed and other assets that were written off in 2012 and in the first quarter of 2013 (see Impairment discussion below).

Depreciation and amortization expense decreased $3.5 million on both a reported and constant currency basis, for the year ended December 31, 2012 compared with the year ended December 31, 2011. The decrease in depreciation and amortization expense was due primarily to certain fixed and other assets that became fully depreciated and amortized in 2011.

Impairment

As a result of our decision during the first quarter of 2013 to exit the Away Network business, we recorded a $2.6 million non-cash charge for the year ended December 31, 2013 to impair property and equipment associated with that business.

As of December 31, 2013, we performed our annual impairment test for goodwill and intangible assets and determined that no impairment existed as of that date.

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

Also in 2012, we reduced the unfavorable contract liability by $1.2 million due to the negotiation of a new agreement with one of our airline suppliers, resulting in the termination of the former agreement with this airline. The $1.2 million reduction in the liability was composed of a $2.6 million non-cash increase to net revenue (see Air Net Revenue discussion above) and a $1.4 million non-cash charge related to the in-kind marketing and promotional support that we expected to receive under the old agreement (see Note 8 - Unfavorable Contracts of the Notes to Consolidated Financial Statements).

Net Interest Expense

Net interest expense increased $7.2 million for the year ended December 31, 2013 compared with the year ended December 31, 2012. The increase in net interest expense was due primarily to higher interest rates as a result of the refinancing of our debt that was completed in March 2013 and again in May 2013. See Note 6 - Term Loan and Revolving Credit Facility of the Notes to the Consolidated Financial Statements. Interest expense under our debt agreements increased by $9.4 million largely due to the higher interest rates. The increase in net interest expense was also driven by higher amortization expense for deferred financing costs of $2.2 million and the mark-to-market effect of derivative interest rate contracts of $0.9 million. These increases were partially offset by lower letter of credit fees of $3.7 million, and lower non-cash interest expense related to the tax sharing liability of $1.7 million

Net interest expense decreased $3.9 million for the year ended December 31, 2012 compared with the year ended December 31, 2011. The decrease in net interest expense was due primarily to lower effective interest rates on the Term Loan

(including related interest rate hedges) and, to a lesser extent, lower average debt outstanding during 2012, partially offset by higher letter of credit fees. The decrease was also driven by lower non-cash interest expense related to the tax sharing liability.

Other Income/(Expense)

Other income/(expense) increased $18.1 million for the year ended December 31, 2013 compared with the year ended December 31, 2012. Due to a favorable interest rate environment and the Company’s performance in the first quarter of 2013, on May 24, 2013 we refinanced the term loan portion of our debt at substantially lower rates than those in the agreement signed on March 25, 2013. The $18.1 million charge reflects the write-off of deferred financing costs related to the March 25, 2013 refinancing and prepayment penalties incurred when the term loans were refinanced on May 24, 2013 (see Note 6 - Term Loans and Revolving Credit Facility of the Notes to Consolidated Financial Statements).

Provision for Income Taxes

We recorded a tax benefit of $165.0 million and a tax provision of $3.2 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The tax benefit was due primarily to a release of $174.4 million in valuation allowances related to our U.S. federal deferred tax assets and therefore the benefit was disproportionate to the amount of pretax book income. The release of our U.S. valuation allowance followed the completion of our long-term debt financing arrangement in the first quarter of 2013, which resolved a significant negative factor, and based on recent and expected future taxable income, we believe it is more likely than not our deferred tax assets will be realized. Specifically, the Company had expected that interest rates and interest expense on a debt financing would be significantly higher than the rates actually achieved.

The tax provisions in 2012 and 2011 were due primarily to taxes on the income of certain European-based subsidiaries and U.S. state and local income taxes. The increase of $0.9 million in tax expense for the year ended December 31, 2012 compared with 2011 was due to an increase in pretax earnings in certain foreign jurisdictions.

The tax provisions recorded for the years ended December 31, 2012 and 2011 were disproportionate to the amount of pre-tax net loss incurred during each respective period primarily because we were not able to realize any tax benefits on the goodwill and trademark and trade names impairment charges. The provision for income taxes only includes the tax effect of the net income or net loss of certain foreign subsidiaries that had not established a valuation allowance and U.S. state and local income taxes.

As of December 31, 2013, the valuation allowance for our deferred tax assets was $108.6 million, of which $105.5 million related to foreign jurisdictions. We will continue to assess the level of the valuation allowance required and if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release may have a material impact on our results of operations.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book leisure travel rather than business travel. Gross bookings for leisure travel are generally highest in the first half of the year as customers plan and book their spring and summer vacations. Cash is received upon booking for the majority of transactions booked on our websites, and net revenue for air transactions booked as part of a package is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third quarters. Our seasonality may also be affected by fluctuations in the travel products our suppliers make available to us for booking, the growth of our international operations or a change in our product mix.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, our cash and cash equivalents and availability under the Credit Agreement, which includes a $65.0 million revolving credit facility (the “Revolver”) through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit (See Note 6 - Term Loans and Revolving Credit Facility of the Notes to Consolidated Financial Statements). At December 31, 2013, our cash and cash equivalents amounted to $117.4 million. At December 31, 2013, there were no outstanding borrowings or letters of credit issued under the Revolver. Letters of credit that are issued under the Revolver would reduce the amount available for borrowings. Total available liquidity from cash and cash equivalents and the Revolver was $182.4 million at December 31, 2013.

We require letters of credit and similar instruments to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations. At December 31, 2013 and December 31, 2012, we had $112.9 million and $106.4 million, respectively, of outstanding letters of credit and similar instruments. For further details on our letters of credit, see Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Currently, except for the availability under the Revolver, most of our letters of credit and similar instruments require cash collateral support, which is recorded as Restricted Cash on our Consolidated Balance Sheets. With Travelport no longer required to provide letters of credit on our behalf as of April 15, 2013, we have increased requirements for cash collateral to support letters of credit and similar instruments, which had a negative effect on our liquidity. We believe we have adequate letter of credit availability to support our expected requirements for the foreseeable future.

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

As of December 31, 2013 we had a working capital deficit of $314.7 million compared with a deficit of $247.7 million as of December 31, 2012, an increase of $67.0 million. The increased deficit for the year ended December 31, 2013, as compared with December 31, 2012, was due largely to a net increase in restricted cash, and corresponding use of cash, of $44.3 million (excluding $50.0 million placed in restricted cash from Term Loans), an increase in accrued expenses of $27.5 million (See Note 5 - Accrued expenses), the payment of $27.5 million related to payment of certain disputed hotel taxes and a decrease of $11.2 million in current term loans payable, due to our debt refinancing in 2013. These decreases were partially offset by increases in accounts receivable, prepaid expenses, the amount due from Travelport and other current asset activity. The net increase in restricted cash is primarily due to the cash collateralization of letters of credit that were previously issued by Travelport and under the 2007 Revolver. The increase in Accrued Merchant Payable of $68.7 million largely relates to timing of cash receipts, which will be paid to suppliers.

We generated positive cash flow from operations for each of the years ended December 31, 2009 through December 31, 2013 despite experiencing net losses in most of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures, cash collateralize letters of credit and meet our other cash operating needs. For the year ending December 31, 2014, we expect our capital expenditures to be between $42 million and $47 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock.

With respect to both our short- and long-term liquidity needs, we currently believe that cash flow generated from operations, cash on hand, and borrowing availability under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations. See Note 6 - Term Loans and Revolving Credit Facility of the Notes to Consolidated Financial Statements. See Part I Item 1A. Risk Factors: “Our business has significant liquidity requirements” for a discussion of certain events that could have a negative impact on our liquidity. In 2013, we paid $26.1 million to the Hawaii Department of Taxation (of which $22.0 million is included in Other Non-Current Assets in our December 31, 2013 Consolidated Balance Sheet) related to our appeal of excise taxes assessed in Hawaii. We may continue to be required to, or choose to, provide financial security or pay deposits to municipalities in order to challenge assessments in court for hotel tax proceedings, which could negatively affect our cash flow and liquidity.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning cash and cash equivalents	$130,262	$136,171	$97,222
Cash provided by/(used in):
Operating activities	153,243	107,059	117,846
Investing activities	(133,267)	(63,838)	(47,530)
Financing activities	(34,959)	(50,001)	(30,511)
Effect of changes in exchange rates on cash and cash equivalents	2,106	871	(856)
Net increase/ (decrease) in cash and cash equivalents	(12,877)	(5,909)	38,949
Ending cash and cash equivalents	$117,385	$130,262	$136,171

Operating Activities

Cash provided by operating activities consists of our net income or loss, adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and intangible assets, and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred income, accrued merchant payable, accounts payable and accrued expenses.

We generated cash flow from operations of $153.2 million for the year ended December 31, 2013 compared with $107.1 million for the year ended December 31, 2012. The increase in cash flow from operations was largely due to increased merchant payables of $38.7 million as a result of the growth in global merchant hotel transactions and an increase in accounts payable, accrued expenses and other current liabilities of $25.8 million, partially offset by the majority of the $18.1 million deferred financing fees paid and expensed in 2013 related to the financing of the term loans.

We generated cash flow from operations of $107.1 million for the year ended December 31, 2012 compared with $117.8 million for the year ended December 31, 2011. The decrease in cash flow from operations was primarily due to the timing of cash receipts and payments, (primarily a decrease in accounts payable, accrued expenses and other current liabilities of $26.3 million), an increase in accounts receivable of $20.1 million, including amounts due from Travelport, partially offset by increased merchant payables of $26.7 million and increased deferred income of $10.7 million.

Investing Activities

Cash flow used in investing activities increased to $133.3 million for the year ended December 31, 2013 from $63.8 million for the year ended December 31, 2012. This increase from the prior year was due to an increase in restricted cash balances of $94.0 million in the year ended December 31, 2013, partially offset by lower capital spending of $7.7 million, as compared with the prior year. The increase in restricted cash was due largely to additions to restricted cash to collateralize letters of credit and similar instruments primarily to replace letters of credit previously issued by Travelport and under the 2007 Revolver. These letters of credit are used to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations.

Cash flow used in investing activities increased to $63.8 million for the year ended December 31, 2012 from $47.5 million for the year ended December 31, 2011. This increase in the year ended December 31, 2012 as compared with 2011 was due primarily to establishing higher restricted cash balances of $13.3 million due to requirements under a letter of credit facility.

Financing Activities

Cash flow used in financing activities decreased to $35.0 million for the year ended December 31, 2013 from $50.0 million for the year ended December 31, 2012. This decrease was due primarily to lower net repayments on our term loans in the year ended December 31, 2013 compared with the prior year. Specifically, in the current period, we had a net cash outflow of $19.1 million for net principal reductions in connection with the refinancing of the term loan borrowings under our 2007 Credit Agreement, excess cash flow payment and and scheduled maturity payments of the senior secured credit agreement, while in the same period last year we had a $32.2 million excess cash flow payment on our term loan. In addition, we had a $3.0 million increase in net proceeds related to the exercise of employee stock options and employee tax withholdings for equity based awards in the year ended December 31, 2013 as compared with the prior year.

Cash flow used in financing activities increased to $50.0 million for the year ended December 31, 2012 from $30.5 million for the year ended December 31, 2011. The increase was due to a higher excess cash flow payment made on our term loans of $12.4 million and higher payments on the tax sharing liability of $6.6 million during the year ended December 31, 2012 as compared with the prior-year period.

Financing Arrangements

On March 25, 2013, we entered into a $515.0 million senior secured credit agreement composed of the Revolver maturing September 25, 2017 and $450.0 million in term loans. We used $400.0 million of proceeds from the term loans, along with cash on hand, to repay the balance outstanding under the 2007 Credit Agreement (as discussed in Note 6 - Term Loans and Revolving Credit Facility of the Consolidated Financial Statements) and to pay certain fees and expenses incurred in connection with the $515.0 million senior secured credit agreement. In addition, $50.0 million of proceeds from the term loans were placed in restricted accounts to cash collateralize letters of credit and similar instruments and are included in Restricted Cash on our Consolidated Balance Sheet. The term loans issued on March 25, 2013 were refinanced and amended on May 24, 2013 (the “Amendment”). The effects of the Amendment included a lower interest rate of 200 to 250 basis points.

Following the Amendment, the Credit Agreement consists of a $100.0 million term loan (“Tranche B Term Loan”) maturing September 25, 2017, a $350.0 million term loan (“Tranche C Term Loan”) maturing March 25, 2019 (collectively, the “Term Loans”) and the Revolver.

The Term Loans and the Revolver bear interest at a variable rate, at our option, of the Eurocurrency Rate or the Base Rate, plus a margin. The Credit Agreement requires us to maintain a minimum cash interest coverage ratio and not to exceed a maximum first lien leverage ratio, each as defined in the Credit Agreement. As of December 31, 2013, we were in compliance with all covenants and conditions of the Credit Agreement and expect to be in compliance for the foreseeable future.

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

The Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things:

•	incur additional indebtedness or enter into guarantees;

•	enter into sale or leaseback transactions;

•	make investments, loans or acquisitions;

•	grant or incur liens on our assets;

•	sell our assets;

•	engage in mergers, consolidations, liquidations or dissolutions;

•	engage in transactions with affiliates; and

•	make any distribution or dividend payment, or redeem or repurchase our capital stock.

The Credit Agreement requires us to maintain a minimum cash interest coverage ratio and not to exceed a maximum first lien leverage ratio, each as defined in the Credit Agreement. The minimum cash interest coverage ratio that we are required to maintain for the term of the Credit Agreement is 2.5 to 1. The maximum first lien leverage ratio that we were required not to exceed was 4.25 to 1 at December 31, 2013. As of December 31, 2013, we were in compliance with all covenants and conditions of the Credit Agreement.

The Term Loans are payable in quarterly installments of $3.375 million, beginning September 30, 2013, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loans: (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain leverage ratios) of the prior year’s excess cash flow, as defined in the Credit Agreement; (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights; and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement. The first excess cash flow measurement was for the period from July 1, 2013 to December 31, 2013. Based on our cash flow for the six months ending December 31, 2013, we are not required to make a payment from excess cash flow in the first quarter of 2014.

As of April 15, 2013, Travelport and its affiliates no longer owned at least 50% of our voting stock (see Note 1 - Organization and Basis of Presentation of the Notes to the Consolidated Financial Statements) and therefore Travelport was no longer obligated to provide letters of credit on our behalf. At December 31, 2013 and December 31, 2012, there were $0 and $72.5 million, respectively, of outstanding letters of credit issued by Travelport on our behalf. We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of restricted cash designated to be used to cash collateralize letters of credit or similar instruments, our Revolver, through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit, our $25.0 million multi-currency letter of credit facility, and cash on hand which can be used to support letters of credit and similar instruments, if necessary.

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

Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. We generally cannot estimate our range of loss, except for tax matters. Although we believe it is unlikely that a materially adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Term Loan (a)	$13,500	$13,500	$13,500	$68,500	$3,500	$330,750	$443,250
Interest (b)	24,962	24,794	22,696	21,567	19,409	4,121	117,549
Contract exit costs (c)	11,371	258	61	—	—	—	11,690
Operating leases	8,009	4,298	3,139	2,777	2,853	12,187	33,263
GDS contracts (d)	—	15,000	16,120	12,370	16,120	1,120	60,730
Tax sharing liability (e)	20,143	21,475	26,425	32,234	6,864	—	107,141
Other service and licensing contracts	14,956	4,850	4,325	—	—	—	24,131
Total contractual obligations (f)	$92,941	$84,175	$86,266	$137,448	$48,746	$348,178	$797,754

(a)
The amounts shown in the table above represent future payments under the Term Loan, excluding any mandatory prepayments that could be required under the Term Loans. (see Note 6 - Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements).

(b)	Represents estimated interest payments on the variable portion of the Term Loan based on the one-month LIBOR as of December 31, 2013 and fixed interest payments under interest rate swaps.

(c)	Represents disputed costs due to the early termination of an agreement.

(d)
In February 2014, the Company announced that it entered into an agreement with Travelport for the provision of GDS services (“New Travelport GDS Service Agreement”), replacing our prior Travelport GDS service agreement. Under the New Travelport GDS Service Agreement, Orbitz is obligated in 2014 to use only Travelport GDSs for all air and car segments booked on its domestic agencies and is subject to certain other exclusivity obligations for its segments booked in Europe and other markets as defined in the New Travelport GDS Service Agreement. The Company is required to pay a fee for each segment that is not booked through Travelport GDSs in 2014 subject to exclusivity obligations discussed above. However beginning January 1, 2015, the Company will no longer be subject to exclusivity obligations. Under the GDS Agreement beginning in 2015, we are obligated to provide certain levels of volume over the contract period and may be subject to pay shortfall payments in certain cases if we fail to meet volume commitments. The agreement terminates on December 31, 2018.

In February 2014, the Company announced it has entered into an agreement with Amadeus IT Group, S.A. to provide GDS services. This contract requires the Company to meet certain minimum annual booking requirements beginning in 2016.

(e)	Represents payments in connection with the tax sharing agreement with the Founding Airlines (see Note 7 - Tax Sharing Liability of the Notes to Consolidated Financial Statements).

(f)	Excluded from the above table are $3.6 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

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

Revenue Recognition

Merchant revenues are from transactions where we are the merchant of record and have the ability to determine the price charged to the customer. We have agreements with suppliers that provide our customers the ability to book their supply (for example, air tickets or hotel rooms) that we sell through our sites. We present merchant revenues on a net basis in accordance with Accounting Standards Codification 605-45, Revenue Recognition - Principal Agent Considerations. Based upon evaluation of our merchant transactions and in accordance with the various indicators identified in the ASC, we concluded that our suppliers assume the majority of the business risks, including the risk of unsold air tickets or hotel rooms. As such, we recognize revenues for merchant transactions at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier.

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

The Company issues credits in the form of points related to its loyalty programs. The value of points earned by loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed. The determination of the redemption rate of the loyalty program requires the use of assumptions and estimates.

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

As a result of our decision during 2013 to exit the Away Network business, we recorded a $2.6 million non-cash charge to impair property and equipment associated with that business. This charge was included in impairment of property and equipment and other assets in our consolidated statement of operations.

In 2012, we recorded a $1.4 million non-cash charge due to the negotiation of a new agreement with one of our airline suppliers, which resulted in the termination of the former agreement with this airline. The $1.2 million net reduction in the liability of this agreement was composed of a $2.6 million non-cash increase to net revenue and a $1.4 million non-cash charge related to the in-kind marketing and promotional support that we expected to receive under the former agreement. The impairment charge was included in the impairment of property and equipment and other assets line item in our consolidated statements of operations.

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

Our testing for impairment involves estimates of our future cash flows, which requires us to assess current and projected market conditions as well as operating performance. Our estimates may differ from actual cash flows due to changes in our operating performance, capital structure or capital expenditure needs as well as changes to general economic and travel industry conditions. We must also make estimates and judgments in the selection of a discount rate that reflects the risk inherent in those future cash flows. The impairment analysis may also require certain assumptions about other businesses with limited financial histories. A variation of the assumptions used could lead to a different conclusion regarding the fair value of an asset and could have a significant effect on our consolidated financial statements. We use the income approach to estimate the fair value of all reporting units and use the market approach to corroborate this estimate. Pursuant to our policy, we performed the annual impairment test as of December 31, 2013 and determined that no impairment of goodwill or indefinite-lived intangible assets existed as of that date as the fair value of the reporting units exceeded the carrying value.

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

Income Taxes

Our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the combined federal and state effective tax rates that are applicable to us in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Increases to the valuation allowance are recorded as increases to the provision for income taxes. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income, as well as the consideration of other factors. We currently have a valuation allowance for our deferred tax assets of $108.6 million, of which $105.5 million relates to foreign jurisdictions. On a quarterly basis, we assess the level of valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release may have a material impact on our results of operations. Following completion of our long-term financing arrangement in the first quarter of 2013, which resolved a significant negative factor, and based on recent and expected future taxable income, we believe it is more likely than not that our deferred tax assets will be realized. Specifically, the Company had expected that interest rates and interest expense on a debt refinancing would be significantly higher than the rates actually achieved. See Note 10 - Income Taxes of the Notes to the Consolidated Financial Statements.

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

Transaction Exposure

We use foreign currency contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables, intercompany transactions and borrowings under the Revolver. We primarily hedge our foreign currency exposure to the Pound sterling, Euro, Swiss franc and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by us do not qualify for hedge accounting treatment and, as a result, any fluctuations in the value of these foreign currency contracts are recognized in selling, general and administrative expense in our consolidated statements of operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. At December 31, 2013 and 2012, we had foreign currency contracts with net notional values equivalent to $282.7 million and $320.6 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated balance sheets at December 31, 2013 and 2012 was a net translation gain/(loss) of $3.0 million and $(4.8) million, respectively. This gain/(loss) is recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

The Term Loan and the Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $200.0 million at December 31, 2013 to hedge fluctuations in LIBOR (see Note 12 - Derivative Financial Instruments of the Notes to Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used December 31, 2013 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $7.5 million at December 31, 2013 compared with $7.6 million at December 31, 2012. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous.

The effect of a hypothetical 10% adverse change in market rates of interest on interest expense would be $0 million and $0.1 million at December 31, 2013 and December 31, 2012, respectively, which represents the effect on annual interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not materially affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps. Although our Term Loan bears interest at variable rate plus a margin at December 31, 2013, the current variable rate based on LIBOR is below the minimum rate that would be required to alter the rate under the Credit Agreement.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orbitz Worldwide, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Orbitz Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/ (loss), cash flows, and shareholders' equity/(deficit) for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orbitz Worldwide, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 6, 2014

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011
Net revenue	$847,003	$778,796	$766,819
Cost and expenses:
Cost of revenue	154,403	147,840	139,390
Selling, general and administrative	280,418	260,253	270,617
Marketing	292,470	252,993	241,670
Depreciation and amortization	55,110	57,046	60,540
Impairment of goodwill and intangible assets	—	321,172	49,891
Impairment of property and equipment and other assets	2,636	1,417	—
Total operating expenses	785,037	1,040,721	762,108
Operating income/(loss)	61,966	(261,925)	4,711
Other income/(expense):
Net interest expense	(43,786)	(36,599)	(40,488)
Other income/(expense)	(18,100)	(41)	551
Total other expense	(61,886)	(36,640)	(39,937)
Income/(loss) before income taxes	80	(298,565)	(35,226)
Provision/(benefit) for income taxes	(165,005)	3,173	2,051
Net income/(loss)	$165,085	$(301,738)	$(37,277)

Net income/(loss) per share - basic:
Net income/(loss) per share	$1.53	$(2.86)	$(0.36)
Weighted-average shares outstanding	107,952,327	105,582,736	104,118,983

Net income/(loss) per share - diluted:
Net income/(loss) per share	$1.46	$(2.86)	$(0.36)
Weighted-average shares outstanding	113,072,679	105,582,736	104,118,983

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income/(loss)	$165,085	$(301,738)	$(37,277)
Other comprehensive income/(loss) (a):
Currency translation adjustment	7,802	(7,147)	(1,273)
Unrealized gain/(loss) on floating to fixed interest rate swaps (net of tax of $2,558, $0, and $0)	(2,282)	311	2,329
Other comprehensive income/(loss)	5,520	(6,836)	1,056
Comprehensive income/(loss)	$170,605	$(308,574)	$(36,221)

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$117,385	$130,262
Accounts receivable (net of allowance for doubtful accounts of $1,186 and $903, respectively)	82,599	75,789
Prepaid expenses	17,113	11,018
Due from Travelport, net	12,343	5,617
Other current assets	13,862	3,072
Total current assets	243,302	225,758
Property and equipment (net of accumulated depreciation of $334,720 and $297,618)	116,145	132,544
Goodwill	345,388	345,388
Trademarks and trade names	90,398	90,790
Other intangible assets, net	89	830
Deferred income taxes, non-current	160,637	6,773
Restricted cash	118,761	24,485
Other non-current assets	32,966	7,746
Total Assets	$1,107,686	$834,314
Liabilities and Shareholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$16,432	$21,485
Accrued merchant payable	337,308	268,589
Accrued expenses	145,778	118,329
Deferred income	40,616	34,948
Term loan, current	13,500	24,708
Other current liabilities	4,324	5,365
Total current liabilities	557,958	473,424
Term loan, non-current	429,750	415,322
Tax sharing liability	61,518	70,912
Other non-current liabilities	16,738	17,319
Total Liabilities	1,065,964	976,977
Commitments and contingencies (see Note 9)
Shareholders’ Equity/(Deficit):
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 108,397,627 and 105,119,044 shares issued, respectively	1,084	1,051
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,055,213	1,041,466
Accumulated deficit	(1,017,539)	(1,182,624)
Accumulated other comprehensive income/(loss) (net of accumulated tax benefit of $0 and $2,558, respectively)	3,016	(2,504)
Total Shareholders’ Equity/(Deficit)	41,722	(142,663)
Total Liabilities and Shareholders’ Equity/(Deficit)	$1,107,686	$834,314

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income/(loss)	$165,085	$(301,738)	$(37,277)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	55,110	57,046	60,540
Impairment of goodwill and intangible assets	—	321,172	49,891
Impairment of property and equipment and other assets	2,636	1,417	—
Amortization of unfavorable contract liability	(3,580)	(6,717)	(1,678)
Non-cash net interest expense	14,959	13,251	15,008
Deferred income taxes	(167,479)	869	767
Stock compensation	12,913	7,566	8,521
Changes in assets and liabilities:
Accounts receivable	(7,906)	(12,549)	(7,073)
Due from Travelport, net	(6,735)	(1,624)	12,960
Accounts payable, accrued expenses and other current liabilities	20,209	(5,549)	20,738
Accrued merchant payable	66,814	28,065	1,358
Deferred income	5,130	8,429	(2,291)
Other	(3,913)	(2,579)	(3,618)
Net cash provided by operating activities	153,243	107,059	117,846
Investing activities:
Property and equipment additions	(39,302)	(47,026)	(44,059)
Changes in restricted cash	(93,965)	(16,812)	(3,471)
Net cash used in investing activities	(133,267)	(63,838)	(47,530)
Financing activities:
Payments on and retirement of term loans	(896,780)	(32,183)	(19,808)
Issuance of long-term debt, net of issuance costs	877,718	—	—
Employee tax withholdings related to net share settlements of equity-based awards	(6,472)	(2,179)	(1,628)
Proceeds from exercise of employee stock options	7,340	—	—
Payments on tax sharing liability	(16,765)	(15,408)	(8,847)
Payments on note payable	—	(231)	(228)
Net cash used in financing activities	(34,959)	(50,001)	(30,511)
Effects of changes in exchange rates on cash and cash equivalents	2,106	871	(856)
Net increase/(decrease) in cash and cash equivalents	(12,877)	(5,909)	38,949
Cash and cash equivalents at beginning of year	130,262	136,171	97,222
Cash and cash equivalents at end of year	$117,385	$130,262	$136,171

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Income tax payments, net	$1,454	$1,170	$1,342
Cash interest payments	$29,402	$26,635	$26,613
Non-cash investing activity:
Capital expenditures incurred not yet paid	$3,786	$2,309	$447

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except share data)

							Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Interest Rate Swaps	Foreign Currency Translation	Total Shareholders’ Equity/ (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	102,368,097	$1,023	(25,237)	$(52)	$1,029,215	$(843,609)	$(358)	$3,634	$189,853
Net loss	—	—	—	—	—	(37,277)	—	—	(37,277)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	6,893	—	—	—	6,893
Common shares issued upon vesting of restricted stock units	1,446,672	15	—	—	(15)	—	—	—	—
Other comprehensive income/ (loss)	—	—	—	—	—	—	2,329	(1,273)	1,056
Balance at December 31, 2011	103,814,769	1,038	(25,237)	(52)	1,036,093	(880,886)	1,971	2,361	160,525
Net loss	—	—	—	—	—	(301,738)	—	—	(301,738)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	5,386	—	—	—	5,386
Common shares issued upon vesting of restricted stock units	1,304,275	13	—	—	(13)	—	—	—	—
Other comprehensive income/(loss)	—	—	—	—	—	—	311	(7,147)	(6,836)
Balance at December 31, 2012	105,119,044	$1,051	(25,237)	(52)	1,041,466	(1,182,624)	2,282	(4,786)	(142,663)
Net income	—	—	—	—	—	165,085	—	—	165,085
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	6,440	—	—	—	6,440
Common shares issued upon vesting of restricted stock units	1,517,989	15	—	—	(15)	—	—	—	—
Common shares issued upon lapse of restrictions on deferred stock units	314,865	4			(4)				—
Common shares issued upon exercise of stock options	1,445,729	14			7,326				7,340
Other comprehensive income/(loss)	—	—	—	—	—	—	(2,282)	7,802	5,520
Balance at December 31, 2013	108,397,627	$1,084	(25,237)	$(52)	$1,055,213	$(1,017,539)	$—	$3,016	$41,722

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Description of the Business

Orbitz, Inc. (“Orbitz”) was established in early 2000 by American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the “Founding Airlines”). In November 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), whose online travel distribution businesses included the HotelClub and RatesToGo brands (collectively referred to as “HotelClub”) and the CheapTickets brand. In February 2005, Cendant acquired ebookers Limited, an international online travel brand which currently has operations in 12 countries throughout Europe (“ebookers”).

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant's travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group (“Blackstone”) and Technology Crossover Ventures. We refer to this acquisition as the “Blackstone Acquisition.”

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (the “IPO”) of 34,000,000 shares of our common stock on July 25, 2007. On April 15, 2013, following the completion of the Travelport refinancing plan (the “Travelport Refinancing”), Orbitz Worldwide, Inc. is no longer a “controlled company” as defined in Section 303A of the New York Stock Exchange listing rules. At December 31, 2013 and 2012, Travelport and investment funds that own and/or control Travelport's ultimate parent company beneficially owned approximately 48% and 53% of our outstanding common stock, respectively.

Orbitz Worldwide, Inc. is a global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services. Our brand portfolio includes Orbitz and CheapTickets in the Americas; ebookers in Europe; and HotelClub and RatesToGo based in Australia, which have operations globally (collectively referred to as “HotelClub”). We also own and operate Orbitz for Business, a corporate travel company, and Orbitz Partner Network group, which delivers private label travel solutions to a broad range of partners. We provide customers with the ability to book a wide array of travel products and services from suppliers worldwide, including air travel, hotels, vacation packages, car rentals, cruises, rail tickets, travel insurance and destination services such as ground transportation, event tickets and tours.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of our consolidated financial statements and related notes in conformity with GAAP requires us to make certain estimates and assumptions. Our estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates,

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Customers generally pay us for reservations at the time of booking. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. In the merchant model: we do not take on credit risk with the customer since we are paid via a credit card processor while the cardholder's issuing bank collects funds from the customer. However we are subject to charge-backs and fraud risk which we monitor closely; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier. Transaction related taxes are recorded net of any amounts received from customers.

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

Under the retail model, we pass reservations booked by our customers to the travel supplier for a commission. In the retail model: we do not take on credit risk with the customer; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company issues credits in the form of points related to its loyalty programs. The value of points earned by loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.

The Company issued credits in the form of loyalty points related to a consumer price protection program. Prior to August 2012 the Company paid cash under this program. The Company reduced revenue when the liability was identified whether paid in points or cash. In the fourth quarter of 2013, the Company discontinued the program. Also in the fourth quarter of 2013, the Company determined it had sufficient history to determine the number of points under the program that will not be redeemed and we recorded an immaterial adjustment to the liability.

We also generate other revenue, which is primarily composed of revenue from advertising, including sponsoring links on our websites, and travel insurance. Advertising revenue is derived primarily from the delivery of advertisements on our websites and is recognized either at the time of display of each individual advertisement, or ratably over the advertising delivery period, depending on the terms of the advertising contract. Revenues generated from sponsoring links are recognized upon notification from the alliance partner that a transaction has occurred. Travel insurance revenue is recognized when the reservation is made, secured by a customer with a credit card and we have no further obligations to the customer, which for travel insurance is at the time of booking.

Cost of Revenue

Cost of revenue is primarily composed of direct costs incurred to generate revenue, including costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, connectivity and other processing costs. These costs are generally variable in nature and are primarily driven by transaction volume.

Marketing Expense

Marketing expense is primarily composed of online marketing costs, such as search and banner advertising and affiliate commissions, and offline marketing costs, such as television, radio and print advertising. Online advertising expense is recognized based on the terms of the individual agreements, based on the ratio of actual impressions to contracted impressions, pay-per-click, or on a straight-line basis over the term of the contract. Offline marketing expense is recognized in the period in which it is incurred. Our online marketing costs are significantly greater than our offline marketing costs.

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

We manage interest rate exposure by utilizing interest rate swaps to achieve a desired mix of fixed and variable rate debt. As of December 31, 2013 we had two interest rate swaps outstanding that will substantially convert $200.0 million of the term loan facility from a variable to a fixed interest rate once they become effective (see Note 12 - Derivative Financial Instruments). We will pay a fixed interest rate on the notional amount and in exchange receive a variable interest rate based on the one-month LIBOR rate.

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

We do not enter into derivative instruments for speculative or trading purposes. We require that the hedges or derivative financial instruments be effective in managing the interest rate risk or foreign currency risk exposure that they are designated to hedge. Hedges that qualify for hedge accounting are formally designated as such at the inception of the contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, resulting in some ineffectiveness, the change in the fair value of the derivative instrument will be included in earnings. Additionally, any derivative instrument used for risk management that becomes ineffective is marked-to-market each period. We believe that our credit risk has been mitigated by entering into these agreements with major financial institutions. Net interest differentials to be paid or received under our interest rate swaps are included in interest expense as incurred or earned.

Concentration of Credit Risk

Our cash and cash equivalents and foreign exchange contracts are potentially subject to concentration of credit risk. We maintain cash and cash equivalent balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits or that are deposited in foreign institutions.

Additionally, we employ forward foreign exchange contracts to hedge our exposure to foreign currency fluctuations. At the maturity of these forward contracts, the counterparties are obligated to pay settlement values.

Cash and Cash Equivalents

We consider cash and highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates or equals fair value due to their short-term nature.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

Our accounts receivable are reflected in our consolidated balance sheets net of an allowance for doubtful accounts. We provide for estimated bad debts based on our assessment of our ability to realize receivables, considering historical collection experience, the general economic environment and specific customer information. When we determine that a receivable is not collectible, the account is charged to expense in our consolidated statements of operations. Bad debt expense is recorded in selling, general and administrative expense in our consolidated statements of operations. We recorded bad debt expense of $0.6 million and $0.3 million for the years ended December 31, 2013 and 2011, respectively. Bad debt expense was not significant for the year ended December 31, 2012.

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

Our indefinite-lived intangible assets include our trademarks and trade names, which are not subject to amortization. Our finite-lived intangible assets primarily include our customer and vendor relationships and are amortized over their estimated useful lives, generally 4 to 8 years, using the straight-line method. Our intangible assets relate to the acquisition of entities accounted for using the purchase method of accounting and are estimated by management based on the fair value of assets received.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We assess our trademarks and trade names for impairment by comparing their carrying values to their estimated fair values. Impairment exists when the estimated fair value of the trademark or trade name is less than its carrying value. If impairment exists, then the carrying value is reduced to fair value through an impairment charge in our consolidated statements of operations. We use an income based valuation approach to estimate fair values of the relevant trademarks and trade names.

Restricted Cash

In order to collateralize letters of credit and similar instruments, as well as for other general business purposes, we have funds deposited as restricted cash.

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

We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in the amount of payments and tax rates that could materially affect the present value of the tax sharing liability. Although the expected gross remaining payments that may be due under this agreement were $107.1 million as of December 31, 2013, the timing and amount of payments may change. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our consolidated balance sheets and non-cash interest expense in our consolidated statements of operations. Any changes in the estimated amount of payments are recognized in selling, general and administrative expense in our consolidated statements of operations.

Equity-Based Compensation

We measure equity-based compensation cost at fair value and recognize the corresponding compensation expense over the service period during which awards are expected to vest. Performance-based compensation is amortized on a graded basis over the requisite service period of each vesting tranche. We include equity-based compensation in selling, general and administrative expense in our consolidated statements of operations. The fair value of restricted stock and restricted stock units is determined based on the average of the high and low price of our common stock on the date of grant. The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model. The amount of equity-based compensation expense recorded each period is net of estimated forfeitures based on historical forfeiture rates.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceedings (tax or otherwise) when we determine that a loss is both probable and can be reasonably estimated. See Note 9 - Commitments and Contingencies.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11-Balance Sheet (Topic 210) containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01- Balance Sheet (Topic 210) clarifying the scope of disclosures about offsetting assets and liabilities. The guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption ASU 2011-11 and 2013-01 did not have an effect on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. The adoption of this guidance did not have an effect on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, to improve consistency of financial statement presentation. The guidance states that any unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We expect that this guidance will impact the presentation of our consolidated balance sheet by requiring us to present a deferred tax asset and deferred tax liability on a stand-alone and gross basis as opposed to net basis, as has been done historically.

3.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Capitalized software	$336,376	$322,466
Furniture, fixtures and equipment	83,800	81,516
Leasehold improvements	14,047	13,873
Construction in progress	16,642	12,307
Gross property and equipment	450,865	430,162
Less: accumulated depreciation	(334,720)	(297,618)
Property and equipment, net	$116,145	$132,544

We recorded depreciation expense related to property and equipment in the amount of $54.4 million, $55.3 million and $57.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

There were no assets subject to capital leases at December 31, 2013 or 2012.

As a result of our decision during the first quarter of 2013 to exit the Away Network business, we recorded a $2.6 million non-cash charge to impair property and equipment associated with that business. This charge was included in Impairment of property and equipment and other assets in our consolidated statement of operations.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012 were as follows:

Amount
(in thousands)
Balance at January 1, 2012, net of accumulated impairment of $530,714	$647,300
Impairment	(301,912)
Balance at December 31, 2012, net of accumulated impairment of $832,626	345,388
Balance at December 31, 2013, net of accumulated impairment of $832,626	$345,388

Trademarks and trade names, which are not subject to amortization, totaled $90.4 million and $90.8 million as of December 31, 2013 and 2012.

Impairment of Goodwill and Trademarks and Trade Names

We estimate the fair value of our reporting units to which goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of December 31. We use the income based approach to estimate the fair value of our reporting units that have goodwill balances and use the market approach to corroborate these estimates. We considered the market approach from a reasonableness standpoint by comparing the multiples of guideline companies with the implied multiples from the income based approach, and we also consider our market capitalization to assess reasonableness of the income based approach valuations. The key assumptions we use in determining the estimated fair value of our reporting units are the terminal growth rates, forecasted cash flows and the discount rates.

At December 31 we used an income based valuation approach to separately estimate the fair values of all of our trademarks and trade names and compared those estimates to the respective carrying values. The key assumptions we use in determining the estimated fair value of our trademarks and trade names are the terminal growth rates, forecasted revenues, assumed royalty rates and discount rates. Significant judgment is required to select these inputs based on observed market data.

2013

As of the year ended December 31, 2013, we performed our annual impairment test of goodwill, trademarks and trade names. In connection with our annual impairment test as of December 31, 2013, no impairment was identified as the fair value of the reporting units exceeded the carrying value.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Finite-Lived Intangibles

Finite-lived intangible assets consisted of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)			(in thousands)
Vendor relationships	$4,693	$(4,604)	$89	$5,447	$(4,617)	$830
Total finite-lived intangible assets	$4,693	$(4,604)	$89	$5,447	$(4,617)	$830

In 2012, we recorded a non-cash impairment charge of $1.6 million related to finite-lived intangible assets. This charge was included in impairment of goodwill and intangible assets in our consolidated statements of operations. There are no significant finite-lived intangible assets remaining.

For the years ended December 31, 2013, 2012 and 2011, we recorded amortization expense related to finite-lived intangible assets in the amount of $0.7 million, $1.7 million and $3.5 million, respectively. These amounts were included in depreciation and amortization expense in our consolidated statements of operations.

The estimated amortization expense related to our finite-lived intangible assets will be less than $0.1 million and $0.0 million for the years ended December 31, 2014 and 2015, respectively.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Accrued Expenses
Accrued expenses consisted of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Advertising and marketing	$37,612	$30,530
Tax sharing liability (see Note 7)	18,673	15,226
Employee costs	33,315	13,026
Contract exit costs (a)	11,371	10,939
Professional fees	10,294	10,425
Customer service costs	7,020	9,906
Technology costs	7,142	7,017
Customer refunds	5,669	5,383
Customer incentive costs	6,974	4,704
Unfavorable contracts (see Note 8)	—	3,580
Airline rebates	3,323	3,428
Other	4,385	4,165
Total accrued expenses	$145,778	$118,329

(a)
In connection with the early termination of an agreement with Trilegiant Corporation (now Affinion Group) in 2007, we accrued termination payments for the period from January 1, 2008 to December 31, 2016. At December 31, 2013 and 2012, the liability's carrying value of $11.7 million was included in our consolidated balance sheets, $11.4 million of which was included in accrued expenses and $0.3 million of which was included in other non-current liabilities at December 31, 2013, and $10.9 million of which was included in accrued expenses and $0.8 million of which was included in other non-current liabilities at December 31, 2012.

6.	Term Loan and Revolving Credit Facility

On March 25, 2013, we entered into a $515.0 million senior secured credit agreement composed of a $65.0 million revolving credit facility maturing September 25, 2017 (the “Revolver”) and $450.0 million in term loans. We used $400.0 million of proceeds from the term loans, along with cash on hand, to repay the balance outstanding under the 2007 Credit Agreement (described below) and to pay certain fees and expenses incurred in connection with the $515.0 million senior secured credit agreement. In addition, $50.0 million of proceeds from the term loans were placed in restricted accounts to cash collateralize certain letters of credit and similar instruments and are included in restricted cash on our Consolidated Balance Sheet. Term loans included under the $515.0 million senior secured credit agreement were refinanced and amended on May 24, 2013 (“the Amendment”).

Following the Amendment, the $515.0 million senior secured credit facility (the “Credit Agreement”) consists of a $100.0 million term loan (“Tranche B Term Loan”) maturing September 25, 2017, a $350.0 million term loan (“Tranche C Term Loan”) maturing March 25, 2019 (collectively, the “Term Loans”) and the Revolver.

The Amendment provides for the Tranche B Term Loan in an aggregate principal amount of $100.0 million, reduced from $150.0 million before the Amendment, and the Tranche C Term Loan in an aggregate principal amount of $350.0 million, increased from $300.0 million before the Amendment. Net proceeds from the Amendment were used to refinance the term loans previously issued on March 25, 2013 in their entirety. The Amendment reduced the interest rates on the Tranche B and Tranche C Term Loans by 2.50% per annum and 2.00% per annum, respectively, or, to the extent that the Eurocurrency Rate floor is applicable, 2.75% per annum and 2.25% per annum, respectively. The interest rate on both tranches may be reduced by an additional 0.25% depending on the senior secured leverage ratio (as defined in the Amendment). In addition, the Eurocurrency Rate floor has been reduced by 0.25%, from 1.25% per annum to 1.00% per annum.

Term Loan

The Tranche B Term Loan bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.50% per annum, or the Base Rate plus 2.50% per annum. The Tranche C Term Loan bears interest at a variable rate, at our option, of the Eurocurrency Rate plus 4.75% per annum or the Base Rate plus 3.75% per annum. The Eurocurrency Rate is equal to the LIBOR rate as determined by the British Bankers Association (adjusted for any applicable statutory reserves as defined in the Credit Agreement) and with respect to the Term Loans shall not be less than 1.00% per annum. The Base Rate for any day is equal to the greater of (a) the Fed Funds Rate in effect plus 0.50%, (b) the Credit Suisse AG prime rate, and (c) the one-month Eurocurrency Rate.

The Tranche B and Tranche C Term Loans are payable in quarterly installments of $2.5 million and $0.875 million, respectively, beginning September 30, 2013, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loans. In addition, we are required, subject to certain exceptions, to make payments on the Term Loans (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain first lien leverage ratios) of the prior year’s excess cash flow, as defined in the Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement. Due to seasonality, there is no excess cash flow payment required to be made from our excess cash flow in the first quarter of 2014 for the period July 1, 2013 to December 31, 2013. The potential amount of prepayment from excess cash flow that may be required beyond the first quarter of 2014 is not reasonably estimable as of December 31, 2013.

The changes in the Term Loan during the years ended December 31, 2013 and 2012 were as follows:

Amount
(in thousands)
Balance at January 1, 2012 (current and non-current)	$472,213
Payment from excess cash flow under the 2007 Credit Agreement	(32,183)
Balance at December 31, 2012 (current and non-current)	440,030
Payment from excess cash flow under the 2007 Credit Agreement	(24,708)
Repayment of term loan under the 2007 Credit Agreement	(415,322)
Balance per 2007 Credit Agreement	—

Proceeds from issuance of term loans	450,000
Prepayment of term loans pursuant to the Amendment	(450,000)
Proceeds from issuance of Term Loans pursuant to the Amendment	450,000
Scheduled principal payments of Term Loans	(6,750)
Balance at December 31, 2013 (current and non-current)	$443,250

At December 31, 2013, the Term Loans had a variable interest rate based on LIBOR rates, resulting in a weighted-average interest rate of 5.48%, excluding the impact of the amortization of debt issuance costs and interest rate swaps (see Note 12 - Derivative Financial Instruments).

The table below shows the aggregate maturities of the Term Loans over the remaining term of the Credit Agreement, excluding any mandatory prepayments that could be required under the Term Loans.

Year	(in thousands)
2014	$13,500
2015	13,500
2016	13,500
2017	68,500
2018	3,500
Thereafter	330,750
Total	$443,250

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolver
The Revolver provides for borrowings and letters of credit up to $65.0 million, through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit. The Revolver bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 5.50% per annum or the Base Rate plus a margin of 4.50% per annum. The margin is subject to step down by 0.25% per annum based on our total leverage ratio, as defined in the Credit Agreement. We pay a letter of credit fee in the amount of the Eurocurrency Rate on all outstanding letters of credit and we incur a facility fee of 0.50% per annum on all loans, letters of credit and any unused amounts on the Revolver. At December 31, 2013, there were no outstanding borrowings or letters of credit issued under the Revolver.

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

The Credit Agreement requires us to maintain a minimum cash interest coverage ratio and not to exceed a maximum first lien leverage ratio, each as defined in the Credit Agreement. The minimum cash interest coverage ratio that we are required to maintain for the term of the Credit Agreement is 2.5 to 1. The maximum first lien leverage ratio that we were required not to exceed was 4.25 to 1 at December 31, 2013. As of December 31, 2013, we were in compliance with all financial covenants of the Credit Agreement.

We incurred an aggregate of $16.7 million of debt issuance costs to obtain the Credit Agreement in March 2013 ($16.2 million remained unamortized at the time of the Amendment) and a $4.5 million prepayment penalty in connection with the Amendment. Due to the nature and terms of the Amendment, $18.1 million of unamortized fees and the prepayment penalty were expensed at the time of the Amendment and are included in other expense in our Condensed Consolidated Statements of Operations. We incurred an aggregate of $2.1 million of additional debt issuance costs in connection with the Amendment, which are included in Other non-current assets on the Consolidated Balance Sheet. The capitalized debt issuance costs are amortized to interest expense over the contractual terms of the Term Loans and Revolver.

2007 Credit Agreement

On March 25, 2013, we used proceeds from the issuance of term loans and existing cash on hand to pay in full the amount outstanding relating to the $685.0 million senior secured credit agreement entered into on July 25, 2007 (the “2007 Credit Agreement”), which included a term loan facility and a revolving credit facility. Upon repayment, the 2007 Credit Agreement was terminated and there are no borrowings or letters of credit outstanding.

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

As of December 31, 2013, the estimated remaining payments that may be due under this agreement were approximately $107.1 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $80.2 million and $86.1 million at December 31, 2013 and 2012, respectively. This estimate was based upon certain assumptions,

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including our future taxable income, the tax rate, the timing of tax payments, current and projected market conditions, and the applicable discount rate, all of which we believe are reasonable. These assumptions are inherently uncertain, however, and actual amounts may differ from these estimates.

The changes in the tax sharing liability for the years ended December 31, 2013 and 2012 were as follows:

Amount
(in thousands)
Balance at January 1, 2012 (current and non-current)	$88,990
Accretion of interest expense	12,556
Cash payments	(15,408)
Balance at December 31, 2012 (current and non-current)	86,138
Accretion of interest expense	10,818
Cash payments	(16,765)
Balance at December 31, 2013 (current and non-current)	$80,191

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $18.7 million and $15.2 million was included in accrued expenses in our consolidated balance sheets at December 31, 2013 and 2012, respectively. The long-term portion of the tax sharing liability of $61.5 million and $70.9 million was reflected as the tax sharing liability in our consolidated balance sheets at December 31, 2013 and 2012, respectively. Our estimated payments under the tax sharing agreement are as follows:

Year	(in thousands)
2014	$20,143
2015	21,475
2016	26,425
2017	32,234
2018	6,864
Total	$107,141

8.	Unfavorable Contracts

In December 2003, we entered into amended and restated airline charter associate agreements (“Charter Associate Agreements”) with the Founding Airlines as well as US Airways (collectively, the “Charter Associate Airlines”). These agreements pertained to our Orbitz business, which was owned by the Founding Airlines at the time we entered into the agreements. Under each Charter Associate Agreement, the Charter Associate Airline agreed to provide Orbitz with information regarding the airline's flight schedules, published air fares and seat availability at no charge and with the same frequency and at the same time as this information was provided to the airline's own website or to a website branded and operated by the airline and any of its alliance partners or to the airline's internal reservation system. The agreements also provided Orbitz with nondiscriminatory access to seat availability for published fares, as well as marketing and promotional support. Under each agreement, the Charter Associate Airline provided us with agreed upon transaction payments when consumers booked air travel on the Charter Associate Airline on Orbitz.com.

Under the Charter Associate Agreements, we paid a portion of the GDS incentive revenue we earned from Worldspan back to the Charter Associate Airlines in the form of a rebate. The rebate payments were required when airline tickets for travel on a Charter Associate Airline were booked through our Orbitz.com and OrbitzforBusiness.com websites utilizing Worldspan. We also received in-kind marketing and promotional support from the Charter Associate Airlines under the Charter Associate Agreements.

The rebate structure under the Charter Associate Agreements was considered unfavorable when compared with market conditions at the time of the Blackstone Acquisition. As a result, a net unfavorable contract liability was established on the acquisition date. The amount of this liability was determined based on the discounted cash flows of the expected future rebate payments we would be required to make to the Charter Associate Airlines, net of the fair value of the expected in-kind marketing and promotional support we would receive from the Charter Associate Airlines. The portion of the net unfavorable contract liability related to the expected future rebate payments was amortized as an increase to net revenue, whereas the partially offsetting amount for the expected in-kind marketing and promotional support was amortized as an increase to marketing expense in our consolidated statements of operations, both on a straight-line basis over the estimated contractual term.

The changes in the net unfavorable contract liability for the years ended December 31, 2013 and 2012 were as follows:

Amount
(in thousands)
Balance at January 1, 2012 (current and non-current)	$8,880
Amortization (a)	(4,082)
Other (b)	(1,218)
Balance at December 31, 2012 (current)	3,580
Amortization (a)	(3,580)
Balance at December 31, 2013 (current)	$—

(a)
We recognized net amortization of $3.6 million ($5.6 million was recorded as an increase to net revenue and $2.0 million was recorded as an increase to marketing expense) for the year ended December 31, 2013 and $4.1 million ($6.7 million was recorded as an increase to net revenue and $2.6 million was recorded as an increase to marketing expense) for the year ended December 31, 2012 and $1.7 million ($7.5 million was recorded as an increase to net revenue and $5.8 million was recorded as an increase to marketing expense) for the year ended December 31, 2011.

(b)
For the year ended December 31, 2012, we reduced the unfavorable contract liability by $1.2 million due to the negotiation of a new agreement with one of our airline suppliers, which resulted in the termination of the Charter Associate Agreement with this airline. The $1.2 million reduction in the liability was composed of a $2.6 million non-cash increase to net revenue and a $1.4 million non-cash charge related to the in-kind marketing and promotional support that we expected to receive under the former agreement. The impairment charge was included in the impairment of property and equipment and other assets line item in our consolidated statement of operations for the year ended December 31, 2012.

The current portion of the liability of $3.6 million was included in accrued expenses in our consolidated balance sheet at December 31, 2012. The Charter Associate Agreements expired on December 31, 2013.

9.	Commitments and Contingencies

The following table summarizes the timing of our commitments as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Contract exit costs (a)	$11,371	$258	$61	$—	$—	$—	$11,690
Operating leases (b)	8,009	4,298	3,139	2,777	2,853	12,187	33,263
GDS contracts (c)	—	15,000	16,120	12,370	16,120	1,120	60,730
Other service and licensing contracts	14,956	4,850	4,325	—	—	—	24,131
Total	$34,336	$24,406	$23,645	$15,147	$18,973	$13,307	$129,814

(a)	Represents disputed costs due to the early termination of an agreement (see Note 5 and Company Litigation section below for further details).

(b)
These operating leases are primarily for facilities and equipment and represent non-cancellable leases. Certain leases contain periodic rent escalation adjustments and renewal options. Our operating leases expire at various dates, with the latest maturing in 2023. For the years ended December 31, 2013, 2012 and 2011, we recorded rent expense in the amount of $6.8 million, $6.2 million and $7.4 million, respectively. As a result of various subleasing arrangements that we have entered into, we are expecting approximately $0.2 million in sublease income in 2014.

(c)
In February 2014, the Company announced that it has entered into an agreement with Travelport for the provision of GDS services (“New Travelport GDS Service Agreement”), replacing our prior Travelport GDS service agreement. Under the New Travelport GDS Service Agreement, Orbitz is obligated in 2014 to use only Travelport GDSs for all air and car segments booked on its domestic agencies and is subject to certain other exclusivity obligations for its segments booked

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Europe and other markets as defined in the New Travelport GDS Service Agreement. The Company is required to pay a fee for each segment that is not booked through Travelport GDSs in 2014 subject to exclusivity obligations discussed above. However beginning January 1, 2015, the Company will no longer be subject to exclusivity obligations. Under the GDS Agreement beginning in 2015, we are obligated to provide certain levels of volume over the contract period and may be subject to pay shortfall payments in certain cases if we fail to meet volume commitments. The agreement terminates on December 31, 2018.

In February 2014, the Company announced it has entered into an agreement with Amadeus IT Group, S.A. to provide GDS services. This contract requires the Company to meet certain minimum annual booking requirements beginning in 2016.

In addition to the commitments shown above, we are required to make principal payments on the Term Loan (see Note 6 - Term Loan and Revolving Credit Facility). We also expect to make approximately $107.1 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 7 - Tax Sharing Liability). Also excluded from the above table are $3.6 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of December 31, 2013, and December 31, 2012, we had accruals of $5.5 million and $5.2 million related to various legal proceedings. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Below, we have provided relevant information on these matters.

We are party to various cases brought by municipalities and other state and local governmental entities in the U.S. involving hotel occupancy or related taxes and our merchant hotel business model. Certain of the cases are class actions (some of which have been confirmed on a state-wide basis and some which are purported), and most of the cases were brought simultaneously against other OTCs, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinances, as well as related sales and use taxes. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, failure to pay sales or use tax, and in some cases, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay interest, penalties and fines. The proliferation of additional cases could result in substantial additional defense costs.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: 43 cities in California; Broomfield, Colorado Springs, Durango, Frisco, Glendale, Glenwood Springs, Golden, Grand Junction, Greeley, Greenwood Village, Lafayette, Lakewood, Littleton, Loveland, Silverthorne, and Steamboat Springs, Colorado; Arlington, Texas; Brunswick and Stanly, North Carolina; Davis, Summit, Salt Lake and Weber, Utah; the Arizona Department of Revenue; the New Mexico Department of Revenue; the Ohio Department of Taxation; Paradise Valley, Arizona; St. Louis, Missouri; Alabama Municipalities; and the Louisiana Department of Revenue. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes.

The following taxing authorities have issued assessments which are not final and are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the West Virginia Department of Revenue; Lake County, Indiana; the Wisconsin Department of Revenue; and 13 taxing jurisdictions in Arizona. These assessments range from $0.02 million to approximately $5.8 million, and total approximately $8.6 million.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Hawaii Department of Taxation issued an assessment of $16.9 million for the 2012 taxable year, which is not final and is subject to further review by the taxing authority. The 2012 assessment is in addition to the $58.0 million final assessments previously issued by the Hawaii Department of Taxation for prior years, more than $30.0 million of which was rejected by the Hawaii Tax Court of Appeals. Additionally, on December 9, 2013, the Hawaii Department of Taxation issued Notices of Final Assessments totaling $3.4 million against various Orbitz entities for General Excise Tax, penalties and interest for rental car transactions facilitated during the period of January 1, 2002, through December 31, 2012. None of the Hawaii assessments issued in 2011 through 2013 have been based on historical transaction data.

Assessments or declaratory rulings that are administratively final and subject to judicial review have been issued by the cities of San Francisco and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade, Broward, and Osceola, Florida; and the Indiana Department of Revenue. These assessments range from $0.2 million to approximately $3.2 million, and total approximately $7.8 million. Trial courts rejected the assessments in San Francisco and San Diego, California and Broward, Florida, which account for $5.3 million of this total.

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

Second, in September 2012, the Superior Court of the District of Columbia granted the District’s motion for partial summary judgment and denied the OTCs’ motion for summary judgment, finding the companies liable for sales tax on hotel reservations dating back to the inception of the merchant model. The Court has not yet determined the amount of damages at issue. Although the Court acknowledged that the District had amended its law in 2011, and that the sales tax law was ambiguous prior to that time, the Court nonetheless found the OTCs liable for merchant model hotel reservations before that date. Because we believe that the Court’s finding of liability was the result of a misapplication of the law, we do not believe a loss is probable relating to the pre-amendment case and plan to appeal. Accordingly, we have not accrued any liability relating to the District of Columbia case for the period prior to July 2011. On February 21, 2014, Orbitz entered into a stipulated judgment with the District in the amount of $3.7 million, which accounts for transactions through 2011. On February 24, 2014, the Superior Court entered final judgment. Orbitz intends to pay the judgment, and possesses the right to obtain a refund if it prevails in its appeal. Although we expect to prevail on the issue of whether Orbitz is liable for sales tax before 2011, it is possible that we will not prevail, and if that occurs, the amount of the judgment for which Orbitz has not established a reserve is approximately$3.6 million.

Third, in January 2013, the Tax Court of Appeals in Hawaii ruled that the OTCs are subject to Hawaii’s general excise tax. The Court also determined that the “splitting provision” contained in the Hawaii general excise tax statute, which limits application of the tax to only the amounts that travel agents receive for their services, does not apply to the transactions at issue. On March 19, 2013, the Court issued an order in which it also imposed “failure to file” and “failure to pay” penalties on the OTCs. On August 15, 2013, the Hawaii Tax Appeal Court ruled that the OTCs were required to pay interest on penalties, and entered final judgment disposing of all issues and claims of all parties. On September 11, 2013, the OTCs filed their notice of appeal. Under Hawaii law, in order to appeal, Orbitz was required to pay the total amount of the final judgment to Hawaii prior to appealing the Court’s order. Accordingly, Orbitz made payments to Hawaii of $16.9 million in April, and approximately $9.2 million to Hawaii in September. These amounts reflected a determination of Orbitz’s liability for general excise tax (both on the amounts that it receives for its services and the amounts that the hotels receive for the rental of their rooms), interest, penalties, and interest on penalties. Although Orbitz disagrees with the Court’s rulings on general excise tax and intends to appeal them, we have recorded an expense of $4.2 million in light of the decision. The $4.2 million represents the amount Orbitz estimates it would owe if the Court had correctly applied the general excise tax splitting provision on merchant reservations through

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2012 and a 25% failure to file penalty imposed on that figure. Orbitz has not reserved for the remainder of the ruling because it believes that the general excise tax splitting provision plainly applies to the transactions in question, and that the award of “failure to pay” penalties is entirely unsupported by the record in the case, and that interest on penalties should not have been awarded. Although we believe that it is not probable that Orbitz ultimately will be liable for more than $4.2 million as a result of the Court’s order, it is possible that Orbitz will not prevail, and if it does not, the amount of any final award of general excise tax, penalties and interest against Orbitz could exceed $26.0 million.

Fourth, in June 2013, the Circuit Court of Cook County granted in part the City of Chicago’s motion for summary judgment, concluding that the OTCs are subject to the City’s accommodations tax ordinance. The Court has not yet made any determination as to damages. Although we disagree with the Court’s decision, we have accrued approximately $1.5 million for this matter, which represents our estimate of potential liability since 2008, when the City amended its ordinance in an effort to impose accommodations tax on the money that OTCs receive for the services they provide. If the Court’s decision is affirmed in all respects, however, it is possible that Orbitz could be found to owe more than $2.4 million.

In an unrelated matter, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments and in 2010 we ceased making termination payments due to a dispute with Trilegiant. As of December 31, 2013, we had an accrual totaling $11.7 million, which includes$1.4 million for potential interest recognized for the year ended December 31, 2013. See Note 5 - Accrued Expenses. On October 2, 2013, the Court denied Orbitz’s motion for summary judgment on one of its affirmative defenses, and on December 24, 2013, the court rejected most of our remaining defenses.

On August 20, 2012, a putative consumer class action was filed in the United States District Court for the Northern District of California against certain major hotel chains, and the leading OTCs, including Orbitz. The complaint alleged that the hotel chains and OTCs, including Orbitz, violated antitrust and consumer protection laws by entering into agreements in which OTCs agree not to facilitate the reservation of hotel rooms at prices that are less than those found on the hotel chain websites. Following the filing of the initial complaint on August 20, 2012, several dozen additional putative consumer class action complaints were filed in federal courts across the country. These cases were then consolidated for pretrial purposes by the Judicial Panel on Multi-District Litigation and transferred to the United States District Court for the Northern District of Texas. On May 1, 2013, counsel for the Lead Plaintiff filed a Consolidated Amended Complaint. On July 1, 2013, we filed a motion to dismiss the Consolidated Amended Complaint. On February 16, 2014, the District Court granted our motion to dismiss all of the Claims in the Consolidated Amended Complaint without prejudice. We cannot currently estimate a range of our potential loss if we do not prevail in this litigation.

In 2013 we established a reserve of $1.2 million in connection with an administrative inquiry we received relating to former practices pertaining to the marketing of travel insurance on our websites.

We cannot estimate our aggregate range of loss in the cases for which we have not recorded an accrual, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to earnings or cash flows in any given reporting period.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, to secure performance of certain of our obligations to third parties. At December 31, 2013 and 2012, there were $6.7 million and $3.6 million of surety bonds outstanding, respectively, of which $6.2 million and $3.1 million were secured by cash collateral or letters of credit, respectively. At December 31, 2013 and 2012, there were $24.7 million and $9.4 million of bank guarantees outstanding. All bank guarantees were secured by restricted cash at December 31, 2013 and 2012.

Financing Arrangements

We are required to issue letters of credit to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies primarily to satisfy consumer protection requirements. As of April 15, 2013, Travelport and its affiliates no longer owned at least 50% of our voting stock (see Note 1 - Organization and Basis of Presentation) and therefore are no longer obligated to provide letters of credit on our behalf. We believe we have access to sufficient letter of credit availability to meet our short-term and long-term requirements through a combination of $50.0 million

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in proceeds from our recent refinancing held as restricted cash and designated to be used to cash collateralize letters of credit or similar instruments, our $65.0 million revolving credit facility through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit, our $25.0 million multi-currency letter of credit facility and cash from our balance sheet which can be used to support letters of credit and similar instruments. At December 31, 2013 and 2012, there were $0 and $72.5 million, respectively, of outstanding letters of credit issued by Travelport on our behalf.

The following table shows the amount of letters of credit and similar instruments outstanding by facility, as well as the amounts of our restricted cash balances:

	December 31, 2013		December 31, 2012
	Letters of Credit and Other Credit Support	Restricted Cash	Letters of Credit and Other Credit Support	Restricted Cash
	(in thousands)
Travelport facility	$—	$—	$72,497	$—
Multi-currency letter of credit facility	21,863	22,670	12,763	13,309
Uncommitted letter of credit facilities and surety bonds	91,033	96,091	9,917	11,176
2007 Credit Agreement revolver	—	—	11,228	—
Total	$112,896	$118,761	$106,405	$24,485

Total letter of credit fees were $4.2 million, $7.0 million, and $5.8 million for the years ended December 31, 2013, 2012, and 2011 respectively.

10.	Income Taxes

Pre-tax income/(loss) for U.S. and non-U.S. operations consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
U.S.	$26,105	$(277,375)	$22,129
Non-U.S.	(26,025)	(21,190)	(57,355)
Income/(loss) before income taxes	$80	$(298,565)	$(35,226)

The provision/(benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current
U.S. federal and state	$157	$(95)	$(13)
Non-U.S.	1,262	2,399	1,334
Total current	1,419	2,304	1,321
Deferred
U.S. federal and state	(167,714)	253	(347)
Non-U.S.	1,290	616	1,077
Total deferred	(166,424)	869	730
Provision/(benefit) for income taxes	$(165,005)	$3,173	$2,051

As of December 31, 2013 and 2012, our U.S. federal, state and foreign income taxes receivable/(payable) was $(0.2) million and $(0.7) million, respectively.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax benefit for the year ended December 31, 2013 was due primarily to the release of the valuation allowance of $174.4 million related to our U.S. federal deferred tax assets. Following completion of our long-term financing arrangement in the first quarter of 2013, which resolved a significant negative factor, and based on recent and expected future taxable income, we believe it is more likely than not that our deferred tax assets will be realized. Specifically, the Company had expected that interest rates and interest expense on a debt refinancing would be significantly higher than the rates actually achieved.

The tax benefit recorded for the year ended December 31, 2013 was disproportionate to the amount of pre-tax book income due primarily to the release of our U.S. valuation allowance.

The provisions for income taxes for the years ended December 31, 2012 and 2011 were due primarily to taxes on the net income of certain European-based subsidiaries that had not established a valuation allowance and U.S. state and local income taxes. We are required to assess whether valuation allowances should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard on each tax jurisdiction. We assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets.

We currently have a valuation allowance for our deferred tax assets of $108.6 million, of which $105.5 million relates to foreign jurisdictions. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations. With respect to the valuation allowance established against our non-U.S.-based deferred tax assets, a significant piece of objective negative evidence evaluated in our determination was cumulative losses incurred over the three-year period ended December 31, 2013. This objective evidence limited our ability to consider other subjective evidence such as future income projections.

The tax provisions recorded for the years ended December 31, 2012 and 2011 were disproportionate to the amount of pre-tax net loss incurred during each respective period primarily because we were not able to realize any tax benefits on the goodwill and trademark and trade names impairment charges. The provision for income taxes only includes the tax effect of the net income or net loss of certain foreign subsidiaries that had not established a valuation allowance and U.S. state and local income taxes.

Our effective income tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	197.5	—	(1.8)
Taxes on non-U.S. operations at differing rates	**	(0.4)	(4.7)
Change in valuation allowance	**	0.2	(4.7)
Goodwill impairment charges	0.0	(35.4)	(29.6)
Reserve for uncertain tax positions	32.8	—	0.4
Other	**	(0.5)	(0.4)
Effective income tax rate	**	(1.1)%	(5.8)%

**Not meaningful due to the low level of pre-tax income and release of U.S. valuation allowance of $174.4 million in 2013

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and non-current deferred income tax assets and liabilities in various jurisdictions are composed of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Current deferred income tax assets/(liabilities):
Accrued liabilities and deferred income	$3,422	$4,233
Provision for bad debts	199	179
Prepaid expenses	(1,854)	(1,860)
Tax sharing liability	6,774	5,529
Reserve accounts	4,129	4,084
Other	—	(404)
Valuation allowance	(1,521)	(11,774)
Current net deferred income tax assets (a)	$11,149	$(13)
Non-current deferred income tax assets/(liabilities):
U.S. net operating loss carryforwards	$51,887	$46,749
Non-U.S. net operating loss carryforwards	92,637	98,437
Accrued liabilities and deferred income	7,309	5,811
Depreciation and amortization	84,434	99,508
Tax sharing liability	22,339	25,750
Other	9,070	15,552
Valuation allowance	(107,039)	(285,034)
Non-current net deferred income tax assets	$160,637	$6,773

(a)	The current portion of the deferred income tax asset at December 31, 2013 and 2012 is included in other current assets in our consolidated balance sheets.

The net deferred tax assets at December 31, 2013 and 2012 amounted to $171.8 million and $6.8 million, respectively. These net deferred tax assets largely relate to temporary tax to book differences and net operating loss carryforwards, the realization of which is, in management's judgment, more likely than not. We have assessed the likelihood of realization based on our expectations of future taxable income, carry-forward periods available and other relevant factors.

During 2013 we released the valuation allowance against the majority of our US deferred tax assets. As a result, our net deferred tax assets increased significantly during 2013.

As of December 31, 2012, we had established valuation allowances against the majority of our deferred tax assets. As a result, any changes in our gross deferred tax assets and liabilities during the year ended December 31, 2012 was largely offset by corresponding changes in our valuation allowances, resulting in a decrease in our net deferred tax assets of $0.5 million for the year ended December 31, 2012.

As of December 31, 2013, we had U.S. federal and state net operating loss carry-forwards of approximately $136.7 million and $97.5 million, respectively, which expire between 2021 and 2033. In addition, we had $424.7 million of non-U.S. net operating loss carry-forwards, most of which do not expire. Additionally, we had $5.0 million of U.S. federal and state income tax credit carry-forwards which expire between 2027 and 2033 and $1.1 million of U.S. federal income tax credits which have no expiration date. No provision has been made for U.S. federal or non-U.S. deferred income taxes on approximately $11.9 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2013. A provision has not been established because it is our present intention to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings at December 31, 2013 is not practicable.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the changes in the liability for unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at January 1,	$4,106	$3,429	$3,796
Increase as a result of tax positions taken during the prior year	21	952	—
Decrease as a result of tax positions taken during the prior year	(433)	(285)	(367)
Impact of foreign currency translation	(125)	10	—
Balance at December 31,	$3,569	$4,106	$3,429

The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $3.5 million, $0.9 million and $0.7 million at December 31, 2013, 2012 and 2011. During the next twelve months, we anticipate no reduction to this liability due to the lapsing of statutes of limitations.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest and penalties of $0, $0 and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. Accrued interest and penalties were $0.7 million and $0.6 million at December 31, 2013 and 2012, respectively.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), the United Kingdom (federal) and Australia (federal). With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2009.

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

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. At our Annual Meeting of Shareholders on June 11, 2013, our shareholders approved an amendment to the Plan, increasing the total number of shares of our common stock available for issuance under the Plan from 24,100,000 shares to 25,600,000 shares, subject to adjustment as provided by the Plan. As of December 31, 2013, 5,955,307 shares were available for future issuance under the plan.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan during the year ended December 31, 2013:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Unvested at January 1, 2013	4,560,536	$3.04
Granted	2,709,840	$4.07
Vested (a)	(1,617,536)	$2.87
Forfeited	(795,000)	$2.67
Unvested at December 31, 2013	4,857,840	$3.73

(a)
We issued 1,288,769 shares of common stock in connection with the vesting of restricted stock units during the year ended December 31, 2013, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

The fair value of restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 was $4.6 million, $4.4 million and $5.0 million, respectively. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $4.07, $3.31 and $2.66 per unit, respectively. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period of four years.

Performance-Based Restricted Stock Units

The table below summarizes activity regarding unvested performance-based restricted stock units (“PSUs”) under the Plan during the year ended December 31, 2013:

	Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Unvested at January 1, 2013	2,062,250	$2.57
Granted (a)	1,833,750	$3.34
Vested	(594,250)	$2.70
Forfeited	(212,500)	$2.65
Unvested at December 31, 2013	3,089,250	$2.99

a.
We granted 1,833,750 PSUs in February 2013 with a fair value per share of $3.34 to certain of our executive officers that vest annually over a four-year period. The PSUs entitle the executives to receive one share of our common stock for each PSU, subject to the satisfaction of a performance condition. The performance condition required that our Company attain certain performance metrics for fiscal year 2013, which would allow participants to earn between 33% and 100% of the total PSU award based on a straight-line interpolation of the performance criteria.

In July 2013, 309,375 of the February 2013 PSUs were modified. The modification calls for the addition of a market condition defined as the measurement of shareholder return of the Company compared to certain other companies in the same industry classification and changes the vesting period from straight-line over 4 years to 75% vesting after 3 years from the original grant date and 25% vesting four years from the original grant date. The new market condition allows 35% to 100% of the award to be paid based on satisfaction of the market condition. This modification did not change the total amount of compensation cost to be recognized for these awards.

During 2013, the performance conditions of all PSUs granted in 2013 were satisfied at their maximum level, and as a result, the fair value of the PSUs are being amortized on a graded basis over the requisite service period of each vesting tranche.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2012, we granted 1,425,000 PSUs with a fair value per share of $3.65 to certain of our executive officers. The PSUs were subject to the satisfaction of a performance condition that the Company's net revenue for fiscal year 2012 equal or exceed a certain threshold. In December 2012, the Compensation Committee modified the performance condition such that the established net revenue threshold can be achieved over any trailing twelve month period ending on or prior to December 31, 2013, or each PSU will be forfeited. As a result of this Type III modification, the PSUs were revalued as of the date of modification to $2.40 per share and the aggregate fair value of the modification was $3.4 million, which represents the incremental and total expense. At December 31, 2012 the performance condition of this modification was expected to be met and the performance condition was met in February 2013. The modified PSUs will vest 25% on each anniversary of the original grant date.

Stock Options

The table below summarizes the stock option activity under the Plan during the year ended December 31, 2013:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	2,724,253	$4.98
Exercised	(1,445,729)	$5.08
Forfeited	(20,000)	$4.90
Cancelled	(30,805)	$6.28
Outstanding at December 31, 2013	1,227,719	$4.84	2.6	$2,878
Exercisable at December 31, 2013	1,083,469	$4.84	2.5	$2,545

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. Stock options vest annually over a four-year period, or vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly basis thereafter. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period. There were no stock options granted in 2013 or 2012.
During the years ended December 31, 2013, 2012 and 2011, the total fair value of options that vested during the period, was $1.1 million, $1.3 million and $3.0 million, respectively. In addition, the intrinsic value of options exercised was $3.1 million, $0.0 million, and $0.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Non-Employee Directors Deferred Compensation Plan

We have a deferred compensation plan that enables our non-employee directors to defer the receipt of certain compensation earned in their capacity as non-employee directors. Eligible directors may elect to defer up to100% of their annual retainer fees (which are paid by us on a quarterly basis). In addition, 100% of the annual equity grant payable to non-employee directors is deferred under the Plan.

We grant deferred stock units (“DSUs”) to each participating director on the date that the deferred fees would have otherwise been paid to the director. The DSUs are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The DSUs entitle the non-employee director to receive one share of our common stock for each deferred stock unit following the director's retirement or termination of service from the Board of Directors. For all awards granted prior to 2011, the DSUs are distributed 200 days immediately following such termination date and for all awards granted in 2011 or later, the DSUs are distributed immediately. The entire grant date fair value of deferred stock units is expensed on the date of grant.

The table below summarizes the deferred stock unit activity under the Plan during the year ended December 31, 2013:

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Deferred Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding at January 1, 2013	1,183,637	$3.71
Granted	170,816	$7.79
Distributed	(431,147)	$3.81
Outstanding at December 31, 2013	923,306	$4.41

The weighted-average grant date fair value for deferred stock units granted during the years ended December 31, 2013, 2012 and 2011 was $7.79, $3.47 and $2.89, respectively.

Compensation Expense

We recognized total equity-based compensation expense of $12.9 million, $7.6 million and $8.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, none of which has provided us with a tax benefit due to existence of net operating losses. As of December 31, 2013, a total of $15.4 million of unrecognized compensation costs related to unvested restricted stock units, unvested stock options and unvested PSUs are expected to be recognized over the remaining weighted-average period of 2.7years.

12.	Derivative Financial Instruments

Interest Rate Hedges

At December 31, 2013, we had the following interest rate swaps outstanding that will substantially convert $200.0 million of term loans from a variable to a fixed interest rate once they become effective. We pay a fixed interest rate on the notional amount and in exchange receive a variable interest rate based on the one-month LIBOR rate. The Company does not use derivatives for speculative or trading purposes.

The Company entered into interest rate derivative contracts to protect against volatility of future cash flows of the variable interest payments on the Credit Agreement. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in “Net interest expense” in the Company's Consolidated Statements of Operations, and recognizes the unrealized gain or loss in other non-current assets or liabilities. Unrealized gains/(losses) of $1.2 million and $0 million were recognized at December 31, 2013 and 2012, respectively.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following interest rate swaps that effectively converted an additional $200.0 million of the Term Loan from a variable to a fixed interest rate matured during the year ended December 31, 2012:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	January 29, 2010	January 31, 2012	1.15%	One-month LIBOR
$100.0 million	January 29, 2010	January 31, 2012	1.21%	Three-month LIBOR

The following table summarizes the location and fair value of our interest rate derivative instruments on the Company's Consolidated Balance Sheets.

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2013	December 31, 2012
		(in thousands)
Interest rate swaps not designated as hedging instruments	Other non-current liabilities	$1,205	$—
Interest rate swaps designated as hedging instruments	Other current liabilities	$—	$276

The interest rate swaps were reflected in our Condensed Consolidated Balance Sheets at market value. The corresponding market adjustment related to the hedging instruments was recorded to accumulated other comprehensive income (“AOCI”) and the adjustment related to the instruments not designated as hedging was recorded as Interest expense in the Company's Consolidated Statements of Operations.

The following table shows the market adjustments recorded during the years ended December 31, 2013, 2012 and 2011:

	Gain in Other Comprehensive Income/(Loss)			(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)			Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
				(in thousands)
Interest rate swaps	$276	$311	$2,329	$(277)	$(561)	$(3,328)	$—	$—	$—

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables and intercompany transactions. We primarily hedge our foreign currency exposure to the Pound sterling and the Australian dollar. As of December 31, 2013, we had foreign currency contracts outstanding with a total net notional amount of $282.7 million, all of which subsequently matured in 2014. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of selling, general and administrative expense in our Consolidated Statements of Operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2013	December 31, 2012
		(in thousands)
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$1,412	$2,396

The following table shows the changes in the fair value of our foreign currency contracts which were recorded as a gain/(loss) in selling, general and administrative expense:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Foreign currency hedges (a)	$3,877	$(11,385)	$(2,420)

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)
We recorded transaction gains/(losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $(9.3) million, $6.7 million and $(3.0) million for the years ended December 31, 2013, 2012 and 2011, respectively. These transaction gains and losses were included in selling, general and administrative expense in our consolidated statements of operations. The net impact of these transaction gains and losses, together with the gains/(losses) incurred on our foreign currency hedges, were losses of $5.4 million, $4.7 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Balance Sheets as of December 31, 2013 and 2012. The gross asset amount of the derivative listed below in the maximum loss the Company would incur if the counterparties failed to meet their obligation.

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
	(in thousands)

December 31, 2013	$8,324	$(5,707)	$2,617
December 31, 2012	$3,649	$(977)	$2,672

13. Employee Benefit Plans

We sponsor a defined contribution savings plan for employees in the United States that provides certain of our eligible employees an opportunity to accumulate funds for retirement. HotelClub and ebookers sponsor similar defined contribution savings plans. After employees have attained one year of service, we match the contributions of participating employees on the basis specified by the plans, up to a maximum of 3% of participant compensation. We recorded total expense related to these plans in the amount of $4.9 million, $4.8 million and $5.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

14.	Net Income/(Loss) per Share

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

The following table presents the weighted-average shares outstanding used in the calculation of net income/(loss) per share:

	Years Ended December 31,
Weighted-Average Shares Outstanding	2013	2012	2011
Basic	107,952,327	105,582,736	104,118,983
Diluted effect of:
Restricted stock units	2,586,325	—	—
Performance-based restricted stock units	2,117,454	—	—
Stock options	416,573	—	—
Diluted	113,072,679	105,582,736	104,118,983

The following equity awards were not included in the diluted net income/(loss) per share calculation because they would have had an antidilutive effect:

	Years Ended December 31,
Antidilutive Equity Awards	2013	2012	2011
Stock options	200,409	3,009,654	3,274,156
Restricted stock units	5,772	4,379,665	4,455,507
Performance-based restricted stock units	—	907,616	1,065,250
Total	206,181	8,296,935	8,794,913

15.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $12.3 million and $5.6 million at December 31, 2013 and 2012, respectively. Amounts due to or from Travelport are generally settled on a net basis.

The following table summarizes the related party transactions with Travelport and its subsidiaries, reflected in our consolidated statements of operations:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net revenue (a) (b)	$85,293	$98,113	$110,302
Cost of revenue	(60)	250	619
Selling, general and administrative expense	116	260	875
Marketing expense	53	—	—
Interest expense (c)	4,106	6,706	5,595

(a)
Net revenue includes incentive revenue for segments processed through Galileo and Worldspan, both of which are subsidiaries of Travelport. This incentive revenue accounted for more than 10% of our total net revenue in 2012 and 2011 (see “GDS Service Agreement” section below).

(b)
Net revenue includes amounts recognized under our GDS services agreement and bookings sourced through Donvand Limited and OctopusTravel Group Limited (doing business as Gullivers Travel Associates, “GTA”) through March 31, 2011; as of the end of the second quarter of 2011, GTA was no longer a related party. In addition, net revenue for the year ended December 31, 2011 includes incremental GDS incentive revenue recognized from 2011 under the Letter Agreement with Travelport (see “Letter Agreement” section below).

(c)	Interest expense relates to letters of credit issued on our behalf by Travelport (see Note 9 - Commitments and Contingencies).

Separation Agreement

We entered into a Separation Agreement with Travelport at the time of the IPO. This agreement, as amended, provided the general terms for the separation of our respective businesses. When we were a wholly-owned subsidiary of Travelport, Travelport provided guarantees, letters of credit and surety bonds on our behalf under our commercial agreements and leases and for the benefit of regulatory agencies. Under the Separation Agreement, we were required to use commercially reasonable efforts to have Travelport released from any then outstanding guarantees and surety bonds. As a result, Travelport no longer provides surety bonds on our behalf or guarantees in connection with commercial agreements or leases entered into or replaced by us subsequent to the IPO. Our ability to pay dividends may require the prior consent of Travelport. As of April 15, 2013, Travelport is no longer obligated to issue letters of credit on our behalf.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GDS Service Agreement

In connection with the IPO, we entered into the Travelport GDS Service Agreement, which was scheduled to expire on December 31, 2014. The Travelport GDS Service Agreement is structured such that we earn incentive revenue for each air, car and hotel segment that is processed through the Travelport GDSs. This agreement required that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 27.8 million, 31.4 million and 32.8 million segments through the Travelport GDSs during the years ended December 31, 2013, 2012 and 2011, respectively. Of the required number of segments, 16.0 million segments were required to be processed each year through Worldspan, and 11.8 million, 15.4 million and 16.8 million segments were required to be processed through Galileo during the years ended December 31, 2013, 2012 and 2011, respectively. We are not subject to these minimum volume thresholds to the extent that we process all eligible segments through the Travelport GDS. No payments were made to Travelport related to the minimum segment requirement for our domestic brands for the years ended December 31, 2013, 2012 and 2011.

The Travelport GDS Service Agreement also required that ebookers use the Travelport GDSs exclusively in certain countries for segments processed through GDSs in Europe. Our failure to process at least 95% of these segments through the Travelport GDSs would result in a shortfall payment of $1.25 per segment for each segment processed through an alternative GDS provider. We failed to meet this minimum segment requirement during the year ended December 31, 2011, and as a result, we were required to make a shortfall payment of $0.4 million to Travelport related to that year. There was not a shortfall for either of the years ended December 31, 2013 or 2012.

In February 2014, the Company announced that it has entered into an agreement with Travelport for the provision of GDS services, which terminates and replaces our prior Travelport GDS service agreement. Under the New Travelport GDS Service Agreement, Orbitz is obligated in 2014 to use only Travelport GDSs for all air and car segments booked on its domestic agencies and is subject to certain other exclusivity obligations for its segments booked in Europe and other markets as defined in the New Travelport GDS Service Agreement. The Company is required to pay a fee for each segment that is not booked through Travelport GDSs in 2014 subject to exclusivity obligations discussed above. However beginning January 1, 2015, the Company will no longer be subject to exclusivity obligations. Under the GDS Agreement beginning in 2015, we are obligated to provide certain levels of volume over the contract period and may be subject to pay shortfall payments in certain cases if we fail to meet volume commitments. The agreement terminates on December 31, 2018.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Related Party Transactions with Affiliates of Blackstone

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

The following table summarizes the related party balances with other affiliates of Blackstone, reflected in our consolidated balance sheets:

	December 31, 2013	December 31, 2012
	(in thousands)
Accounts receivable	$681	$332
Prepaid expenses	4	—
Accounts payable	673	315
Accrued merchant payable	16,275	2,491
Accrued expenses	—	30

The following table summarizes the related party transactions with other affiliates of Blackstone, reflected in our consolidated statements of operations:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net revenue	$24,826	$13,348	$23,966
Cost of revenue	—	—	15,144
Selling, general and administrative expense	506	760	2,354
Marketing expense	—	—	70

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Fair Value Measurements

The following table shows the fair value of our assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2013 and 2012, which are classified as Other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	December 31, 2013				December 31, 2012
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)				(in thousands)
Liabilities:
Foreign currency hedges	$1,412	$1,412	$—	$—	$2,396	$2,396	$—	$—
Interest rate swaps	$1,205	$—	$1,205	$—	$276	$—	$276	$—

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

In connection with our annual impairment test as of December 31, 2013, we estimated the fair values of our non-financial assets of goodwill, trademarks and trade names, and compared those estimates to the respective carrying values (see Note 4 - Goodwill and Intangible Assets). The fair values of all of our non-financial assets exceeded the carrying values.

In connection with our annual impairment test as of December 31, 2012, we estimated the fair values of our non-financial assets of goodwill, trademarks and trade names, and compared those estimates to the respective carrying values (see Note 4 - Goodwill and Intangible Assets). As a result of lower than expected performance and future cash flows for the Americas reporting unit, we recorded a non-cash impairment charge related to the goodwill of the Americas reporting unit and a non-cash impairment charge related to the trademarks and trade names associated with Orbitz and CheapTickets. The fair values of our trademarks and tradenames associated with Hotelclub and ebookers exceeded the respective carrying values.

The following table shows the fair value of our non-financial assets and related losses that were required to be measured at fair value on a non-recurring basis during the year ended December 31, 2012:

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of the Term Loan was $443.3 million at December 31, 2013, compared with a fair value of $446.8 million. At December 31, 2012, the carrying value of the Term Loan was $440.0 million, compared with a fair value of $425.7 million. The fair values were determined based on quoted market ask prices, which is classified as a Level 2 measurement.

17.	Segment Information

We determine operating segments based on how our chief operating decision maker manages the business, including making operating decisions deciding how to allocate resources and evaluating operating performance. We operate in one segment and have one reportable segment.

We maintain operations in the United States, United Kingdom, Australia, Germany, Sweden, France, Finland, Ireland, Switzerland and other international territories. The table below presents net revenue by geographic area: the United States and all other countries. Net revenue is based on the location of the legal entity through which the booking is processed.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net revenue
United States	$618,623	$562,026	$546,840
All other countries	228,380	216,770	219,979
Total	$847,003	$778,796	$766,819

The table below presents property and equipment, net, by geographic area.

	December 31, 2013	December 31, 2012
	(in thousands)
Long-lived assets
United States	$111,458	$126,233
All other countries	4,687	6,311
Total	$116,145	$132,544

18.	Quarterly Financial Data (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information.

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013 (a)
	(in thousands, except per share data)
Net revenue	$197,426	$220,919	$225,798	$202,860
Cost and expenses	182,746	193,450	203,171	205,670
Operating income/(loss)	14,680	27,469	22,627	(2,810)
Net income	5,342	12,982	561	146,200
Basic net income per share	$0.05	$0.12	$0.01	$1.38
Diluted net income per share	$0.05	$0.11	$0.00	$1.34

(a)	During the three months ended March 31, 2013, we reversed $157.5 million in valuation allowance related to deferred tax assets (see Note 10 - Income Taxes).

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31, 2012 (b)	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, except per share data)
Net revenue	$189,737	$198,303	$200,977	$189,779
Cost and expenses	495,388	173,393	186,105	185,835
Operating income/(loss)	(305,651)	24,910	14,872	3,944
Net income/(loss)	(314,629)	14,818	4,584	(6,511)
Basic net income/(loss) per share	$(2.96)	$0.14	$0.04	$(0.06)
Diluted net income/(loss) per share	$(2.96)	$0.14	$0.04	$(0.06)

(b)	During the three months ended December 31, 2012, we recorded non-cash impairment charges related to goodwill and intangible assets of $321.2 million (see Note 4 - Goodwill and Intangible Assets).

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events

On February 10, 2014, the Company announced it entered into new multi-year global distribution agreements with Amadeus IT Group, S.A., Sabre Inc. and Travelport for the provision of technology and travel management solutions.
At the time of its initial public offering in 2007, the Company entered into a subscriber services agreement with Travelport that included certain exclusivity provisions for its global distribution services. From January 1, 2015, we will no longer be subject to these exclusivity provisions.

On February 28, 2014, the Company announced it acquired certain assets and contracts of the Travelocity Partner Network, which provides private label travel technology solutions for bank loyalty programs and online commerce sites. The acquisition price was not material.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions	Balance at End of Period
	(in thousands)
Tax Valuation Allowance
Year Ended December 31, 2013	$296,808	$(165,764)	(a)	$(22,484)	(b)	$—	$108,560
Year Ended December 31, 2012	298,860	(530)		(1,522)	(b)	—	296,808
Year Ended December 31, 2011	312,520	1,651		(15,311)	(c)	—	298,860

(a)	Relates to the release of the valuation allowance on U.S. deferred tax assets.

(b)
Represents foreign currency translation adjustments to the valuation allowances, reclassification adjustments between our gross deferred tax assets and the corresponding valuation allowance and the effects of a U.K. tax rate change.

(c)
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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). Based on that evaluation, our management concluded that, as of December 31, 2013, our disclosure controls and procedures were effective. We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting other than as described below in Management's Annual Report on Internal Control over Financial Reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As of December 31, 2013, our management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria in Internal Control - Integrated Framework (1992), established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the financial statements contained in this Annual Report on Form 10-K and issued an opinion on the effectiveness of our internal control over financial reporting, which report is included herein.

Remediation of Prior Material Weakness in Internal Control over Financial Reporting

Our management previously identified and disclosed a material weakness in internal control over financial reporting related to ineffective information technology controls. We have been actively engaged in the implementation of a remediation effort to address the material weakness.

During the fourth quarter of 2013, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting and which contributed to the remediation of the material weakness described above.

•We completed final aspects of the implementation of a comprehensive plan to design, document and implement IT general and application controls to address the material weakness in the Company's internal control over financial reporting.

•We have implemented all key elements of a sub-ledger reporting system that strengthened our controls surrounding account reconciliations and journal entries and enhanced our ability to identify and investigate apparent data or other anomalies.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orbitz Worldwide, Inc.
Chicago, Illinois

We have audited the internal control over financial reporting of Orbitz Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013, of the Company and our report dated March 6, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 6, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” in the 2014 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

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

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation,” “Summary Compensation Table” and “Director Compensation” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included in Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Person Transactions” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance — Independence of Directors” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Deloitte & Touche LLP” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements: The following financial statements are included in Item 8 herein:

(a)(2)	Financial Statement Schedules: The following financial statement schedule is included in Item 8 herein:

Schedule II. Valuation and Qualifying Accounts	91
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

ORBITZ WORLDWIDE, INC

Date:	March 6, 2014	By:	/s/ Barney Harford
Barney Harford
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2014	By:	/s/ Barney Harford
Barney Harford
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 6, 2014	By:	/s/ Michael Randolfi
Michael Randolfi
Chief Financial Officer
(Principal Financial Officer)

Date:	March 6, 2014	By:	/s/ Thomas L. Kram
Thomas L. Kram
Group Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 6, 2014	By:	/s/ Jeff Clarke
Jeff Clarke
Chairman of the Board of Directors

Date:	March 6, 2014	By:	/s/ Martin J. Brand
Martin J. Brand
Director

Date:	March 6, 2014	By:	/s/ Mark S. Britton
Mark S. Britton
Director

Date:	March 6, 2014	By:	/s/ Kenneth S. Esterow
Kenneth S. Esterow
Director

Date:	March 6, 2014	By:	/s/ Scott Forbes
Scott Forbes
Director

Date:	March 6, 2014	By:	/s/ Robert L. Friedman
Robert L. Friedman
Director

Date:	March 6, 2014	By:	/s/ Bradley T. Gerstner
Bradley T. Gerstner
Director

Date:	March 6, 2014	By:	/s/ Kristina M. Leslie
Kristina M. Leslie
Director

EXHIBIT INDEX

Exhibit No.		Description

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
Credit Agreement, dated March 25, 2013, among Orbitz Worldwide, Inc., Credit Suisse AG, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other agents and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2013).

10.7
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

10.11
Third Amendment to the Separation Agreement, dated as of May 9, 2013, between Travelport Limited and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2013).

10.12
Letter Agreement, dated as of December 27, 2011, between Orbitz Worldwide, Inc. and Travelport Limited (incorporated by reference to Exhibit 10.24 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K/A, Amendment No. 1, for the Fiscal Year ended December 31, 2011).

10.13
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

10	.16†
Software License Agreement, dated as of April 1, 2011, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2011).

10	.17†
Letter Agreement, dated as of November 15, 2010, by and between Orbitz Worldwide, LLC and Google Inc., related to Software License Agreement, dated as of April 1, 2011, by and between Orbitz Worldwide, LLC and ITA Software, Inc. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2011).

10	.18†
Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Current Report on Form 8-K/A filed on February 27, 2008).

10	.19†
First Amendment, dated as of February 8, 2008, to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended March 31, 2008).

10	.20†
Second Amendment, dated as of April 4, 2008, to Subscriber Services Agreement, dated as of July 23, 2007, between Galileo International, L.L.C., Galileo Nederland B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Form 10-Q for the Quarterly Period ended June 30, 2008).

10	.21†
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

10.22
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

10.23
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

10.25
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

10.26
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

10.27
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

Exhibit No.		Description
10.28
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

10	.29†
Letter Agreement, dated as of February 1, 2011, between Orbitz Worldwide, Inc. and Travelport, LP (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2011).

10.30
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

10.31
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

10.33
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

10.34
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

10.37
Car and Hotel Database Addendum, dated January 23, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2013).

10.38
API Addendum, dated March 25, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2013).

10	.39†
Amendment to the API Addendum, dated June 27, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC(incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2013).

10	.40†
Nineteenth Amendment, dated as of May 2, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2013).

Exhibit No.		Description
10	.41†
Twentieth Amendment, dated as of August 19, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC(incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2013).

10	.42†
Twenty-First Amendment, dated as of September 26, 2013, to Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2013).

10	.43†
Activity Addendum, dated September 26, 2013, to the Subscriber Services Agreement, dated July 23, 2007, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC(incorporated by reference to Exhibit 10.8 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2013).

10	.44†
Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 27, 2007).

10	.45†
Amendment, effective as of January 17, 2008, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.16 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007).

10	.46†
First Amended UltraDirect Services Schedule to the Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2010).

10	.47†
First Amended Pricing Schedule to the Master Services Agreement, effective as of August 8, 2007, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2010).

10	.48†
Second Amended UltraDirect Services Schedule to the Master Services Agreement, effective as of July 1, 2012, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.5 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.49†
Second Amended Pricing Schedule (UltraDirect) to the Master Services Agreement, effective as of July 1, 2012, between Pegasus Solutions, Inc. and Orbitz Worldwide, LLC (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.50*
Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated, effective June 11, 2013 (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013).

10	.51*
Employment Agreement (including Form of Option Award Agreement), dated as of January 6, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.2 to Orbitz Worldwide, Inc. Current Report on Form 8-K filed on January 12, 2009).

10	.52*
Amendment to Employment Agreement, effective as of July 17, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).

10	.53*
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
Amendment to Letter Agreement, dated April 30, 2013, between Orbitz Worldwide, Inc. and Chris Orton (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013).

10	.57*
Letter Agreement, dated June 23, 2009, between Orbitz Worldwide, Inc. and Roger Liew (incorporated by reference to Exhibit 10.59 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

Exhibit No.		Description
10	.58*
Addendum to Offer Letter, dated July 2, 2009, between Orbitz Worldwide, Inc. and Roger Liew (incorporated by reference to Exhibit 10.60 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10	.59*
Amendment to Letter Agreement, dated October 3, 2012, between Orbitz Worldwide, Inc. and Roger Liew (incorporated by reference to Exhibit 10.61 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10	.60*
Amendment #2 to Letter Agreement, dated April 26, 2013, between Orbitz Worldwide, Inc. and Roger Liew (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013).

10	.61*
Letter Agreement, dated July 5, 2012, between Orbitz Worldwide, Inc. and David Belmont (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.62*
Letter Agreement, dated January 17, 2013, between Orbitz Worldwide, Inc. and David Belmont (incorporated by reference to Exhibit 10.64 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012) .

10	.63*
Letter Agreement, dated April 26, 2013, between Orbitz Worldwide, Inc. and David Belmont (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013).

10	.64*
Letter Agreement, dated November 5, 2012, between Orbitz Worldwide, Inc. and Mitch Marcus (incorporated by reference to Exhibit 10.63 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10	.65*
Letter Agreement, dated February 5, 2013, between Orbitz Worldwide, Inc. and Michael O. Randolfi (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2013).

10	.66*
Form of Option Award Agreement (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Registration No. 333-142797) filed on July 18, 2007).

10	.67*
Form of Option Award Agreement for Converted Travelport Equity Awards (incorporated by reference to Exhibit 10.15 to the Orbitz Worldwide, Inc. Quarterly Report on 10-Q for the Quarterly Period ended September 30, 2007).

10	.68*	Form of Stock Option Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.69*	Form of Stock Option Award Agreement (Executive Officers) - 2010 Stock Option Exchange (incorporated by reference to Exhibit (d)(2) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).
10	.70*	Form of Stock Option Award Agreement (Executive Officers) - 2010 Stock Option Exchange (incorporated by reference to Exhibit (d)(3) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).
10	.71*
Form of Stock Option Award Agreement (Converted Travelport Equity) - 2010 Stock Option Exchange (incorporated by reference to Exhibit (d)(4) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).

10	.72*
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

10	.74*
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

10	.76*	Form of Restricted Stock Unit Award Agreement for Senior Management (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
10	.77*	Form of Restricted Stock Unit Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).

Exhibit No.		Description
10	.78*
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

10	.81*
Form of CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).

10	.82*
Form of Performance-Based Restricted Stock Unit Award Agreement - 2008 Equity Grants (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).

10	.83*
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

10	.85*
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
Form of Performance-Based Restricted Stock Unit Award Agreement (Chief Executive Officer) - 2013 Equity Grants (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.88*
Form of Performance-Based Restricted Stock Unit Award Agreement (Senior Vice President) - 2013 Equity Grants (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.89*
Form of Performance-Based Restricted Stock Unit Award Agreement (Senior Vice President - United Kingdom) - 2013 Equity Grants (incorporated by reference to Exhibit 10.8 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.90*
Form of Restricted Stock Unit Award Agreement (Chief Executive Officer) - 2013 Equity Grants (incorporated by reference to Exhibit 10.9 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.91*
Form of Restricted Stock Unit Award Agreement (Senior Vice President and Group Vice President) - 2013 Equity Grants (incorporated by reference to Exhibit 10.10 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.92*
Form of Restricted Stock Unit Award Agreement (Senior Vice President - United Kingdom) - 2013 Equity Grants (incorporated by reference to Exhibit 10.11 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.93*
Form of Restricted Stock Unit Award Agreement (Vice President - Australia) - 2013 Equity Grants (incorporated by reference to Exhibit 10.12 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.94*
Form of Restricted Stock Unit Award Agreement (Vice President - France) - 2013 Equity Grants (incorporated by reference to Exhibit 10.13 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.95*
Amended and Restated Orbitz Worldwide, Inc. Performance-Based Annual Incentive Plan, as amended and restated, effective June 12, 2012 (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 15, 2012).

10	.96*
Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan, as amended and restated, effective January 1, 2013 (incorporated by reference to Exhibit 10.87 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

Exhibit No.		Description
10	.97*	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
21		List of Subsidiaries.
23		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS#	XBRL Instance Document
101	.SCH#	XBRL Taxonomy Extension Schema Document
101	.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

*	Indicates a management contract or compensatory plan or arrangement.

#
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.