Form 10-Q
period 2014-03-31
Orbitz Worldwide, Inc.
filed 2014-05-05
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

As of April 30, 2014, 109,246,526 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2013 Annual Report on Form 10-K filed on March 6, 2014 with the Securities and Exchange Commission. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Net revenue	$210,255	$202,860
Cost and expenses:
Cost of revenue	42,745	41,294
Selling, general and administrative	66,242	72,364
Marketing	76,778	74,936
Depreciation and amortization	13,593	14,499
Impairment of property and equipment	—	2,577
Total operating expenses	199,358	205,670
Operating income/(loss)	10,897	(2,810)
Other income/(expense):
Net interest expense	(9,577)	(9,529)
Total other expense	(9,577)	(9,529)
Income (loss) before income taxes	1,320	(12,339)
Provision (benefit) for income taxes	7,254	(158,539)
Net income (loss)	$(5,934)	$146,200

Net income (loss) per share - basic:
Net income (loss) per share	$(0.05)	$1.38
Weighted-average shares outstanding	109,593,798	106,294,089

Net income (loss) per share - diluted:
Net income (loss) per share	$(0.05)	$1.34
Weighted-average shares outstanding	109,593,798	108,962,383

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(5,934)	$146,200
Other comprehensive income/(loss):
Currency translation adjustment	(3,554)	10,164
Unrealized loss on floating to fixed interest rate swaps (net of tax of $0 and $2,558)	—	(2,282)
Other comprehensive income/(loss)	(3,554)	7,882
Comprehensive income (loss)	$(9,488)	$154,082

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$249,530	$117,385
Accounts receivable (net of allowance for doubtful accounts of $1,568 and $1,186, respectively)	132,056	82,599
Prepaid expenses	18,494	17,113
Due from Travelport, net	18,031	12,343
Other current assets	13,817	13,862
Total current assets	431,928	243,302
Property and equipment (net of accumulated depreciation of $347,655 and $334,720)	115,443	116,145
Goodwill	349,228	345,388
Trademarks and trade names	90,533	90,398
Other intangible assets, net	7,120	89
Deferred income taxes, non-current	154,342	160,637
Restricted cash	120,208	118,761
Other non-current assets	36,510	32,966
Total Assets	$1,305,312	$1,107,686
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,907	$16,432
Accrued merchant payable	512,127	337,308
Accrued expenses	133,672	145,778
Deferred income	65,685	40,616
Term loan, current	41,100	13,500
Other current liabilities	9,160	4,324
Total current liabilities	787,651	557,958
Term loan, non-current	398,775	429,750
Tax sharing liability	70,470	61,518
Other non-current liabilities	16,145	16,738
Total Liabilities	1,273,041	1,065,964
Commitments and contingencies (see Note 6)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 109,159,331 and 108,397,627 shares issued, respectively	1,091	1,084
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,055,243	1,055,213
Accumulated deficit	(1,023,473)	(1,017,539)
Accumulated other comprehensive income/(loss) (net of accumulated tax benefit of $0 and $0)	(538)	3,016
Total Shareholders’ Equity	32,271	41,722
Total Liabilities and Shareholders’ Equity	$1,305,312	$1,107,686

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$(5,934)	$146,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,593	14,499
Impairment of property and equipment	—	2,577
Amortization of unfavorable contract liability	—	(895)
Non-cash net interest expense	2,850	3,574
Deferred income taxes	6,376	(158,667)
Stock compensation	2,885	2,644
Changes in assets and liabilities:
Accounts receivable	(48,914)	(24,801)
Due from Travelport, net	(5,645)	(8,974)
Accounts payable, accrued expenses and other current liabilities	2,512	23,011
Accrued merchant payable	174,447	151,515
Deferred income	24,462	21,814
Other	(10,165)	3,757
Net cash provided by operating activities	156,467	176,254
Investing activities:
Property and equipment additions	(7,714)	(8,264)
Acquisitions, net of cash acquired	(10,000)	—
Changes in restricted cash	(1,432)	(65,323)
Net cash used in investing activities	(19,146)	(73,587)
Financing activities:
Payments on and retirement of term loans	(3,375)	(440,030)
Issuance of long-term debt, net of issuance costs	—	434,068
Employee tax withholdings related to net share settlements of equity-based awards	(2,937)	(21)
Proceeds from exercise of employee stock options	90	196
Payments on tax sharing liability	—	(4,448)
Net cash used in financing activities	(6,222)	(10,235)
Effects of changes in exchange rates on cash and cash equivalents	1,046	(2,926)
Net increase in cash and cash equivalents	132,145	89,506
Cash and cash equivalents at beginning of period	117,385	130,262
Cash and cash equivalents at end of period	$249,530	$219,768
Supplemental disclosure of cash flow information:
Income tax payments, net	$1,014	$159
Cash interest payments	$6,792	$5,451
Non-cash investing activity:
Capital expenditures incurred not yet paid	$338	$3,129

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

At March 31, 2014 and December 31, 2013, there were 109,134,094 and 108,372,390 shares of our common stock outstanding, respectively, of which approximately 48% and 48% were beneficially owned by Travelport and the investment funds that indirectly own Travelport.

We are a leading global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services including hotels, flights, vacation packages, car rentals, cruises, rail tickets, travel insurance, destination services and event tickets. We provide our customers an easy-to-use booking experience across a wide variety of devices. Our global brand portfolio includes Orbitz.com and CheapTickets in the United States; ebookers in Europe; and HotelClub which focuses on the Asia Pacific region. We also own and operate Orbitz for Business, which is a corporate travel management company, and the Orbitz Partner Network, which delivers private label travel solutions to a broad range of partners.

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

Management believes that the accompanying condensed consolidated financial statements contain all adjustments, composed of normal recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2013 Annual Report on Form 10-K.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions

On February 19, 2014, the Company entered into an asset sale and purchase agreement with Travelocity.com LP (“Travelocity”) for certain assets and contracts of the Travelocity Partner Network (“TPN”), which provides private label travel technology solutions for bank loyalty programs and online commerce sites. On February 28, 2014, the Company closed the transaction for cash consideration of $10.0 million with the potential for additional consideration of up to $10.0 million payable if post acquisition revenue targets in excess of agreed amounts (“Earn-Out”) for 2014 and 2015 are achieved, subject to reduction if the level of revenue received from the TPN business does not meet certain thresholds. The companies also entered into a transition services agreement, in which Travelocity will provide various services and support, and for which the Company will pay approximately $0.7 million and $1.9 million in 2014 and 2015, respectively. It has been determined that the transition services agreement is unfavorable compared with market conditions as of the purchase date and a net unfavorable contract liability of approximately $1.1 million has been established in conjunction with our preliminary allocation of purchase price. Transaction costs were incurred in connection with this acquisition of approximately $0.4 million for the three months ended December 31, 2013 and $0.4 million for the three months ended March 31, 2014 and are included in the Selling, general and administrative expenses in our Consolidated Statements of Operations for those periods.

The acquisition was accounted for pursuant to ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair value as of the acquisition date. The Company generally used the income approach to estimate fair values. Cash flows utilized in the valuation were discounted to their present value using a rate of return that includes the relative risk of not realizing the estimated cash flows and the time value of money.

The fair value of estimated Earn-Out was calculated based on various levels of revenue thresholds for each year and assigning an expected probability of reaching each level, and the corresponding payment. An average expected payout was calculated and discounted to the purchase date. At the end of each reporting period after the acquisition date, the Earn-Out will be re-measured to its fair value, with changes in fair value recorded in earnings.

The following table summarizes the preliminary purchase price and the preliminary allocation of the purchase price and is subject to revision as the Company finalizes it estimates:

Amount
Preliminary Purchase Price	(in thousands)
Consideration
Cash paid	$10,000
Contingent consideration	3,900
Total	$13,900

Preliminary allocation of Purchase Price
Property and equipment (software)	$4,010
Finite-lived intangible assets - Customer relationships	7,120
Unfavorable contracts	(1,070)
Fair value of net assets acquired	10,060
Goodwill	3,840
Total	$13,900

The amounts of TPN's revenue and pretax loss included in the condensed consolidated income statement for the three months ended March 31, 2014 was $4.7 million and $1.3 million, respectively. The revenue and earnings of the combined entity had the acquisition date been January 1, 2014 and January 1, 2013 are not available as the related business was not reported separately from that of Travelocity.

Our acquired finite-lived customer relationship assets will be amortized over their estimated useful lives of 5 years, using a straight-line basis. The property and equipment will be amortized over their estimated useful lives of 1.5 years. None of the goodwill recognized is expected to be deductible for income tax purposes.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Goodwill and indefinite-lived intangible assets:
Goodwill	$349,228	$345,388
Trademarks and tradenames	90,533	90,398

Goodwill relates to our U.S. subsidiaries and trademarks and tradenames are allocated among our subsidiaries, including foreign subsidiaries. As a result trademarks and tradenames are impacted by foreign currency translation each period.

The changes in the carrying amount of goodwill during the three months ended March 31, 2014 were as follows:

Amount
(in thousands)
Balance at January 1, 2014	$345,388
Goodwill acquired	3,840
Balance at March 31, 2014	$349,228

Goodwill acquired during the first three months of fiscal year 2014 related to our acquisition of certain TPN assets. See Note 2 - Acquisitions.

We assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. We perform our annual impairment testing of goodwill and other indefinite-lived intangibles assets as of December 31.

Amount
(in thousands)
Other Intangible Assets, Net
Balance at January 1, 2014, net of accumulated impairment of $4,604	$89
Amortization expense	(89)
Intangible assets acquired	7,120
Balance at March 31, 2014	$7,120

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Term Loans and Revolving Credit Facility

Our $515.0 million senior secured credit facility (the “Credit Agreement”) consists of a $100.0 million term loan (“Tranche B Term Loan”) maturing September 25, 2017, a $350.0 million term loan (“Tranche C Term Loan”) maturing March 25, 2019 (collectively, the “Term Loans”) and the Revolver. See Note 14 - Subsequent Event.

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

The principal amounts of the Tranche B and Tranche C Term Loans are payable in quarterly installments of $2.5 million and $0.875 million, respectively, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loans. In addition, we are required, subject to certain exceptions, to make payments on the Term Loans (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain first lien leverage ratios) of the prior year’s excess cash flow, as defined in the Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement.

Based on our current financial projections for the year ending December 31, 2014, we estimate that we will be required to make a $27.6 million prepayment from excess cash flow in the first quarter of 2015. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of March 31, 2014. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2015 is not reasonably estimable as of March 31, 2014.

The change in the term loans during the three months ended March 31, 2014 was as follows:

Amount
(in thousands)
Balance at January 1, 2014 (current and non-current)	$443,250
Scheduled principal payments of Term Loans	(3,375)
Balance at March 31, 2014 (current and non-current)	$439,875

At March 31, 2014, the Term Loans had a variable interest rate based on LIBOR rates, resulting in a weighted-average interest rate of 5.49%, excluding the impact of the amortization of debt issuance costs.

The table below shows the aggregate maturities of the Term Loans over the remaining term of the Credit Agreement, excluding any mandatory prepayments that could be required under the Term Loans.

Year	(in thousands)
2014	$10,125
2015	13,500
2016	13,500
2017	68,500
2018	3,500
Thereafter	330,750
Total	$439,875

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolver

The Revolver provides for borrowings and letters of credit up to $65.0 million, through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit. The Revolver bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 5.50% per annum or the Base Rate plus a margin of 4.50% per annum. The margin is subject to step down by 0.25% per annum based on our total leverage ratio, as defined in the Credit Agreement. We pay a letter of credit fee in the amount of the Eurocurrency Rate on all outstanding letters of credit and we incur a facility fee of 0.50% per annum on all loans, letters of credit and any unused amounts on the Revolver. At March 31, 2014 there were no outstanding borrowings or letters of credit issued under the Revolver.

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

The Credit Agreement requires us to maintain a minimum cash interest coverage ratio and not to exceed a maximum first lien leverage ratio, each as defined in the Credit Agreement. The minimum cash interest coverage ratio that we are required to maintain for the term of the Credit Agreement is 2.5 to 1. The maximum first lien leverage ratio that we were required not to exceed was 4.25 to 1 at March 31, 2014. As of March 31, 2014, we were in compliance with all financial covenants and conditions of the Credit Agreement.

5.	Tax Sharing Liability

We have a liability included in our Condensed Consolidated Balance Sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of March 31, 2014, the estimated remaining payments that may be due under this agreement were approximately $107.1 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $82.8 million and $80.2 million at March 31, 2014 and December 31, 2013, respectively. The change in the tax sharing liability for the three months ended March 31, 2014 was as follows:

Amount
(in thousands)
Balance at January 1, 2014 (current and non-current)	$80,191
Accretion of interest expense (a)	2,605
Balance at March 31, 2014 (current and non-current)	$82,796

(a)	We accreted interest expense related to the tax sharing liability of $2.6 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $12.3 million and $18.7 million was included in Accrued expenses in our Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively. The long-term portion of the tax sharing liability of $70.5 million and $61.5 million was reflected as Tax sharing liability in our Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Commitments and Contingencies

Our contractual obligations as of March 31, 2014 did not materially change from the amounts set forth in our 2013 Annual Report on Form 10-K.

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. At March 31, 2014 and December 31, 2013, we had accruals of $6.0 million and $5.5 million related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Below, we have provided relevant information on these matters.

We are party to various cases brought by municipalities and other state and local governmental entities in the U.S. involving hotel occupancy or related taxes and our merchant hotel business model. Most of the cases were brought simultaneously against other OTCs, including Expedia, Travelocity and Priceline. Certain of these cases are class actions, some of which have been confirmed on a state-wide basis and some which are purported. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinances, as well as related sales and use taxes. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, failure to pay sales or use tax, and in some cases, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay interest, penalties and fines. The proliferation of additional cases could result in substantial additional defense costs.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. The following taxing bodies have issued notices to the Company: 43 cities in California; Broomfield, Colorado Springs, Durango, Frisco, Glendale, Glenwood Springs, Golden, Grand Junction, Greeley, Greenwood Village, Lafayette, Lakewood, Littleton, Loveland, Silverthorne, and Steamboat Springs, Colorado; Arlington, Texas; Brunswick and Stanly, North Carolina; Davis, Summit, Salt Lake and Weber, Utah; the Arizona Department of Revenue; the New Mexico Department of Revenue; the Ohio Department of Taxation; Paradise Valley, Arizona; St. Louis, Missouri; Alabama Municipalities; the Louisiana Department of Revenue; the Vermont Department of Taxation; and the Maine Department of Revenue. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes.

The following taxing authorities have issued assessments which are not final and are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; Lake County, Indiana; the Wisconsin Department of Revenue; and 12 taxing jurisdictions in Arizona. These assessments range from $0.02 million to approximately $5.8 million, and total approximately $8.4 million.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The OTCs, including Orbitz, have prevailed in the large majority of hotel tax cases that have been decided to date, having obtained favorable judgments in more than two dozen cases. However, there have been certain adverse lower court decisions against Orbitz and the other OTCs that, if affirmed, could result in significant liability to the Company.

First, in July 2011, related to the City of San Antonio hotel occupancy tax case, the United States District Court for the Western District of Texas issued its findings of fact and conclusions of law in which it held the defendant OTCs, including Orbitz, liable for hotel occupancy taxes on markup, fees, and breakage revenue, and also imposed penalties and interest. On April 4, 2013, the Court entered judgment against Orbitz in the amount of approximately $4.3 million and post-judgment motions are still pending. The OTCs, including Orbitz, intend to appeal once the pending motions are ruled upon by the court. Because we do not believe a loss is probable given the numerous issues that exist on appeal, we have not accrued any liability related to this case.

Second, in September 2012, the Superior Court of the District of Columbia granted the District’s motion for partial summary judgment and denied the OTCs’ motion for summary judgment, finding the companies liable for sales tax on hotel reservations dating back to the inception of the merchant model. Although the Court acknowledged that the District had amended its law in 2011, and that the sales tax law was ambiguous prior to that time, the Court nonetheless found the OTCs liable for merchant model hotel reservations before that date. Because we believe that the Court’s finding of liability was the result of a misapplication of the law, we do not believe a loss is probable relating to the pre-amendment case and plan to appeal. Accordingly, we have not accrued any liability relating to the District of Columbia case for the period prior to July 2011. On March 25, 2014, Orbitz paid a judgment of $3.8 million, which represents the sales tax attributable to orbitz.com’s hotel reservations through December 31, 2011. This amount is subject to a refund if Orbitz prevails in its appeal. Although the Company expects to prevail on the issue of whether it is liable for sales tax before July 2011, it is possible that we will not prevail, and if that occurs, that amount of the judgment that we have not expensed is approximately $3.7 million.

Third, in January 2013, the Tax Court of Appeals in Hawaii ruled that the OTCs are subject to Hawaii’s general excise tax. The Court also determined that the “splitting provision” contained in the Hawaii general excise tax statute, which limits application of the tax to only the amounts that travel agents receive for their services, does not apply to the transactions at issue. On March 19, 2013, the Court issued an order in which it also imposed “failure to file” and “failure to pay” penalties on the OTCs. On August 15, 2013, the Hawaii Tax Appeal Court ruled that the OTCs were required to pay interest on penalties, and entered final judgment disposing of all issues and claims of all parties. On September 11, 2013, the OTCs filed their notice of appeal. Under Hawaii law, in order to appeal, Orbitz was required to pay the total amount of the final judgment to Hawaii prior to appealing the Court’s order. Accordingly, Orbitz made payments to Hawaii of $16.9 million in April 2013, and approximately$9.2 million to Hawaii in September 2013. These amounts reflected a determination of Orbitz’s liability for general excise tax (both on the amounts that it receives for its services and the amounts that the hotels receive for the rental of their rooms), interest, penalties, and interest on penalties. Although Orbitz disagrees with the Court’s rulings on general excise tax and intends to appeal them, we have recorded an expense of $4.2 million in light of the decision. The $4.2 million represents the amount Orbitz estimates it would owe if the Court had correctly applied the general excise tax splitting provision on merchant reservations through December 31, 2012 and a 25% failure to file penalty imposed on that figure. Orbitz has not reserved for the remainder of the ruling because it believes that the general excise tax splitting provision plainly applies to the transactions in question, and that the award of “failure to pay” penalties is entirely unsupported by the record in the case, and that interest on penalties should not have been awarded. Although we believe that it is not probable that Orbitz ultimately will be liable for more than $4.2 million as a result of the Court’s order, it is possible that Orbitz will not prevail, and if it does not, the amount of any final award of general excise tax, penalties and interest against Orbitz could exceed $26.0 million.

Fourth, in June 2013, the Circuit Court of Cook County granted in part the City of Chicago’s motion for summary judgment, concluding that the OTCs are subject to the City’s accommodations tax ordinance. The Court has not yet made any determination as to damages. Although we disagree with the Court’s decision, we have accrued approximately $1.5 million for this matter, which represents our estimate of potential liability since 2008, when the City amended its ordinance in an effort to impose accommodations tax on the money that OTCs receive for the services they provide. If the Court’s decision is affirmed in all respects, however, it is possible that Orbitz could be found to owe approximately $2.4 million.

In an unrelated matter, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments and in 2010 we ceased making termination payments due to a dispute with Trilegiant. On October 2, 2013, the Court denied Orbitz’s motion for summary judgment on one of its affirmative defenses, and on December 24, 2013, the court rejected most of our

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining defenses. As of March 31, 2014, we had an accrual totaling $13.2 million, which includes $1.5 million for potential interest.

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

Financing Arrangements

We are required to issue letters of credit and similar instruments to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies primarily to satisfy consumer protection requirements. We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of $50.0 million in proceeds from our March 2013 refinancing held as restricted cash and designated to be used to cash collateralize letters of credit or similar instruments, our $65.0 million revolving credit facility through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit, our $25.0 million multi-currency letter of credit facility, and cash from our balance sheet which can be used to support letters of credit and similar instruments.

The following table shows the amount of letters of credit and similar instruments outstanding by facility, as well as the amounts of our restricted cash balances:

	March 31, 2014		December 31, 2013
	Letters of Credit and Other Credit Support	Restricted Cash	Letters of Credit and Other Credit Support	Restricted Cash
	(in thousands)
Multi-currency letter of credit facility	$21,909	$22,733	$21,863	$22,670
Uncommitted letter of credit facilities and surety bonds	92,405	97,475	91,033	96,091
Total	$114,314	$120,208	$112,896	$118,761

Total letter of credit fees were less than $0.1 million and $1.8 million for the three months ended March 31, 2014 and 2013.

7.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. As of March 31, 2014, 4,655,507 shares were available for future issuance under the Plan.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

We granted 972,770 restricted stock units (“RSUs”) during the three months ended March 31, 2014 with a weighted-average grant date fair value per share of $9.66. The fair value of RSUs is amortized on a straight-line basis over the requisite service period of four years.

Performance-Based Restricted Stock Units

We granted 136,815 performance-based restricted stock units with a fair value per share of $9.72 and 273,630 market-based restricted stock units with a fair value per share of between $11.89 and $16.32 (“PSUs”) in March 2014 to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU earned, subject to the satisfaction of three performance metrics over a three year basis. Each metric will be equally weighted, with the ability to earn between 25% to 200% of target based on a straight-line interpolation of the criteria. The performance-based condition requires that the Company attain certain performance metrics for the three year period ended December 31, 2016 and market-based conditions require that the Company achieve a certain absolute shareholder return and a certain relative shareholder return at the conclusion of the three year measurement period. If the minimum performance criteria is not met, each PSU will be forfeited. If these minimum conditions are met, the PSUs earned will cliff vest three years after the grant date. The fair value of the market-based conditions was measured using a Monte Carlo simulation for sampling random outcomes.

As of March 31, 2014, we expect that the performance-based condition PSUs will be satisfied at their target level, and the fair value of the market-based condition PSUs is being amortized on a graded basis over the requisite service period of each vesting tranche.

Non-Employee Directors Deferred Compensation Plan

We granted 6,964 deferred stock units to our non-employee directors during the three months ended March 31, 2014 with a weighted-average grant date fair value per share of $7.84. These deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable and expensed on the grant date at their fair value.

Compensation Expense

We recognized total equity-based compensation expense of $2.9 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, a total of $12.8 million of unrecognized compensation costs related to unvested restricted stock units, unvested stock options and unvested PSUs are expected to be recognized over the remaining weighted-average period of 2.4 years.

8.	Derivative Financial Instruments

Interest Rate Hedges

At March 31, 2014, we had the following interest rate swaps outstanding that will effectively convert $200.0 million of term loans from a variable rate to a fixed interest rate once they become effective. We will pay a fixed interest rate on the notional amount and in exchange receive a variable interest rate based on the one-month LIBOR rate. The Company does not use derivatives for speculative or trading purposes.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	August 29, 2014	August 31, 2016	1.11%	One-month LIBOR
$100.0 million	August 29, 2014	August 31, 2016	1.15%	One-month LIBOR

The Company entered into interest rate derivative contracts to protect against volatility of future cash flows of the variable interest payments on the Credit Agreement. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Net interest expense in the Company’s Condensed Consolidated Statements of Operations, and recognizes the unrealized gain

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or loss in other non-current assets or liabilities. Unrealized losses of $1.6 million and $0 were recognized at March 31, 2014 and 2013, respectively.

The following table summarizes the location and fair value of derivative instruments on the Company’s Condensed Consolidated Balance Sheets.

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
		(in thousands)
Interest rate swaps not designated as hedging instruments	Other non-current liabilities	$1,550	$1,205

The interest rate swaps designated as hedging instruments were reflected in our Condensed Consolidated Balance Sheets at market value. The corresponding market adjustment related to the hedging instruments was recorded to accumulated other comprehensive income (“AOCI”) and the adjustment related to the instruments not designated as hedging was recorded as Net interest expense in the Company's Consolidated Statements of Operations.

The following table shows the market adjustments of swaps recorded during the three months ended March 31, 2014 and 2013:

	Gain in Other Comprehensive Income		(Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2014	2013	2014	2013	2014	2013
			(in thousands)
Interest rate swaps designated as hedging instruments	$—	$276	$—	$(277)	$—	$—

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables and intercompany transactions. We primarily hedge our foreign currency exposure to the Pound sterling and the Australian dollar. As of March 31, 2014, we had foreign currency contracts outstanding with a total net notional amount of $322.9 million, all of which subsequently matured. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of Selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
		(in thousands)
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$2,097	$1,412

The following table shows the changes in the fair value of our foreign currency contracts which were recorded as a gain/(loss) in selling, general and administrative expense:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Foreign currency hedges (a)	$(4,869)	$9,476

(a)
We recorded transaction gains/(losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $2.8 million and $(11.1) million for the three months ended March 31, 2014 and 2013, respectively. These transaction gains and losses were included in selling, general and administrative expense in our

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations. The net impact of these transaction gains and losses, together with the gains and losses incurred on our foreign currency hedges, were gains/(losses) of $(2.1) million and $(1.6) million for the three months ended March 31, 2014 and 2013, respectively.

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013. The gross asset amount of the derivative listed below is the maximum loss the Company would incur if the counterparties failed to meet their obligation.

	Gross Amounts of Recognized Liabilities	Gross Asset Recognized as an Offset	Net Liabilities Included in the Consolidated Balance Sheets
	(in thousands)

March 31, 2014	$8,073	$(4,426)	$3,647
December 31, 2013	$8,324	$(5,707)	$2,617

9.	Accumulated Other Comprehensive Income/(Loss)

AOCI is comprised of currency translation adjustments and unrealized gains/(losses) on interest rate swaps. The change in AOCI by component for the three months ended March 31, 2014 and 2013 was as follows:

	Currency Translation Adjustment		Interest Rate Swaps
	2014	2013	2014	2013
	(in thousands)
Balance at January 1,	$3,016	$(4,786)	$—	$2,282
Other comprehensive income before reclassifications	(3,554)	10,164	—	(1)
Amounts reclassified from AOCI	—	—	—	(2,281)
Net current-period other comprehensive income (a)	(3,554)	10,164	—	(2,282)
Balance at March 31,	$(538)	$5,378	$—	$—

(a)	Amounts are disclosed net of tax.

The amounts above reclassified from AOCI related to interest rate swaps were included in the Condensed Consolidated Statements of Operations line items as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net interest expense	$—	$277
Provision/(benefit) for income taxes	—	(2,558)
Total	$—	$(2,281)

10.	Net Income/(Loss) per Share

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the weighted-average shares outstanding used in the calculation of net income/(loss) per share:

	Three Months Ended March 31,
Weighted-Average Shares Outstanding	2014	2013
Basic	109,593,798	106,294,089
Diluted effect of:
Restricted stock units	—	1,729,239
Performance-based restricted stock units	—	938,201
Stock options	—	854
Diluted	109,593,798	108,962,383

The following equity awards were not included in the diluted net income/(loss) per share calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
Antidilutive Equity Awards	2014	2013
Restricted stock units	4,200,419	73,500
Performance-based restricted stock units	3,197,276	543,333
Stock options	1,232,861	2,697,350
Total	8,630,556	3,314,183

11.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $18.0 million and $12.3 million at March 31, 2014 and December 31, 2013, respectively. Amounts due to or from Travelport are generally settled on a net basis.

The following table summarizes the related party transactions with Travelport and its subsidiaries, reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net revenue (a)	$24,308	$22,939
Cost of revenue	$8	$(50)
Selling, general and administrative expense	$—	$45
Marketing expense	$20	$8
Interest expense (b)	$—	$1,712

(a)
Net revenue includes incentive revenue for segments processed through Galileo and Worldspan, both of which are subsidiaries of Travelport. This incentive revenue accounted for more than 10% of our total net revenue.

(b)	Interest expense relates to letters of credit issued on our behalf by Travelport (see Note 6 - Commitments and Contingencies).

On February 4, 2014, the Company entered into an agreement with Travelport for the provision of GDS services, which terminates and replaces our prior Travelport GDS service agreement (the “New Travelport Service Agreement”).

Under the New Travelport GDS Service Agreement, Orbitz is obligated in 2014 to use only Travelport GDSs for all air and car segments booked on its domestic agencies and is subject to certain other exclusivity obligations for its segments booked in Europe and other markets as defined in the New Travelport GDS Service Agreement. On January 29, 2014, the Audit

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee of the Board of Directors had approved the New Travelport Service Agreement and authorized the execution of such agreement, pursuant to a delegation by the Company's Board of Directors on August 13, 2013.

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

The following table shows the fair value of our liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, which are classified as Other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2014				December 31, 2013
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Liabilities:
Foreign currency derivative liabilities	$2,097	$2,097	$—	$—	$1,412	$1,412	$—	$—
Interest rate swap liabilities	$1,550	$—	$1,550	$—	$1,205	$—	$1,205	$—

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

The carrying value of the Term Loans was $439.9 million at March 31, 2014, compared with a fair value of $445.1 million. At December 31, 2013, the carrying value of the term loan as part of the 2013 Credit Agreement was $443.3 million compared with a fair value of $446.8 million. The fair values were determined based on quoted market ask prices, which is classified as a Level 2 measurement.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

We recorded tax expense of $7.3 million for the three months ended March 31, 2014. The tax expense for the three months ended March 31, 2014 was primarily due to U.S. based income for which the federal tax liability is deferred. The net deferred tax assets at March 31, 2014 and December 31, 2013 amounted to $165.5 million and $171.8 million, respectively. The substantial majority of the net deferred tax assets relate to U.S. federal taxes.

We have established a liability for future income tax contingencies and liabilities, referred to as unrecognized tax benefits of $3.6 million as of March 31, 2014 and December 31, 2013, respectively, that management believes to be adequate. This liability represents the additional taxes that may be paid when the related items are resolved. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $3.6 million and $3.5 million at March 31, 2014 and December 31, 2013. During the next twelve months, we anticipate no reduction to this liability due to the lapsing of statutes of limitations, which would affect our effective tax rate.

In computing the tax provision for the three months ended March 31, 2014, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2014. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three months ended March 31, 2014, and we expect to be able to realize the benefits associated with these losses during the remainder of fiscal year 2014 or we expect to recognize a deferred tax asset related to such losses at December 31, 2014. Our effective tax rate differs significantly from the U.S. federal statutory rate as we have not recognized any tax benefit for losses in certain jurisdictions that we expect will not be realized and for which we have previously established a valuation allowance against the deferred tax assets.

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarified guidance and eliminated diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for reporting periods beginning on or after December 15, 2013; accordingly, the Company implemented ASU 2013-11 effective January 1, 2014. The impact on the Company's condensed consolidated financial statements from applying this new guidance was immaterial.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Subsequent Event

On April 15, 2014 the Company entered into an amendment (the “Amendment”) to its senior secured credit agreement dated March 25, 2013, as amended on May 24, 2013 (the “Existing Credit Agreement”) and as amended by the Amendment, the (“Amended Credit Agreement”).

The Amendment provides for (i) refinancing term loans in an aggregate principal amount of $450.0 million with an April 15, 2021 maturity date and (ii) a revolving credit facility in an aggregate amount of $80.0 million with an April 15, 2019 maturity date. The proceeds from the refinancing term loans were used to repay all outstanding term loans under the Existing Credit Agreement in their entirety, to pay fees and expenses incurred in connection with the Amendment, and for general corporate purposes.

Interest on the refinancing term loans will accrue, at the Company’s option, at the Eurocurrency Rate (as defined in the Amended Credit Agreement) with a floor of 1.0% plus 3.50% per annum or at the Base Rate (as defined in the Amended Credit Agreement) plus 2.50%. Interest on revolving loans will accrue, at the Company’s option, at the Eurocurrency Rate (without a floor) plus 3.00% or at the Base Rate plus 2.00%.

In addition, the Amendment (i) eliminates the interest coverage ratio financial maintenance covenant, (ii) increases the maximum first lien leverage ratio financial maintenance covenant, (iii) permits incremental term loans and revolving commitments in addition to amount in existing credit agreement subject to pro forma compliance with a first lien ration coverage, (iv) increases the amount of additional revolving credit commitments permitted and (v) increases certain basket exceptions under, and adds certain additional exceptions under, certain negative covenants in the amended credit agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2013 Annual Report on Form 10-K filed on March 6, 2014, with the SEC.

EXECUTIVE OVERVIEW

General

We are a leading global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services including hotels, flights, vacation packages, car rentals, cruises, rail tickets, travel insurance, destination services and event tickets. We provide our customers an easy-to-use booking experience across a wide variety of devices. Our global brand portfolio includes Orbitz.com and CheapTickets in the United States; ebookers in Europe; and HotelClub which focuses on the Asia Pacific region. We also own and operate Orbitz for Business, which is a corporate travel management company, and the Orbitz Partner Network, which delivers private label travel solutions to a broad range of partners.

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

Worldwide travel is a $1 trillion industry that has been characterized by rapid and significant transformation driven by changes in demographic trends, globalization, and higher consumer discretionary spending. The travel industry continues to benefit from increasing internet usage and higher online and mobile booking penetration rates. We compete in various geographic markets, with our primary markets being the United States, Europe and the Asia Pacific region. Internationally, a relatively low percentage of travel sales are transacted online and the market is highly fragmented, which represents a significant opportunity for us. IDC estimates that online travel bookings will grow 15% annually from $402 billion in 2013 to $714 billion in 2017 with annual growth of 10% in the United States, 12% in Europe and 22% in the Asia Pacific region.
The online travel industry is highly competitive and competition has intensified in recent years. Airlines and hotels have increasingly focused on distributing their products through their own websites, and meta-search and travel research sites have gained in popularity and some of our competitors have acquired or invested in meta-search companies. We have also seen technology companies, such as Google, increase their interest in online travel.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Increase/ (Decrease)
	2014	2013	$	%
	(in thousands)
Net revenue	$210,255	$202,860	$7,395	4%
Cost and expenses:
Cost of revenue	42,745	41,294	1,451	4%
Selling, general and administrative	66,242	72,364	(6,122)	(8)%
Marketing	76,778	74,936	1,842	2%
Depreciation and amortization	13,593	14,499	(906)	(6)%
Impairment of property and equipment	—	2,577	(2,577)	(100)%
Total operating expenses	199,358	205,670	(6,312)	(3)%
Operating income/(loss)	10,897	(2,810)	13,707	**
Other income/(expense):
Net interest expense	(9,577)	(9,529)	(48)	1%
Total other expense	(9,577)	(9,529)	(48)	1%
Income (loss) before income taxes	1,320	(12,339)	13,659	**
Provision (benefit) for income taxes	7,254	(158,539)	165,793	>100%
Net income (loss)	$(5,934)	$146,200	$(152,134)	**

** Not meaningful.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three months ended March 31, 2014 and 2013. Gross bookings, transactions and stayed hotel room nights not only have an impact on our net revenue trends, but these metrics also provide insight to changes in overall travel demand, both industry-wide and specific to our websites. Air gross bookings include only standalone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three Months Ended March 31,		Increase/ (Decrease)
	2014	2013	$	%
	(in thousands)
Gross bookings:
Domestic	$2,477,810	$2,424,956	$52,854	2%
International	704,704	677,625	27,079	4%
Total gross bookings	$3,182,514	$3,102,581	$79,933	3%

Standalone air	$1,953,324	$2,027,713	$(74,389)	(4)%
Non-air	1,229,190	1,074,868	154,322	14%
Total gross bookings	$3,182,514	$3,102,581	$79,933	3%

Net revenue:
Air	$70,228	$69,251	$977	1%
Hotel	67,234	62,923	4,311	7%
Vacation package	32,912	31,677	1,235	4%
Advertising and media	14,586	13,068	1,518	12%
Other	25,295	25,941	(646)	(2)%
Total net revenue	$210,255	$202,860	$7,395	4%

Net revenue:
Domestic	$154,609	$150,206	$4,403	3%
International	55,646	52,654	2,992	6%
Total net revenue	$210,255	$202,860	$7,395	4%

Transaction and hotel room night growth/(decline):
Booked transactions	(1)%	(4)%
Stayed hotel room nights	12%	14%

Gross Bookings

The increase in domestic gross bookings for the three months ended March 31, 2014 was driven primarily by higher airfares, higher average booking values for hotels, vacation packages and car rentals, and higher volume for hotels, partially offset by lower air and car transaction volume. The increase in international gross bookings for the three months ended March 31, 2014 was driven primarily by higher average booking values and higher volume for hotels, partially offset by lower air volume. The Travelocity Partner Network (“TPN”) acquisition contributed approximately 4 percentage points of gross bookings growth.

Net Revenue

Net revenue increased $7.4 million, or 4%, for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. Excluding the impact of foreign exchange fluctuations, net revenue increased by $6.9 million for the three months ended March 31, 2014 from the comparable prior year period. The TPN acquisition contributed approximately 2 percentage points to year-over-year net revenue growth for the first quarter 2014.

Air.  Net revenue from air bookings increased $1.0 million for the three months ended March 31, 2014, as compared with the three months ended March 31, 2013. Excluding the impact of foreign exchange fluctuations, air net revenue increased $0.1 million for the three months ended March 31, 2014 from the comparable prior year period. Domestic air net revenue decreased

$1.3 million for the three months ended March 31, 2014, as compared with the three months ended March 31, 2013, due to lower volume, partially offset by higher net revenue per transaction. International air net revenue increased $2.3 million for the three months ended March 31, 2014, as compared with the three months ended March 31, 2013, due to higher net revenue per transaction, partially offset by lower volume. The TPN acquisition contributed approximately 4 percentage points to year-over-year standalone air net revenue growth for the first quarter 2014.

Hotel.  Net revenue from hotel bookings increased $4.3 million, or 7%, for the three months ended March 31, 2014, compared with the three months ended March 31, 2013. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $5.4 million for the three months ended March 31, 2014 from the comparable prior year period. Domestic hotel net revenue increased $3.6 million due primarily to higher volume, partially offset by lower net revenue per transaction. International hotel net revenue increased by $0.7 million due to growth in hotel volume, partially offset by lower net revenue per transaction. The TPN acquisition contributed approximately 2 percentage points to year-over-year standalone hotel net revenue growth for the first quarter 2014.

Vacation package.  Net revenue from vacation package bookings for the three months ended March 31, 2014 increased $1.2 million, or 4% as compared with the three months ended March 31, 2013. Excluding the impact of foreign currency fluctuations, net revenue from vacation packages increased $0.8 million for the three months ended March 31, 2014 from the comparable prior year period. Domestic vacation package net revenue increased $1.4 million for the three months ended March 31, 2014 from the comparable prior year period due primarily to higher net revenue per transaction. International vacation package net revenue decreased by $0.2 million, as compared with the three months ended March 31, 2013, due to lower net revenue per transaction, largely offset by higher volume. The TPN acquisition contributed approximately 2 percentage points to year-over-year vacation package net revenue growth for the first quarter 2014.

Advertising and media.  Advertising and media net revenue increased $1.5 million, or 12%, for the three months ended March 31, 2014 from the comparable prior year period, both reported and excluding the impact of foreign currency fluctuations. The increase for the three months ended March 31, 2014 was driven by higher display advertising, partially offset by the impact of the shutdown of the Away Network in the first quarter of 2013.

Other.  Other net revenue is composed primarily of net revenue from travel insurance, car bookings, cruise bookings, and attraction and services. Other net revenue decreased $0.6 million, or 2%, for the three months ended March 31, 2014, as compared with the three months ended March 31, 2013. Excluding the impact of foreign currency fluctuations, other net revenue decreased $0.9 million for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. The decrease in other revenue for the three months ended March 31, 2014 was due largely to lower car revenue and lower insurance revenue, partially offset by higher attraction and services net revenue when compared to the same period in 2013.

Costs and Expenses

Cost of Revenue

Our cost of revenue is composed of costs to operate our customer service call centers, credit card processing fees and other costs, which include customer refunds and charge-backs, hosting costs and connectivity and other processing costs.

	Three Months Ended March 31,		Increase/ (Decrease)
	2014	2013	$	%
Cost of revenue:	(in thousands)
Customer service costs	$14,891	$15,678	$(787)	(5)%
Credit card processing fees	18,865	16,352	2,513	15%
Other	8,989	9,264	(275)	(3)%
Total cost of revenue	$42,745	$41,294	$1,451	4%

Cost of revenue increased $1.5 million (a $1.3 million increase excluding the impact of foreign currency fluctuations) for the three months ended March 31, 2014 compared with the three months ended March 31, 2013, due primarily to a $2.5 million increase in credit card processing fees as a result of higher global hotel volume and growth in our private label distribution channel, partially offset by an $0.8 million decrease in customer service costs due largely to reduced costs at customer service centers and lower ticketing costs of $0.3 million.

Selling, General and Administrative

Our selling, general and administrative expense is composed of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include professional fees, foreign currency transaction and hedging and other administrative costs.

	Three Months Ended March 31,		Increase/ (Decrease)
	2014	2013	$	%
Selling, general and administrative:	(in thousands)
Wages and benefits (a)	$39,895	$43,523	$(3,628)	(8)%
Contract labor (a)	4,818	6,055	(1,237)	(20)%
Network communications, systems maintenance and equipment	6,253	6,855	(602)	(9)%
Other	15,276	15,931	(655)	(4)%
Total selling, general, and administrative	$66,242	$72,364	$(6,122)	(8)%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense decreased $6.1 million (a $6.2 million decrease excluding the impact of foreign currency fluctuations) for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. This decrease was driven primarily by a $3.6 million decrease in wages and benefits, a $1.2 million decrease in contract labor costs, a $0.6 million decrease in network communications, systems maintenance and equipment costs, and a $0.7 million decrease in professional fees. Wages and benefits decreased largely due to lower severance expense of $2.8 million and lower payroll taxes of $0.8 million. In addition, lower wages and higher capitalized salaries were largely offset by higher benefit costs and higher stock-based compensation.

Marketing

Our marketing expense is primarily composed of online marketing costs, such as search engine marketing and travel research; offline marketing costs, such as television, radio and print advertising; and commissions to affiliates. Our online marketing spending is significantly greater than our offline marketing spending. Marketing expense increased $1.8 million, or 2%, both reported and excluding the impact of foreign currency fluctuations for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. The increase in marketing expense for the three month period was due largely to growth of our private label distribution channel and associated commissions, including TPN, of $4.1 million, partially offset by lower search engine marketing and lower offline marketing spending.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.9 million for the three months ended March 31, 2014, compared with the three months ended March 31, 2013. Excluding the impact of foreign currency fluctuations, depreciation and amortization expense decreased $0.8 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease in depreciation and amortization expense was due primarily to certain assets becoming fully depreciated in 2013.

Impairment of Other Assets

As a result of our decision during the first quarter of 2013 to exit the Away Network business, we recorded a $2.6 million non-cash charge for the three months ended March 31, 2013 to impair property and equipment associated with that business.

Net Interest Expense

Net interest expense remained flat at $9.6 million for the three months ended March 31, 2014 compared with the same period in 2013. For the three months ended March 31, 2014, the weighted average interest rate of the term loans was 186 basis points higher and the average principal balance of the loans outstanding was $5.9 million higher, compared with the same period in 2013 resulting in an increase in interest expense of $2.0 million, along with higher non-cash interest expense related to the tax sharing liability of $0.2 million. These increases were offset by lower letter of credit fees of $1.4 million and lower amortization of deferred financing fees of $1.0 million.

Provision for Income Taxes

We recorded a tax provision (benefit) of $7.3 million and $(158.5) million for the three months ended March 31, 2014 and three months ended March 31, 2013, respectively. The tax provision for the three months ended March 31, 2014 was primarily due to deferred taxes on U.S.-based income. The tax benefit for the three months ended March 31, 2013 was primarily due to the release of a $157.5 million valuation allowance related to U.S. federal deferred tax assets.

As of March 31, 2014, the valuation allowance for our deferred tax assets was $111.0 million, which related primarily to foreign jurisdictions. We have maintained full valuation allowances in the foreign jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required and if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, our cash and cash equivalents and availability under the Credit Agreement, which includes a $65.0 million revolving credit facility (the “Revolver”) through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit (See Note 4 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements). At March 31, 2014, our cash and cash equivalents amounted to $249.5 million. At March 31, 2014, there were no outstanding borrowings or letters of credit issued under the Revolver. Letters of credit that are issued under the Revolver would reduce the amount available for borrowings. Total available liquidity from cash and cash equivalents and the Revolver was $314.5 million at March 31, 2014.

We require letters of credit and similar instruments to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations. At March 31, 2014 and December 31, 2013, we had $114.3 million and $112.9 million, respectively, of outstanding letters of credit and similar instruments. For further details on our letters of credit, see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Currently, except for the availability under the Revolver, most of our letters of credit and similar instruments require cash collateral support, which is recorded as Restricted cash on our Condensed Consolidated Balance Sheets. We believe we have adequate letter of credit availability to support our expected requirements for the foreseeable future.

Under our merchant model, customers generally pay us for reservations at the time of booking and we pay our suppliers at a later date, which is generally when the customer uses the reservation, except in the case of payment for merchant air which generally occurs prior to the consumption date. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending upon the travel product. The timing difference between when cash is collected from our customers and when payments are made to our suppliers improves our operating cash flow and represents a source of liquidity for us.

Seasonal fluctuations in our business also affect the timing of our cash flows. Gross bookings are generally highest in the first half of the year as customers plan and book their spring and summer vacations. As a result, our cash receipts are generally highest in the first half of the year. We generally have net cash outflows during the second half of the year since cash payments to suppliers typically exceed the cash inflows from new merchant reservations. While we expect this seasonal cash flow pattern to continue, changes in our business model could affect the timing, seasonal nature, or amount of our cash flows.

As of March 31, 2014, we had a working capital deficit of $355.7 million compared with a deficit of $314.7 million as of December 31, 2013. The increased deficit in the three months ended March 31, 2014, as compared to December 31, 2013, was due largely to the timing of cash receipts and payments.

We generated positive cash flow from operations for each of the years ended December 31, 2009 through December 31, 2013 and for the three months ended March 31, 2014 despite experiencing net losses in most of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures, cash collateralize letters of credit and meet our other cash operating needs. For the year ending December 31, 2014, we expect our capital expenditures to be between $47.0 million and $52.0 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock.

With respect to both our short- and long-term liquidity needs, we currently believe that cash flow generated from operations, cash on hand, and borrowing availability under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations. See Note 4 - Term Loans and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements. We may continue to be required to provide financial security or pay deposits to municipalities in order to challenge assessments in court for hotel tax proceedings, which could negatively affect our cash flow and liquidity.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Beginning cash and cash equivalents	$117,385	$130,262
Cash provided by/(used in):
Operating activities	156,467	176,254
Investing activities	(19,146)	(73,587)
Financing activities	(6,222)	(10,235)
Effect of changes in exchange rates on cash and cash equivalents	1,046	(2,926)
Net increase in cash and cash equivalents	132,145	89,506
Ending cash and cash equivalents	$249,530	$219,768

Operating Activities

Cash provided by operating activities consists of our net income, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred income, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $156.5 million for the three months ended March 31, 2014 compared with $176.3 million for the three months ended March 31, 2013. The decrease in cash flow from operations was due primarily to higher accounts receivable of $24.1 million, lower accounts payable, accrued expenses and other current liabilities of $20.5 million due primarily to the payment of employee incentive compensation in the quarter ended March 31, 2014, partially offset by increased merchant payables of $22.9 million as a result of the growth in global merchant hotel transactions.

Investing Activities

Cash flow used in investing activities decreased $54.5 million to $19.1 million for the three months ended March 31, 2014 from $73.6 million for the three months ended March 31, 2013. This change from the prior year was due primarily to a lower use related to restricted cash of $63.9 million in the three months ended March 31, 2014 and lower capital spending, as compared with the prior year period, partially offset by the acquisition of certain assets of TPN for $10.0 million. The decrease in the use related to restricted cash was due largely to additions in restricted cash in 2013 to collateralize letters of credit and similar instruments primarily to replace letters of credit previously supplied by Travelport. These instruments are used to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations.

Financing Activities

Cash flow used in financing activities decreased $4.0 million to $6.2 million for the three months ended March 31, 2014 from $10.2 million for the three months ended March 31, 2013. This decrease was due primarily to the timing of the payment of our tax sharing liability of $4.4 million in the first quarter of 2013 and lower net repayments on our term loans in the three months ended March 31, 2014 compared with the same period last year. Specifically, in the prior year, we had a net cash outflow of $6.0 million in connection with the refinancing of the term loan borrowings under our 2007 Credit Agreement and scheduled payment of the senior secured credit agreement. In addition, we had a $2.9 million increase in net payment related to employee tax withholdings for equity based awards vesting in the three months ended March 31, 2014 as compared to the comparable prior year period.

Financing Arrangements

The Credit Agreement consists of a $100.0 million term loan (“Tranche B Term Loan”) maturing September 25, 2017, a $350.0 million term loan (“Tranche C Term Loan”) maturing March 25, 2019 (collectively, the “Term Loans”) and the Revolver. The Term Loans and the Revolver bear interest at a variable rate, at our option, of the Eurocurrency Rate or the Base Rate, plus a margin. The Credit Agreement requires us to maintain a minimum cash interest coverage ratio and not to exceed a maximum first lien leverage ratio, each as defined in the Credit Agreement. As of March 31, 2014, we were in compliance with all financial covenants and conditions of the Credit Agreement and expect to be in compliance for the foreseeable future.

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

In addition, we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year's excess cash flow, as defined in the Credit Agreement. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. Based on our current financial projections for the year ended December 31, 2014, we estimate that we will be required to make a $27.6 million prepayment from excess cash flow in the first quarter of 2015. The amount of the prepayment required is subject to change based on actual financial results, which could differ materially from our financial projections as of March 31, 2014. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2015 is not reasonably estimable as of March 31, 2014.

We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of term loan proceeds, designated to be used to cash collateralize letters of credit or similar instruments, our Revolver, through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit, our $25.0 million multi-currency letter of credit facility, and cash from our balance sheet which we can use to support letters of credit and similar instruments.

In April 2014 we entered into an amendment to its senior secured credit agreement. See Note 14 - Subsequent Event of the Notes to Condensed Consolidated Financial Statements for updated information related to the Term Loans.

Financial Obligations

Commitments and Contingencies

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements).

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

Contractual Obligations

Our contractual obligations as of March 31, 2014 did not materially change from the amounts set forth in our 2013 Annual Report on Form 10-K. See Note 14 - Subsequent Event of the Notes to Condensed Consolidated Financial Statements for updated information related to the Term Loans.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2013 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2014 from the 2013 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a full discussion of our market risk as of December 31, 2013, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Annual Report on Form 10-K.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used March 31, 2014 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $10.3 million at March 31, 2014 compared with $7.5 million at December 31, 2013. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous.

The effect of a hypothetical 10% adverse change in market rates of interest would have no impact to interest expense at March 31, 2014. Although our Term Loans bear interest at a variable rate plus a margin, the current variable rate based on LIBOR is below the minimum rate that would be required to alter the rate under the Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the acquisition of TPN and related integration efforts will likely have on impact on our internal control over financial reporting. The extent of any such impact has not been assessed and the timing of the assessment has not been determined.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended March 31, 2014, except as described below, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject. In addition, there were no material developments in the legal proceedings previously reported in our 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as described below.

Litigation Relating To Hotel Taxes

Montana Department of Revenue: On March 6, 2014, the Montana First Judicial District Court granted the OTCs’ motions for summary judgment on both accommodations reservations and car rental reservations, and denied the Department’s motions for summary judgment.

Washington, D.C.: On March 13, 2014, the OTCs filed their Notice of Appeal in which they are contesting the trial court’s grant of partial summary judgment in favor of the District of Columbia.

Village of Bedford Park, Illinois: On March 13, 2014, the Northern District of Illinois granted the OTCs’ motion to dismiss the Plaintiffs’ common law claims.

Los Angeles, California: On March 21, 2014, the City of Los Angeles filed a Notice of Appeal of the Superior Court’s January 8, 2014 decision in favor of the OTCs.

West Virginia Department of Revenue: On March 25, 2014, the West Virginia Office of Tax Appeals granted the parties’ joint motion to dismiss Orbitz Worldwide and Subsidiaries following the parties’ settlement agreement.

Town of Breckenridge, Colorado: On March 26, 2014, the District Court of Summit County, Colorado issued a verbal ruling denying class certification for the plaintiffs.

Wyoming Department of Revenue: On April 3, 2014, the Wyoming Supreme Court affirmed the ruling of the Wyoming State Board of Equalization, which had upheld the Department’s application of the sales tax to the OTCs’ services.

Puerto Rico: On April 17, 2014, the Puerto Rico Tourism Company filed suit against several OTCs, including Orbitz LLC and TripNetwork Inc., in the United States District Court for the District of Puerto Rico, alleging that the defendants violated Puerto Rico’s hotel tax ordinance.

Other Litigation

City of Charleston et al. v. Hotelguides.com et al.: On January 17, 2014, a putative class of municipalities in the state of South Carolina filed suit in the South Carolina Court of Common Pleas for the Ninth Judicial Circuit against several OTCs, including Orbitz LLC and TripNetwork Inc. Plaintiffs allege that the OTCs failed to obtain business licenses and failed to pay all license fees due.

Teamsters Union 25 Health Services & Insurance Plan v. Martin J. Brand et al.: On April 3, 2014, the Teamsters Union 25 Health Services & Insurance Plan for the benefit of nominal defendant Orbitz Worldwide Inc., filed suit against the Orbitz Board of Directors, Travelport Limited, Travelport LLC, Travelport Global Distribution System, B.V. , and the Blackstone Group LP in the Court of Chancery for the State of Delaware. As to the Orbitz Board members, the Complaint alleges that they breached their fiduciary duties in relation to a new GDS agreement that was entered into between Orbitz and Travelport. We believe that the complaint is without merit and intend to defend the case vigorously.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our 2013 Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended March 31, 2014. In addition, we sought confirmation from entities that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, we are not aware of any other reportable transactions or dealings.

Travelport, which “controls” us and is therefore our “affiliate” (as each term is interpreted by the SEC for purposes of Section 13(r) of the Exchange Act), provided the disclosure reproduced below for the quarter ended March 31, 2014, as required by Section 13(r) of the Exchange Act (the “Travelport Disclosure”). We have not independently verified or participated in the preparation of the Travelport Disclosure.
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
Travelport has not provided us with gross revenues and net profits attributable to the activities described above.

Item 6.    Exhibits

Exhibit No.	Description
10.1 †	Subscriber Services Agreement, dated as of February 4, 2014, between Travelport, LP, Travelport Global Distribution System B.V. and Orbitz Worldwide, LLC.
10.2	Letter Agreement, dated June 28, 2012, between Orbitz Worldwide, Inc. and James F. Rogers.
10.3	Letter Agreement, dated January 21, 2014, between Orbitz Worldwide, Inc. and Chris Orton.
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

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

ORBITZ WORLDWIDE, INC
(Registrant)

Date:	May 5, 2014	/s/ Barney Harford
Barney Harford
Chief Executive Officer
(Duly Authorized Officer)

Date:	May 5, 2014	/s/ Michael Randolfi
Michael Randolfi
Chief Financial Officer
(Principal Financial Officer)