Form 10-Q
period 2014-06-30
Orbitz Worldwide, Inc.
filed 2014-08-07
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

As of July 31, 2014, 110,245,360 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$248,053	$225,798	$458,308	$428,658
Cost and expenses:
Cost of revenue	47,638	39,288	90,383	80,582
Selling, general and administrative	72,018	69,301	138,260	141,665
Marketing	89,604	80,700	166,382	155,636
Depreciation and amortization	15,287	13,882	28,880	28,381
Impairment of property and equipment	—	—	—	2,577
Total operating expenses	224,547	203,171	423,905	408,841
Operating income	23,506	22,627	34,403	19,817
Other expense:
Net interest expense	(8,595)	(12,734)	(18,172)	(22,263)
Other expense	(2,236)	(18,092)	(2,236)	(18,092)
Total other expense	(10,831)	(30,826)	(20,408)	(40,355)
Income (loss) before income taxes	12,675	(8,199)	13,995	(20,538)
Provision (benefit) for income taxes	5,794	(8,760)	13,048	(167,299)
Net income	$6,881	$561	$947	$146,761

Net income per share - basic:
Net income per share	$0.06	$0.01	$0.01	$1.37
Weighted-average shares outstanding	110,218,036	107,231,148	109,907,641	106,765,207

Net income per share - diluted:
Net income per share	$0.06	$—	$0.01	$1.32
Weighted-average shares outstanding	115,079,178	112,915,245	114,474,084	111,187,643

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$6,881	$561	$947	$146,761
Other comprehensive income/(loss):
Currency translation adjustment	(5,239)	8,233	(8,793)	18,397
Unrealized loss on floating to fixed interest rate swaps (net of tax of $0, $0, $0 and $2,558)	—	—	—	(2,282)
Other comprehensive income/(loss)	(5,239)	8,233	(8,793)	16,115
Comprehensive income/(loss)	$1,642	$8,794	$(7,846)	$162,876

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$264,667	$117,385
Accounts receivable (net of allowance for doubtful accounts of $1,521 and $1,186, respectively)	142,892	82,599
Prepaid expenses	14,397	17,113
Due from Travelport, net	16,715	12,343
Other current assets	14,047	13,862
Total current assets	452,718	243,302
Property and equipment (net of accumulated depreciation of $361,453 and $334,720)	112,949	116,145
Goodwill	345,388	345,388
Trademarks and trade names	90,702	90,398
Other intangible assets, net	6,645	89
Deferred income taxes, non-current	149,418	160,637
Restricted cash	136,175	118,761
Other non-current assets	40,261	32,966
Total Assets	$1,334,256	$1,107,686
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,613	$16,432
Accrued merchant payable	513,703	337,308
Accrued expenses	164,245	145,778
Deferred income	63,556	40,616
Term loan, current	29,150	13,500
Other current liabilities	6,850	4,324
Total current liabilities	801,117	557,958
Term loan, non-current	420,850	429,750
Tax sharing liability	61,306	61,518
Other non-current liabilities	16,909	16,738
Total Liabilities	1,300,182	1,065,964
Commitments and contingencies (see Note 6)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 110,233,689 and 108,397,627 shares issued, respectively	1,102	1,084
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,055,393	1,055,213
Accumulated deficit	(1,016,592)	(1,017,539)
Accumulated other comprehensive income/(loss)	(5,777)	3,016
Total Shareholders’ Equity	34,074	41,722
Total Liabilities and Shareholders’ Equity	$1,334,256	$1,107,686

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$947	$146,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,880	28,381
Impairment of property and equipment	—	2,577
Amortization of unfavorable contract liability	(178)	(1,790)
Non-cash net interest expense	5,237	7,506
Deferred income taxes	11,556	(167,545)
Stock compensation	6,803	6,875
Changes in assets and liabilities:
Accounts receivable	(59,185)	(29,804)
Due from Travelport, net	(4,253)	(10,301)
Accounts payable, accrued expenses and other current liabilities	24,168	26,390
Accrued merchant payable	175,944	158,729
Deferred income	21,920	22,015
Other	(5,715)	16,343
Net cash provided by operating activities	206,124	206,137
Investing activities:
Property and equipment additions	(21,168)	(17,957)
Acquisitions, net of cash acquired	(10,000)	—
Changes in restricted cash	(17,748)	(67,943)
Net cash used in investing activities	(48,916)	(85,900)
Financing activities:
Payments on and retirement of term loans	(443,250)	(890,030)
Issuance of long-term debt, net of issuance costs	443,256	877,718
Employee tax withholdings related to net share settlements of equity-based awards	(6,747)	(4,611)
Proceeds from exercise of employee stock options	143	5,588
Payments on tax sharing liability	(4,616)	(12,949)
Net cash used in financing activities	(11,214)	(24,284)
Effects of changes in exchange rates on cash and cash equivalents	1,288	(3,474)
Net increase in cash and cash equivalents	147,282	92,479
Cash and cash equivalents at beginning of period	117,385	130,262
Cash and cash equivalents at end of period	$264,667	$222,741
Supplemental disclosure of cash flow information:
Income tax payments, net	$1,889	$834
Cash interest payments	$13,104	$14,962
Non-cash investing activity:
Capital expenditures incurred not yet paid	$3,811	$5,622

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

At June 30, 2014 and December 31, 2013, there were 110,208,452 and 108,372,390 shares of our common stock outstanding, respectively, of which approximately 39% and 48% were beneficially owned by Travelport and the investment funds that indirectly own Travelport. In the second quarter and early third quarter of 2014, Travelport sold approximately 47.7 million shares and after its secondary stock offering on July 22, 2014, beneficially owns 782,697 (1%) shares of Orbitz Worldwide, Inc. common stock.

We are a leading global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services including hotels, flights, vacation packages, car rentals, cruises, rail tickets, travel insurance, destination services and event tickets. We provide our customers an easy-to-use booking experience across a wide variety of devices. Our global brand portfolio includes Orbitz.com and CheapTickets in the United States; ebookers in Europe; and HotelClub, which focuses on the Asia Pacific region. We also own and operate Orbitz for Business, which is a corporate travel management company, and the Orbitz Partner Network, which delivers private label travel solutions to a broad range of partners.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions

On February 19, 2014, the Company entered into an asset sale and purchase agreement with Travelocity.com LP (“Travelocity”) for certain assets and contracts of the Travelocity Partner Network (“TPN”), which provides private label travel technology solutions for bank loyalty programs and online commerce sites. On February 28, 2014, the Company closed the transaction for cash consideration of $10.0 million with the potential for additional consideration of up to $10.0 million payable if post-acquisition revenue targets for 2014 and 2015 are achieved in excess of agreed amounts (“Earn-Out”). The companies also entered into a transition services agreement, under which Travelocity will provide the Company various services and support, which expires no later than 24 months from the contract date. The Company may, at its sole discretion, terminate one or more of the services under the agreement with 15 days’ notice to Travelocity at which time the parties will have no further obligation with respect to such terminated services. It has been determined that the transition services agreement is unfavorable as compared with market conditions as of the purchase date and a net unfavorable contract liability of approximately $1.1 million has been established, of which $0.9 million remains at June 30, 2014. Transaction costs were incurred in connection with this acquisition of approximately $0.4 million for the year ended December 31, 2013 and $0.4 million and $0.8 million for the three and six months ended June 30, 2014, respectively, and are included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations for those periods.

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

The fair value of the estimated Earn-Out was calculated based on various levels of revenue thresholds for each year and by assigning an expected probability of reaching each level and the corresponding payment. During the quarter ended June 30, 2014, the Company revised its estimate of projected revenue as a result of obtaining certain pre-acquisition volume information not previously available. Based on these revised projections, the Company currently does not expect that any Earn-Out will be payable. Based on the above mentioned projections, the Company is in the process of reviewing its preliminary purchase allocation.

The following table summarizes the preliminary purchase price and the preliminary allocation of the purchase price and is subject to revision as the Company finalizes it estimates:

Amount
Preliminary Purchase Price	(in thousands)
Consideration
Cash paid	$10,000

Preliminary allocation of Purchase Price
Property and equipment (software)	$3,950
Finite-lived intangible assets - Customer relationships	7,120
Unfavorable contracts	(1,070)
Fair value of net assets acquired	$10,000

The amounts of TPN’s revenue included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 was $15.5 million and $20.2 million, respectively. The amounts of TPN’s pretax loss included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 was $3.9 million and $5.2 million, respectively. The revenue and earnings of the combined entity had the acquisition date been January 1, 2014 and January 1, 2013 are not available as the related business was not reported separately from that of Travelocity.

Our acquired finite-lived customer relationship assets will be amortized over their estimated useful lives of 5 years, using a straight-line basis. The property and equipment will be amortized over their estimated useful lives of 1.5 years.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Goodwill and indefinite-lived intangible assets:
Goodwill	$345,388	$345,388
Trademarks and trade names	90,702	90,398

Goodwill relates to our U.S. subsidiaries and trademarks and trade names are allocated among our subsidiaries, including foreign subsidiaries. As a result trademarks and trade names are impacted by foreign currency translation each period.

We assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. We perform our annual impairment testing of goodwill and other indefinite-lived intangibles assets as of December 31.

Amount
(in thousands)
Other Intangible Assets, Net
Balance at January 1, 2014, net of accumulated impairment of $4,604	$89
Amortization expense	(564)
Intangible assets acquired	7,120
Balance at June 30, 2014	$6,645

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Term Loan and Revolving Credit Facility

On April 15, 2014, we entered into an amendment (the “Second Amendment”) to the $515.0 million senior secured credit agreement entered into on March 25, 2013, as refinanced and amended on May 24, 2013 (the “Credit Agreement”), composed of a seven year, $450.0 million term loan maturing April 15, 2021 (the “Term Loan”) and a five year $80.0 million revolving credit facility maturing April 15, 2019 (the “Revolver”). The proceeds of the Term Loan were used to repay approximately $439.9 million of term loans outstanding under the Credit Agreement, pay certain fees and expenses incurred with the Second Amendment and for general corporate purposes.

Following the Second Amendment, the $530.0 million senior secured credit facility (the “Amended Credit Agreement”) consists of the Term Loan and the Revolver. Among other things, the Second Amendment reduced the financial maintenance covenants, increased certain baskets, and added certain exceptions under certain negative covenants in the Credit Agreement.

Term Loan

The Term Loan bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 3.50% per annum, or the Base Rate plus 2.50% per annum. The Eurocurrency Rate is equal to the LIBOR rate as determined by the British Bankers Association (adjusted for any applicable statutory reserves as defined in the Amended Credit Agreement) and with respect to the Term Loans shall not be less than 1.00% per annum. The Base Rate for any day is equal to the greater of (a) the Fed Funds Rate in effect plus 0.5%, (b) the Credit Suisse AG prime rate, and (c) the one-month Eurocurrency Rate.

The principal amount of the Term Loan is payable in quarterly installments of $1.125 million beginning September 30, 2014, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loans (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain first lien leverage ratios) of the prior year’s excess cash flow, as defined in the Amended Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Amended Credit Agreement.

Based on our current financial projections for the year ending December 31, 2014, we estimate that we will be required to make a $26.9 million prepayment from excess cash flow in the first quarter of 2015. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of June 30, 2014. Prepayments from excess cash flow are applied to the scheduled quarterly Term Loan principal payments. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2015 is not reasonably estimable as of June 30, 2014.

The change in the term loans during the six months ended June 30, 2014 was as follows:

Amount
(in thousands)
Balance at January 1, 2014 (current and non-current)	$443,250
Scheduled principal payments of Term Loans	(3,375)
Repayment of term loan under the Credit Agreement	(439,875)
Balance per Credit Agreement	—

Proceeds from issuance of Term Loan pursuant to the Second Amendment	450,000
Balance at June 30, 2014 (current and non-current)	$450,000

At June 30, 2014, the Term Loan had a variable interest rate based on LIBOR rates, resulting in an interest rate of 4.50%, excluding the impact of the amortization of debt issuance costs.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the aggregate maturities of the Term Loan over the remaining term of the Amended Credit Agreement, excluding any mandatory prepayments that could be required under the Term Loan.

Year	(in thousands)
2014	$2,250
2015	4,500
2016	4,500
2017	4,500
2018	4,500
Thereafter	429,750
Total	$450,000

Revolver

The Revolver provides for borrowings and letters of credit up to $80.0 million, through which we are allowed to issue up to $55.0 million in letters of credit. The Revolver bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 3.00% per annum or the Base Rate plus a margin of 2.00% per annum. We pay a letter of credit fee in the amount of the Eurocurrency Rate on all outstanding letters of credit and we incur a facility fee of 0.50% per annum on all loans, letters of credit and any unused amounts on the Revolver. At June 30, 2014 there were no outstanding borrowings or letters of credit issued under the Revolver.

Amended Credit Agreement Terms

The Term Loan and Revolver are both secured by substantially all of our domestic subsidiaries’ tangible and intangible assets, including a pledge of 100% of the outstanding capital stock or other equity interests of substantially all of our direct and indirect domestic subsidiaries and 65% of the capital stock or other equity interests of certain of our foreign subsidiaries, subject to certain exceptions. The Term Loan and Revolver are also guaranteed by substantially all of our domestic subsidiaries.

The Amended Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness or enter into guarantees; enter into sale/leaseback transactions; make investments, loans or acquisitions; grant or incur liens on our assets; sell our assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments.

The Amended Credit Agreement requires us not to exceed a maximum first lien leverage ratio, as defined in the Amended Credit Agreement of 5.00 to 1. As of June 30, 2014, we were in compliance with the financial covenant and other conditions of the Amended Credit Agreement.

We incurred an aggregate of $6.7 million of debt issuance costs to obtain the Amended Credit Agreement in April 2014 and due to the nature and terms of the Second Amendment, the entire amount was capitalized and is included in Other non-current assets on the Condensed Consolidated Balance Sheet. The capitalized debt issuance costs will be amortized to interest expense over the contractual terms of the Term Loan and Revolver. Due to the extinguishment of the term loan of the Credit Agreement, unamortized debt issuance costs of $2.2 million related to the Credit Agreement were expensed during the second quarter and included in Other expense in the Condensed Consolidated Statements of Operations.

Credit Agreement and Amendment

On March 25, 2013, we entered into a $515.0 million senior secured credit agreement comprised of a four and one-half- year $65.0 million revolving credit facility maturing September 25, 2017, a $150.0 million term loan maturing September 25, 2017 and a $300.0 million term loan maturing March 25, 2019. Term loans outstanding under the $515.0 million senior secured credit agreement were refinanced and amended on May 24, 2013. On April 15, 2014, we used proceeds from the issuance of term loans to pay in full the amount outstanding relating to the senior secured credit agreement amended on May 24, 2013.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Tax Sharing Liability

We have a liability included in our Condensed Consolidated Balance Sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of June 30, 2014, the estimated remaining payments that may be due under this agreement were approximately $102.5 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $80.5 million and $80.2 million at June 30, 2014 and December 31, 2013, respectively. The change in the tax sharing liability for the six months ended June 30, 2014 was as follows:

Amount
(in thousands)
Balance at January 1, 2014 (current and non-current)	$80,191
Accretion of interest expense (a)	4,915
Cash payments	(4,616)
Balance at June 30, 2014 (current and non-current)	$80,490

(a)
We accreted interest expense related to the tax sharing liability of $2.3 million and $3.0 million for the three months ended June 30, 2014 and 2013, respectively, and $4.9 million and $5.4 million for the six months ended June 30, 2014 and 2013, respectively.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $19.2 million and $18.7 million was included in Accrued expenses in our Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, respectively. The long-term portion of the tax sharing liability of $61.3 million and $61.5 million was reflected as Tax sharing liability in our Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, respectively.

6.	Commitments and Contingencies

Our contractual obligations as of June 30, 2014 did not materially change from the amounts set forth in our 2013 Annual Report on Form 10-K, except for the changes described in Note 4 - Term Loan and Revolving Credit Facility.

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. At June 30, 2014 and December 31, 2013, we had accruals of $5.7 million and $5.5 million related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Below, we have provided relevant information on these matters.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

43 cities in California; the following cities in Colorado: Broomfield, Colorado Springs, Durango, Frisco, Glendale, Glenwood Springs, Golden, Grand Junction, Greeley, Greenwood Village, Lafayette, Lakewood, Littleton, Loveland, Silverthorne, and Steamboat Springs; Arlington, Texas; Brunswick and Stanly, North Carolina; the following counties in Utah: Davis, Summit, Salt Lake and Weber; the Arizona Department of Revenue; the New Mexico Department of Revenue; the Ohio Department of Taxation; Paradise Valley, Arizona; St. Louis, Missouri; various Alabama Municipalities; the Louisiana Department of Revenue; the Vermont Department of Taxation; and the Maine Department of Revenue. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes.

The following taxing authorities have issued assessments which are not final and are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; and Lake County, Indiana. These assessments range from $0.02 million to approximately $5.8 million, and total approximately $7.4 million.

In addition, the Hawaii Department of Taxation has issued final assessments for merchant model hotel reservations in the amount of $16.9 million for the taxable year 2012, and for merchant model hotel reservations and rental car transactions in the amount of $14.6 million for the taxable year 2013. Additionally, on December 9, 2013, the Hawaii Department of Taxation issued final assessments for rental car transactions in the amount of $3.4 million against each of three Orbitz entities for the period of January 1, 2002, through December 31, 2012. Based on Hawaii’s past merchant model hotel assessments, Orbitz believes that Hawaii’s rental car assessments represent an aggregate of $3.4 million total against the Orbitz entities for the time period. None of the final assessments issued for the taxable years 2012 and 2013 were based on historical transaction data, and each are still subject to review by the Hawaii Tax Appeal Court. These 2012 and 2013 assessments are in addition to the $58.0 million final assessments for merchant model hotel reservations previously issued by the Hawaii Department of Taxation for prior years, more than $30.0 million of which was rejected by the Hawaii Tax Appeal Court.

Assessments or declaratory rulings that are administratively final and subject to judicial review have been issued by the cities of San Francisco and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade, Broward, and Osceola, Florida; and the Indiana Department of Revenue. These assessments range from $0.2 million to approximately $3.2 million, and total approximately $8.7 million. Trial courts rejected the assessments in San Francisco and San Diego, California and Broward, Florida. The Colorado Court of Appeals reversed the assessments against the OTCs in the City of Denver case. Collectively, the amounts of the assessments in the San Francisco, San Diego, Broward County, and Denver cases amount to approximately $7.0 million.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Third, in January 2013, the Tax Court of Appeals in Hawaii ruled that the OTCs are subject to Hawaii’s general excise tax. The Court also determined that the “splitting provision” contained in the Hawaii general excise tax statute, which limits application of the tax to only the amounts that travel agents receive for their services, does not apply to the transactions at issue. On March 19, 2013, the Court issued an order in which it also imposed “failure to file” and “failure to pay” penalties on the OTCs. On August 15, 2013, the Hawaii Tax Appeal Court ruled that the OTCs were required to pay interest on penalties, and entered final judgment disposing of all issues and claims of all parties. On September 11, 2013, the OTCs filed their notice of appeal. Under Hawaii law, in order to appeal, Orbitz was required to pay the total amount of the final judgment to Hawaii prior to appealing the Court’s order. Accordingly, Orbitz made payments to Hawaii of $16.9 million in April 2013, and approximately$9.2 million to Hawaii in September 2013. These amounts reflected a determination of Orbitz’s liability for general excise tax (both on the amounts that it receives for its services and the amounts that the hotels receive for the rental of their rooms), interest, penalties, and interest on penalties through the tax year 2011. Although Orbitz disagrees with the Court’s rulings on general excise tax and intends to appeal them, we have recorded an expense of $4.2 million in light of the decision. The $4.2 million represents the amount Orbitz estimates it would owe if the Court had correctly applied the general excise tax splitting provision on merchant reservations through December 31, 2012 and a 25% failure to file penalty imposed on that figure. Orbitz has not reserved for the remainder of the ruling because it believes that the general excise tax splitting provision plainly applies to the transactions in question, and that the award of “failure to pay” penalties is entirely unsupported by the record in the case, and that interest on penalties should not have been awarded. Although we believe that it is not probable that Orbitz ultimately will be liable for more than $4.2 million as a result of the Court’s order, it is possible that Orbitz will not prevail, and if it does not, the amount of any final award of general excise tax, penalties and interest against Orbitz could exceed $26.0 million. The OTCs’ appeal on the Tax Court of Appeals’ ruling on General Excise Tax, and Hawaii’s cross-appeal on the Tax Court of Appeals’ determination that the OTCs are not subject to Hawaii’s transient accommodations tax, are currently pending before the Hawaii Supreme Court. Oral argument has been set for October 2.

In an unrelated matter, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments and in 2010 we ceased making termination payments due to a dispute with Trilegiant. On October 2, 2013, the Court denied Orbitz’s motion for summary judgment on one of its affirmative defenses, and on December 24, 2013, the court rejected most of our remaining defenses. As of June 30, 2014, we had an accrual totaling $13.3 million, which includes $1.6 million for potential interest.

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

Financing Arrangements

We are required to issue letters of credit and similar instruments to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies primarily to satisfy consumer protection requirements. We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of the restricted cash balance currently used to cash collateralize letters of credit or similar instruments, cash from our balance sheet which can be used to support letters of credit and similar instruments and our $80.0 million revolving credit facility through which we are allowed to issue up to $55.0 million in letters of credit.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the amount of letters of credit and similar instruments outstanding by facility, as well as the amounts of our restricted cash balances:

	June 30, 2014		December 31, 2013
	Letters of Credit and Other Credit Support	Restricted Cash	Letters of Credit and Other Credit Support	Restricted Cash
	(in thousands)
Multi-currency letter of credit facility	$21,982	$22,826	$21,863	$22,670
Uncommitted letter of credit facilities and surety bonds	108,314	113,349	91,033	96,091
Total	$130,296	$136,175	$112,896	$118,761

Total letter of credit fees were less than $0.1 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively.

7.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. As of June 30, 2014, 5,075,366 shares were available for future issuance under the Plan.

Restricted Stock Units

We granted 995,270 restricted stock units (“RSUs”) during the six months ended June 30, 2014 with a weighted-average grant date fair value per share of $9.62. The fair value of RSUs is amortized on a straight-line basis over the requisite service period of four years.

Performance-Based Restricted Stock Units

We granted 136,815 performance-based restricted stock units with a fair value per share of $9.72 and 273,630 market-based restricted stock units with a fair value per share of between $11.89 and $16.32 (“PSUs”) in March 2014 to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU earned, subject to the satisfaction of three performance metrics over a three-year basis. Each metric will be equally weighted, with the ability to earn between 25% to 200% of target based on a straight-line interpolation of the criteria. The performance-based condition requires that the Company attain certain performance metrics for the three-year period ended December 31, 2016 and the market-based conditions require that the Company achieve a certain absolute shareholder return and a certain relative shareholder return at the conclusion of the three-year measurement period. If the minimum performance criteria are not met, each PSU will be forfeited. If the minimum conditions are met, the PSUs earned will cliff vest on the third anniversary of the grant date. The fair value of the market-based conditions was measured using a Monte Carlo simulation for sampling random outcomes.

As of June 30, 2014, we expect that the performance-based condition PSUs will be satisfied at their target level, and the fair value of the market-based condition PSUs is being amortized on a straight-line basis over the requisite service period of each vesting tranche.

Non-Employee Directors Deferred Compensation Plan

We granted 113,720 deferred stock units to our non-employee directors during the six months ended June 30, 2014 with a weighted-average grant date fair value per share of $7.93. These deferred stock units are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable and expensed on the grant date at their fair value.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Expense

We recognized total equity-based compensation expense of $3.9 million and $4.2 million for the three months ended June 30, 2014 and 2013, respectively and $6.8 million and $6.9 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, a total of $19.1 million of unrecognized compensation costs related to unvested restricted stock units, unvested stock options and unvested PSUs are expected to be recognized over the remaining weighted-average lives of 3.0 years.

8.	Derivative Financial Instruments

Interest Rate Hedges

At June 30, 2014, we had the following interest rate swaps outstanding that will effectively convert $200.0 million of term loans from a variable rate to a fixed interest rate once they become effective. We will pay a fixed interest rate on the notional amount and in exchange receive a variable interest rate based on the one-month LIBOR rate. We do not use derivatives for speculative or trading purposes.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	August 29, 2014	August 31, 2016	1.11%	One-month LIBOR
$100.0 million	August 29, 2014	August 31, 2016	1.15%	One-month LIBOR

We entered into interest rate derivative contracts to protect against volatility of future cash flows of the variable interest payments related to our term loans. These derivative contracts are economic hedges and are not designated as cash flow hedges. We mark-to-market these instruments and record the changes in the fair value of these items in Net interest expense in the Company’s Condensed Consolidated Statements of Operations and recognize the unrealized gain or loss in other non-current assets or liabilities. Unrealized losses of $2.2 million and $0 were recognized at June 30, 2014 and 2013, respectively.

The following table summarizes the location and fair value of derivative instruments on the Company’s Condensed Consolidated Balance Sheets.

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2014	December 31, 2013
		(in thousands)
Interest rate swaps not designated as hedging instruments	Other non-current liabilities	$2,152	$1,205

The interest rate swaps designated as hedging instruments were terminated in conjunction with the termination of our credit agreement in March 2013. Interest rate swaps designated as hedging instruments were reflected in our Condensed Consolidated Balance Sheets at market value. The corresponding market adjustment related to the hedging instruments was recorded to accumulated other comprehensive income (“AOCI”) and the adjustment related to the instruments not designated as hedging was recorded as Net interest expense in the Company’s Condensed Consolidated Statements of Operations.

The following table shows the market adjustments of swaps recorded during the six months ended June 30, 2014 and 2013:

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in exchange rates associated with foreign currency receivables, payables and intercompany transactions. We primarily hedge our foreign currency exposure to the Pound sterling and the Australian dollar. As of June 30, 2014, we had foreign currency contracts outstanding with a total net notional amount of $337.3 million, all of which subsequently matured. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of Selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2014	December 31, 2013
		(in thousands)
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$4,291	$1,412

The following table shows the changes in the fair value of our foreign currency contracts which were recorded as a gain/(loss) in selling, general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Foreign currency hedges (a)	$(5,236)	$9,254	$(10,105)	$18,730

(a)
We recorded transaction gains/(losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $4.1 million and $(10.1) million for the three months ended June 30, 2014 and 2013, respectively, and $6.9 million and $(21.2) million for the six months ended June 30, 2014 and 2013, respectively. These transaction gains and losses were included in selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The net impact of these transaction gains and losses, together with the gains and losses incurred on our foreign currency hedges, were gains/(losses) of $(1.1) million and $(0.8) million for the three months ended June 30, 2014 and 2013, respectively, and $(3.2) million and $(2.4) million for the six months ended June 30, 2014 and 2013, respectively.

The tables below show the gross and net amounts related to derivatives eligible for offset in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013. The gross asset amount of the derivative listed below is the maximum loss the Company would incur if the counterparties failed to meet their obligation.

	Gross Amounts of Recognized Liabilities	Gross Asset Recognized as an Offset	Net Liabilities Included in the Condensed Consolidated Balance Sheets
	(in thousands)

June 30, 2014	$7,489	$(1,046)	$6,443
December 31, 2013	$8,324	$(5,707)	$2,617

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accumulated Other Comprehensive Income/(Loss)

AOCI is comprised of currency translation adjustments and unrealized gains/(losses) on interest rate swaps. The change in AOCI by component for the three months ended June 30, 2014 and 2013 was as follows:

	Currency Translation Adjustment		Interest Rate Swaps
	2014	2013	2014	2013
	(in thousands)
Balance at April 1	$(538)	$5,378	$—	$—
Other comprehensive income before reclassifications	(5,239)	8,233	—	—
Amounts reclassified from AOCI	—	—	—	—
Net current-period other comprehensive income/(loss) (a)	(5,239)	8,233	—	—
Balance at June 30	$(5,777)	$13,611	$—	$—

(a)	Amounts are disclosed net of tax.

The change in AOCI by component for the six months ended June 30, 2014 and 2013 was as follows:

	Currency Translation Adjustment		Interest Rate Swaps
	2014	2013	2014	2013
	(in thousands)
Balance at January 1	$3,016	$(4,786)	$—	$2,282
Other comprehensive income before reclassifications	(8,793)	18,397	—	(1)
Amounts reclassified from AOCI	—	—	—	(2,281)
Net current-period other comprehensive income (a)	(8,793)	18,397	—	(2,282)
Balance at June 30	$(5,777)	$13,611	$—	$—

(a)	Amounts are disclosed net of tax.

The amounts above reclassified from AOCI related to interest rate swaps were included in the Condensed Consolidated Statements of Operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net interest expense	$—	$—	$—	$277
Provision/(benefit) for income taxes	—	—	—	(2,558)
Total	$—	$—	$—	$(2,281)

10.	Net Income per Share

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the weighted-average shares outstanding used in the calculation of net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-Average Shares Outstanding	2014	2013	2014	2013
Basic	110,218,036	107,231,148	109,907,641	106,765,207
Diluted effect of:
Restricted stock units	2,318,956	3,678,117	1,852,820	2,914,216
Performance-based restricted stock units	2,095,044	1,458,329	2,255,755	1,297,829
Stock options	447,142	547,651	457,868	210,391
Diluted	115,079,178	112,915,245	114,474,084	111,187,643

The following equity awards were not included in the diluted net income per share calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
Antidilutive Equity Awards	2014	2013	2014	2013
Restricted stock units	936,427	159,121	618,421	86,250
Performance-based restricted stock units	410,445	1,833,750	269,851	1,327,189
Stock options	—	6,766	—	835,525
Total	1,346,872	1,999,637	888,272	2,248,964

11.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $16.7 million and $12.3 million at June 30, 2014 and December 31, 2013, respectively. Amounts due to or from Travelport are generally settled on a net basis.

The following table summarizes the related party transactions with Travelport and its subsidiaries, reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net revenue (a)	$24,674	$21,814	$48,982	$44,753
Cost of revenue	$45	$15	$53	$(35)
Selling, general and administrative expense	$—	$35	$—	$80
Marketing expense	$32	$14	$52	$22
Interest expense (b)	$—	$1,201	$—	$2,913

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

Under the New Travelport GDS Service Agreement, Orbitz is obligated in 2014 to use only Travelport GDSs for all air and car segments booked on its domestic agencies and is subject to certain other exclusivity obligations for its segments booked in Europe and other markets as defined in the New Travelport GDS Service Agreement. On January 29, 2014, the Audit

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee of the Board of Directors had approved the New Travelport Service Agreement and authorized the execution of such agreement, pursuant to a delegation by the Company’s Board of Directors on August 13, 2013.

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

The following table shows the fair value of our liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, which are classified as Other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2014				December 31, 2013
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Liabilities:
Foreign currency derivative liabilities	$4,291	$4,291	$—	$—	$1,412	$1,412	$—	$—
Interest rate swap liabilities	$2,152	$—	$2,152	$—	$1,205	$—	$1,205	$—

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

The carrying value of the Term Loan was $450.0 million at June 30, 2014, compared with a fair value of $452.3 million. At December 31, 2013, the carrying value of the term loans as part of the Credit Agreement was $443.3 million compared with a fair value of $446.8 million. The fair values were determined based on quoted market ask prices, which is classified as a Level 2 measurement.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

We recorded tax expense of $5.8 million and $13.0 million for the three and six months ended June 30, 2014, respectively. The tax expense for both the three and six months ended June 30, 2014 was primarily due to U.S. based income for which the federal tax liability is deferred. The net deferred tax assets at June 30, 2014 and December 31, 2013 amounted to $160.6 million and $171.8 million, respectively. The substantial majority of the net deferred tax assets relate to U.S. federal taxes.

We have established a liability for future income tax contingencies and liabilities, referred to as unrecognized tax benefits of $3.7 million and $3.6 million as of June 30, 2014 and December 31, 2013, respectively, that management believes to be adequate. This liability represents the additional taxes that may be paid when the related items are resolved. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $3.6 million and $3.5 million at June 30, 2014 and December 31, 2013. During the next twelve months, we anticipate no reduction to this liability due to the lapsing of statutes of limitations, which would affect our effective tax rate.

In computing the tax provision for both the three and six months ended June 30, 2014, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2014. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and six months ended June 30, 2014, and are expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2014 or expect to recognize a deferred tax asset related to such losses at December 31, 2014. Our effective tax rate differs significantly from the U.S. federal statutory rate as we have not recognized any tax benefit for losses in certain jurisdictions that we expect will not be realized and for which we have previously established a valuation allowance against the deferred tax assets.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarified guidance and eliminated diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for reporting periods beginning on or after December 15, 2013; accordingly, the Company implemented ASU 2013-11 effective January 1, 2014. The impact on the Company’s condensed consolidated financial statements from applying this new guidance was not material.

14. Accounting Pronouncements

In May 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

Worldwide travel is a $1 trillion industry that has been characterized by rapid and significant transformation driven by changes in demographic trends, globalization, and higher consumer discretionary spending. The travel industry continues to benefit from increasing internet usage and higher online and mobile booking penetration rates. We compete in various geographic markets, with our primary markets being the United States, Europe and the Asia Pacific region. Internationally, a relatively low percentage of travel sales are transacted online and the market is highly fragmented, which represents a significant opportunity for us. International Data Corporation estimates that online travel bookings will grow 15% annually from $402 billion in 2013 to $714 billion in 2017 with annual growth of 10% in the United States, 12% in Europe and 22% in the Asia Pacific region.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
	(in thousands)				(in thousands)
Net revenue	$248,053	$225,798	$22,255	10%	$458,308	$428,658	$29,650	7%
Cost and expenses:
Cost of revenue	47,638	39,288	8,350	21%	90,383	80,582	9,801	12%
Selling, general and administrative	72,018	69,301	2,717	4%	138,260	141,665	(3,405)	(2)%
Marketing	89,604	80,700	8,904	11%	166,382	155,636	10,746	7%
Depreciation and amortization	15,287	13,882	1,405	10%	28,880	28,381	499	2%
Impairment of property and equipment	—	—	—	**	—	2,577	(2,577)	(100)%
Total operating expenses	224,547	203,171	21,376	11%	423,905	408,841	15,064	4%
Operating income	23,506	22,627	879	4%	34,403	19,817	14,586	74%
Other expense:
Net interest expense	(8,595)	(12,734)	4,139	(33)%	(18,172)	(22,263)	4,091	(18)%
Other expense	(2,236)	(18,092)	15,856	(88)%	(2,236)	(18,092)	15,856	(88)%
Total other expense	(10,831)	(30,826)	19,995	(65)%	(20,408)	(40,355)	19,947	(49)%
Income (loss) before income taxes	12,675	(8,199)	20,874	**	13,995	(20,538)	34,533	**
Provision (benefit) for income taxes	5,794	(8,760)	14,554	**	13,048	(167,299)	180,347	**
Net income	$6,881	$561	$6,320	**	$947	$146,761	$(145,814)	(99)%

** Not meaningful.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three and six months ended June 30, 2014 and 2013. Gross bookings, transactions and stayed hotel room nights not only have an impact on our net revenue trends, but these metrics also provide insight to changes in overall travel demand, both industry-wide and specific to our websites. Air gross bookings include only standalone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
	(in thousands)				(in thousands)
Gross bookings:
Domestic	$2,729,525	$2,479,941	$249,584	10%	$5,207,335	$4,904,897	$302,438	6%
International	628,173	604,947	23,226	4%	1,332,877	1,282,572	50,305	4%
Total gross bookings	$3,357,698	$3,084,888	$272,810	9%	$6,540,212	$6,187,469	$352,743	6%

Standalone air	$2,164,643	$2,077,471	$87,172	4%	$4,117,967	$4,105,184	$12,783	—%
Non-air	1,193,055	1,007,417	185,638	18%	2,422,245	2,082,285	339,960	16%
Total gross bookings	$3,357,698	$3,084,888	$272,810	9%	$6,540,212	$6,187,469	$352,743	6%

Net revenue:
Hotel	$90,257	$78,189	$12,068	15%	$157,491	$141,112	$16,379	12%
Air	71,004	67,464	3,540	5%	141,232	136,715	4,517	3%
Vacation package	43,353	38,663	4,690	12%	76,265	70,340	5,925	8%
Advertising and media	15,181	15,518	(337)	(2)%	29,767	28,586	1,181	4%
Other	28,258	25,964	2,294	9%	53,553	51,905	1,648	3%
Total net revenue	$248,053	$225,798	$22,255	10%	$458,308	$428,658	$29,650	7%

Net revenue:
Domestic	$182,299	$164,565	$17,734	11%	$336,908	$314,771	$22,137	7%
International	65,754	61,233	4,521	7%	121,400	113,887	7,513	7%
Total net revenue	$248,053	$225,798	$22,255	10%	$458,308	$428,658	$29,650	7%

Transaction and hotel room night growth/(decline):

Booked transactions	7%	1%			3%	(2)%
Stayed hotel room nights	20%	20%			16%	17%

Gross Bookings

The increase in domestic gross bookings for the three months ended June 30, 2014 was driven by both higher average booking values and higher volume for air, hotels, vacation packages and car rentals. Domestic gross bookings for the six months ended June 30, 2014 increased year over year largely due to higher average booking values for air, hotels, vacation packages and car rentals, and higher volume for hotel and car transactions, partially offset by lower air volume. The Travelocity Partner Network (“TPN”) acquisition contributed approximately 10 and 7 percentage points of gross bookings growth for the three and six months ended June 30, 2014, respectively.

The increase in international gross bookings for the three months ended June 30, 2014 was driven by higher volume for hotels and vacation packages and higher average booking values for air and hotels, partially offset by lower air volume. The increase in international gross bookings for the six months ended June 30, 2014 was driven primarily by higher volume for hotels and vacation packages and higher average booking values for air and hotels, partially offset by lower air volume.

Net Revenue

Net revenue increased $22.3 million, or 10%, for the three months ended June 30, 2014, as compared with the three months ended June 30, 2013, and increased $29.7 million, or 7%, for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. Excluding the impact of foreign exchange fluctuations, net revenue increased by $19.9 million and $26.9 million, respectively for the three and six months ended June 30, 2014 from the comparable prior year periods. The TPN acquisition, which closed on February 28, 2014, contributed approximately 7 and 5 percentage points to year-over-year net revenue growth for the three and six months ended June 30, 2014, respectively.

Hotel.  Net revenue from hotel bookings increased $12.1 million, or 15%, and $16.4 million, or 12%, for the three and six months ended June 30, 2014, respectively, compared with the three and six months ended June 30, 2013. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $12.1 million and $17.5 million for the three and six months ended June 30, 2014 from the comparable prior year periods. Domestic hotel net revenue, for both the three and six month periods, increased due primarily to higher volume, partially offset by lower net revenue per transaction. International hotel net revenue, for both the three and six month periods, increased due to growth in hotel volume, partially offset by lower net revenue per transaction. The TPN acquisition contributed approximately 8 and 5 percentage points to year-over-year standalone hotel net revenue growth for the three and six months ended June 30, 2014, respectively.

Air.  Net revenue from air bookings increased $3.5 million or 5% and $4.5 million or 3% for the three and six months ended June 30, 2014, respectively, as compared with the three and six months ended June 30, 2013. Excluding the impact of foreign exchange fluctuations, air net revenue increased $2.3 million and $2.4 million for the three and six months ended June 30, 2014, respectively, from the comparable prior year periods. Domestic air net revenue increased for the three months ended June 30, 2014, as compared with the three months ended June 30, 2013, due to higher net revenue per transaction and to a lesser degree, higher volume. Domestic air net revenue increased for the six months ended June 30, 2014, as compared with the six months ended June 30, 2013, due to higher net revenue per transaction, partially offset by lower volume. International air net revenue decreased for the three months ended June 30, 2014, as compared with the three months ended June 30, 2013, due to lower volume, partially offset by higher net revenue per transaction. International air net revenue increased for the six months ended June 30, 2014, as compared with the six months ended June 30, 2013, due to higher net revenue per transaction, partially offset by lower volume. The TPN acquisition contributed approximately 10 and 7 percentage points to year-over-year standalone air net revenue growth for the three and six months ended June 30, 2014, respectively.

Vacation package.  Net revenue from vacation package bookings for the three and six months ended June 30, 2014 increased $4.7 million, or 12%, and $5.9 million, or 8%, respectively, as compared with the three and six months ended June 30, 2013. Excluding the impact of foreign currency fluctuations, net revenue from vacation packages increased $3.9 million and $4.8 million for the three and six months ended June 30, 2014, respectively, from the comparable prior year periods. For the three months ended June 30, 2014, as compared with the three months ended June 30, 2013, domestic vacation package net revenue increased due primarily to higher net revenue per transaction and international vacation package net revenue increased due to higher volume and higher net revenue per transaction. For the six months ended June 30, 2014, as compared with the six months ended June 30, 2013, domestic vacation package net revenue increased due primarily to higher net revenue per transaction and international vacation package net revenue increased due primarily to higher volume. The TPN acquisition contributed approximately 3 percentage points to year-over-year vacation package net revenue growth for both the three and six months ended June 30, 2014.

Advertising and media.  Advertising and media net revenue decreased $0.3 million, or 2%, and increased $1.2 million, or 4%, for the three and six months ended June 30, 2014, respectively, from the comparable prior year periods. Excluding the impact of foreign currency fluctuations, advertising and media net revenue decreased $0.4 million and increased $1.1 million for the three and six months ended June 30, 2014, respectively, from the comparable prior year periods. The decrease in the three months ended June 30, 2014 compared with the comparable prior year period was largely due to lower display advertising, partially offset by pay per click and other performance advertising. The increase in the six months ended June 30, 2014 compared with the comparable prior year period was driven by pay-per-click and other performance advertising, partially offset by the impact of the shutdown of the Away Network in the first quarter of 2013.

Other.  Other net revenue is composed primarily of net revenue from travel insurance, car bookings, cruise bookings, and attraction and services. Other net revenue increased $2.3 million, or 9%, and $1.6 million, or 3%, for the three and six months ended June 30, 2014, respectively, as compared with the three and six months ended June 30, 2013. Excluding the impact of foreign currency fluctuations, other net revenue increased $2.0 million and $1.2 million for the three and six months ended June 30, 2014, respectively, compared with the three and six months ended June 30, 2013. The increases in other revenue for the three and six months ended June 30, 2014 was due largely to higher car rental net revenue, and to a lesser extent, higher attractions and services net revenue, when compared with the same periods in 2013. The TPN acquisition contributed approximately 5 and 3 percentage points to year-over-year other net revenue growth for the three and six months ended June 30, 2014, respectively.

Costs and Expenses

Cost of Revenue

Our cost of revenue is composed of costs to operate our customer service call centers, credit card and other payment processing fees and other costs, which include customer refunds, fraud and other charge-backs, hosting costs and connectivity and other processing costs.

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$19,549	$15,111	$4,438	29%	$34,440	$30,789	$3,651	12%
Credit card processing fees	18,727	15,789	2,938	19%	37,592	32,141	5,451	17%
Other	9,362	8,388	974	12%	18,351	17,652	699	4%
Total cost of revenue	$47,638	$39,288	$8,350	21%	$90,383	$80,582	$9,801	12%

Cost of revenue increased $8.4 million (a $8.0 million increase excluding the impact of foreign currency fluctuations), including an increase of $7.0 million related to TPN, for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. This was driven by a $4.4 million increase in customer service costs, a $3.0 million increase in credit card processing fees reflecting higher global hotel volume, and higher connectivity and processing costs of $1.1 million.

Cost of revenue increased $9.8 million (a $9.3 million increase excluding the impact of foreign currency fluctuations), including an increase of $9.2 million related to TPN, for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. This was driven by a $5.5 million increase in credit card processing fees reflecting higher global hotel volume and overall growth in our private label distribution channel, a $3.7 million increase in customer service costs, and a $0.4 million increase in connectivity and other processing costs.

Selling, General and Administrative

Our selling, general and administrative expense is composed of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include professional fees, foreign currency transaction and hedging and other administrative costs.

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$43,818	$42,158	$1,660	4%	$83,713	$85,681	$(1,968)	(2)%
Contract labor (a)	6,115	5,257	858	16%	10,933	11,312	(379)	(3)%
Network communications, systems maintenance and equipment	7,446	7,056	390	6%	13,699	13,911	(212)	(2)%
Other	14,639	14,830	(191)	(1)%	29,915	30,761	(846)	(3)%
Total selling, general, and administrative	$72,018	$69,301	$2,717	4%	$138,260	$141,665	$(3,405)	(2)%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $2.7 million (a $1.9 million increase excluding the impact of foreign currency fluctuations), including an increase of $4.6 million related to TPN, for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. This increase was driven primarily by a $1.7 million increase in wages and benefits, a $0.9 million increase in contract labor costs and a $0.4 million increase in network communications and system maintenance costs. In addition, other selling, general and administrative expenses include a $1.6 million decrease in professional fees, largely offset by higher facilities expense, higher net losses related to our foreign currency contracts/exposure, and higher travel expenses. Professional fees decreased largely due to decreased litigation costs.

Selling, general and administrative expense decreased $3.4 million (a $4.3 million decrease excluding the impact of foreign currency fluctuations), including an increase of $6.5 million related to TPN, for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. This decrease was driven primarily by a $2.0 million decrease in wages and benefits, a $0.4 million decrease in contract labor and a decrease in network communications and system maintenance costs of $0.2 million. In addition, other selling, general and administrative expenses include a $2.3 million decrease in professional fees, partially offset by an increase in net losses related to our foreign currency contracts/exposure and higher facilities expense. Professional fees decreased largely due to decreased litigation costs. Wages and benefits decreased largely due to lower severance expense of $2.6 million.

Marketing

Our marketing expense is primarily composed of online marketing costs, such as search engine marketing and travel research; offline marketing costs, such as television, radio and print advertising; and commissions to affiliates. Our online marketing spending is significantly greater than our offline marketing spending. Marketing expense increased $8.9 million, or 11%, including an increase of $6.1 million related to TPN, for the three months ended June 30, 2014 compared with the three months ended June 30, 2013, and increased $10.7 million, or 7%, including an increase of $8.0 million related to TPN, for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. Excluding the impact of foreign currency fluctuations, marketing expense increased $7.9 million and $9.7 million for the three and six months ended June 30, 2014, respectively. The increase in marketing expense for both the three month and six month period was due largely to growth of our private label distribution channel for the three and six month period, respectively, partially offset by lower offline marketing spending.

Depreciation and Amortization

Depreciation and amortization expense increased $1.4 million, including an increase of $1.4 million related to TPN, both as reported and excluding the impact of foreign currency for the three months ended June 30, 2014 compared with the three months ended June 30, 2013.

Depreciation and amortization expense increased $0.5 million (a $0.6 million increase excluding the impact of foreign currency fluctuations), including an increase of $1.4 million related to TPN, for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. The increase in depreciation and amortization expense was due primarily to depreciation from assets of the TPN acquisition, partially offset by certain assets becoming fully depreciated.

Impairment of Other Assets

As a result of our decision during the first quarter of 2013 to exit the Away Network business, we recorded a $2.6 million non-cash charge for the six months ended June 30, 2013 to impair property and equipment associated with that business.

Net Interest Expense

Net interest expense decreased $4.1 million for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. The decrease in net interest expense was due largely to a decrease in interest on the term loan as a result of the amendments to the credit agreement. For the three months ended June 30, 2014, the weighted average interest rate of the term loans was 215 basis points lower than the same period in 2013 and the average principal balances of the term loans outstanding were approximately $1.6 million lower, compared with the same period in 2013.

Net interest expense decreased $4.1 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. The decrease in net interest expense was due to lower letter of credit fees of $2.2 million, a decrease in amortization expense for deferred financing costs of $1.8 million, and $1.2 million lower interest on the term loan as a result of the amendments to the credit agreement, partially offset by higher fees on the revolving credit facility. For the six months ended June 30, 2014, the weighted average interest rate of the term loan was 15 basis points lower than the same period in 2013 and the average principal balances of the term loans outstanding were approximately $2.1 million higher, compared with the same period in 2013.

See Note 4 - Term Loan and Revolving Credit Facility of the Notes to the Condensed Consolidated Financial Statements.

Other Expense

Other Expense decreased $15.9 million for both the three and six months ended June 30, 2014, compared with the three and six months ended June 30, 2013. The decrease in other expense was due to an $18.1 million charge during the quarter ended June 30, 2013, reflecting the write-off of deferred financing fees and other refinancing costs related to the Amended Credit Agreement, compared to a $2.2 million write-off of deferred financing fees during the quarter ended June 30, 2014 related to the Second Amendment (see Note 4 - Term Loan and Revolving Credit Facility in the Notes to the Condensed Consolidated Financial Statements).

Provision for Income Taxes

We recorded a tax provision of $5.8 million for the three months ended June 30, 2014 and a tax benefit of $8.8 million for the three months ended June 30, 2013. The tax provision for the three months ended June 30, 2014 was primarily due to deferred taxes on U.S.-based income. The tax benefit for the three months ended June 30, 2013 was primarily due to a reduction in the U.S. federal deferred tax valuation allowance of $8.9 million.

We recorded a tax provision of $13.0 million for the six months ended June 30, 2014 and a tax benefit of $167.3 million for the six months ended June 30, 2013. The tax provision for the six months ended June 30, 2014 was primarily due to deferred taxes on U.S.-based income. The tax benefit for the six months ended June 30, 2013 was primarily due to the reduction of $166.4 million in the U.S. federal deferred tax valuation allowance.

As of June 30, 2014, the valuation allowance for our deferred tax assets was $113.7 million, which related primarily to foreign jurisdictions. We have maintained full valuation allowances in the foreign jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required and if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, our cash and cash equivalents and availability under the Amended Credit Agreement, which includes an $80.0 million revolving credit facility (the “Revolver”) through which we are allowed to issue up to $55.0 million in letters of credit (See Note 4 - Term Loan and Revolving Credit Facility of the Notes to Condensed Consolidated Financial Statements). At June 30, 2014, our cash and cash equivalents amounted to $264.7 million. At June 30, 2014, there were no outstanding borrowings or letters of credit issued under the Revolver. Letters of credit that are issued under the Revolver would reduce the amount available for borrowings. Total available liquidity from cash and cash equivalents and the Revolver was $344.7 million at June 30, 2014.

We require letters of credit and similar instruments to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations. At June 30, 2014 and December 31, 2013, we had $130.3 million and $112.9 million, respectively, of outstanding letters of credit and similar instruments. In addition, we may continue to be required to provide financial security or pay deposits to municipalities in order to challenge assessments in court for hotel tax proceedings, which could negatively affect our cash flow and liquidity. For further details, see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

As of June 30, 2014, we had a working capital deficit of $348.4 million compared with a deficit of $314.7 million as of December 31, 2013. The increased deficit in the six months ended June 30, 2014, as compared to December 31, 2013, was due largely to the timing of cash receipts and payments, larger current portion of the term loan of $15.7 million and increased restricted cash of $17.4 million.

We generated positive cash flow from operations for each of the years ended December 31, 2009 through December 31, 2013 and for the six months ended June 30, 2014 despite experiencing net losses in most of these periods, and we expect annual cash flow from operations to remain positive for the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures, cash collateralize letters of credit and meet our other cash operating needs. For the year ending December 31, 2014, we expect our capital expenditures to be between $47 million and $52 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock.

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

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Beginning cash and cash equivalents	$117,385	$130,262
Cash provided by/(used in):
Operating activities	206,124	206,137
Investing activities	(48,916)	(85,900)
Financing activities	(11,214)	(24,284)
Effect of changes in exchange rates on cash and cash equivalents	1,288	(3,474)
Net increase in cash and cash equivalents	147,282	92,479
Ending cash and cash equivalents	$264,667	$222,741

Operating Activities

Cash provided by operating activities consists of our net income, adjusted for non-cash items such as depreciation, amortization, deferred taxes, changes in unrealized gains and losses and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred income, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $206.1 million for the six months ended June 30, 2014 compared with $206.1 million for the six months ended June 30, 2013. Cash flow from operations for the six months ended June 30, 2014 was affected by higher pretax income of $30.4 million and increased merchant payables of $17.2 million as a result of the growth in global merchant hotel transactions, offset by higher accounts receivable of $29.4 million and the effect of foreign exchange rates, as compared to the same period in 2013.

Investing Activities

Cash flow used in investing activities decreased $37.0 million to $48.9 million for the six months ended June 30, 2014 from $85.9 million for the six months ended June 30, 2013. This change from the prior year was due primarily to a lower use related to restricted cash of $50.2 million in the six months ended June 30, 2014, as compared with the prior year period, partially offset by the acquisition of certain assets of TPN for $10.0 million and higher capital spending of $3.2 million. The decrease in the use related to restricted cash was due largely to additions in restricted cash in 2013 to collateralize letters of credit and similar instruments primarily to replace letters of credit previously supplied by Travelport.

Financing Activities

Cash flow used in financing activities decreased $13.1 million to $11.2 million for the six months ended June 30, 2014 from $24.3 million for the six months ended June 30, 2013. This decrease was due primarily to lower tax sharing liability payments of $8.3 million and lower net repayments on our term loans in the six months ended June 30, 2014 compared with the same period last year. Specifically, in the prior year, we had a net cash outflow of $12.3 million in connection with the refinancing of the term loan borrowings under our 2007 Credit Agreement and scheduled maturity payment of the senior secured credit agreement. In addition, we had a $7.6 million increase in net payments related to employee tax withholdings for vesting of equity based awards due to lower proceeds from the exercise of stock options in the six months ended June 30, 2014 as compared with the same period last year.

Financing Arrangements

On April 15, 2014, we entered into an amendment (the “Second Amendment”) to the $515.0 million senior secured credit agreement entered into on March 25, 2013 as refinanced and amended on May 24, 2013 (the “Credit Agreement”) comprised of a seven year, $450.0 million term loan maturing April 15, 2021 (the “Term Loan”) and a five year $80.0 million revolving credit facility maturing April 15, 2019 (the “Revolver”). The proceeds of the Term Loan were used to repay approximately $439.9 million of term loans outstanding under the Credit Agreement, pay certain fees and expenses incurred with the Second Amendment and for general corporate purposes.

Following the Second Amendment, the $530.0 million senior secured credit facility (the “Amended Credit Agreement”) consists of the Term Loan and the Revolver. Among other things, the Second Amendment reduced the financial maintenance covenants, increased certain baskets, and added certain exceptions under certain negative covenants in the Credit Agreement.

The Term Loan and the Revolver bear interest at a variable rate, at our option, of the Eurocurrency Rate or the Base Rate, plus a margin. The Amended Credit Agreement requires us not to exceed a maximum first lien leverage ratio of 5.00 to 1, as defined in the Amended Credit Agreement. As of June 30, 2014, we were in compliance with the financial covenant and other conditions of the Amended Credit Agreement and expect to be in compliance for the foreseeable future.

The Term Loan is payable in quarterly installments of $1.125 million, beginning September 30, 2014, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loan: (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving a certain leverage ratio) of the prior year’s excess cash flow, as defined in the Amended Credit Agreement; (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights; and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Amended Credit Agreement.

Based on our current financial projections for the year ended December 31, 2014, we estimate that we will be required to make a $26.9 million prepayment related to excess cash flow in the first quarter of 2015. The amount of the prepayment required is subject to change based on actual financial results, which could differ materially from our financial projections as of

June 30, 2014. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2015 is not reasonably estimable as of June 30, 2014.

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

Contractual Obligations

Our contractual obligations as of June 30, 2014 did not materially change from the amounts set forth in our 2013 Annual Report on Form 10-K, except for the refinancing of our Term Loan and Revolving Credit Facility in April 2014. See Note 4 - Term Loan and Revolving Credit Facility.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2013 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2014 from the 2013 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a full discussion of our market risk as of December 31, 2013, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Annual Report on Form 10-K.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used June 30, 2014 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $9.3 million at June 30, 2014 compared with $7.5 million at December 31, 2013. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous.

The effect of a hypothetical 10% adverse change in market rates of interest would have no impact to interest expense at June 30, 2014. Although our Term Loan bears interest at a variable rate plus a margin, the current variable rate based on LIBOR is below the minimum rate that would be required to alter the rate under the Amended Credit Agreement.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consist of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the acquisition of TPN and related integration efforts will likely have an impact on our internal control over financial reporting. The extent of any such impact has not been assessed and the timing of the assessment has not been determined.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended June 30, 2014, except as described below, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject. In addition, there were no material developments in the legal proceedings previously reported in our 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as described below.

Litigation Relating To Hotel Taxes

Montana Department of Revenue: On May 5, 2014, the Department filed in the Montana Supreme Court a Notice of Appeal of the First Judicial District Court’s March 6, 2014 decision granting summary judgment in favor of the OTCs.

San Diego California: On May 6, 2014, the City of San Diego filed a Petition for Review in the California Supreme Court. On July 30, 2014, the California Supreme Court granted the City of San Diego’s Petition for Review.

Wisconsin Department of Revenue: On May 14, 2014, the Wisconsin Tax Appeals Commission granted Orbitz’s motion for summary judgment and reversed the Department’s assessments that imposed sales tax on Orbitz’s services, finding that Orbitz does not furnish lodging and the statute does not cover Orbitz’s services. On June 13, 2014, the Wisconsin Department of Revenue filed a Petition for Review in the Circuit Court for Dane County, State of Wisconsin, seeking review of the May 14, 2014 Wisconsin Tax Appeals Commission decision in favor of Orbitz.

Arizona Municipalities: On May 28, 2014, the Municipal Tax Hearing Officer granted the OTCs’ protests of the municipalities’ assessments and ordered the Tax Collectors to abate assessments, finding that the OTCs’ services are not subject to the lodging tax ordinances at issue.

City of Chicago: On June 12, 2014, Orbitz reached a settlement in principle to settle its case with the City of Chicago.

State of New Hampshire: On June 27, 2014, the Superior Court of Merrimack County, New Hampshire granted in part and denied in part the online travel companies’ motion to dismiss the State’s Complaint. The Court dismissed the State’s claims of breach of fiduciary duty, accounting, conversion, unjust enrichment, assumpsit, civil conspiracy, and imposition of a constructive trust; the Court allowed the State’s claims for declaratory judgment, injunctive relief, violations of the New Hampshire’s Meals and Rooms Tax law, and violations of New Hampshire’s Consumer Protection Act to go forward.

Denver, Colorado: On July 3, 2014, the Colorado Court of Appeals reversed in part the District Court’s decision and vacated all tax assessments against the OTCs, finding that Denver’s Lodger’s Tax ordinance does not apply to the OTCs.

Portland, Oregon: On July 29, 2014, the Circuit Court for the County of Multnomah, Oregon, granted in part and denied in part the OTCs’ motion for partial summary judgment. The Court granted the OTCs’ motion for summary judgment as to Portland’s common law counterclaims, but denied their motion as to their ordinance-based claims.

Patent Litigation

Unified Messaging Solutions LLC v. Orbitz, LLC: Pursuant to stipulation by the parties, the Court entered an Order dismissing the case. Unified Messaging has agreed to stipulate that the parties do not infringe the patents under the Court’s claim construction, and it intends to file an appeal to the Federal Circuit regarding that construction.

LVL Patent Group LLC v. Amazon.com, Inc. et al.: On February 26, 2014, the U.S. Court of Appeals affirmed the grant of summary judgment in favor of the defendants. On July 10, 2014, the U.S. Court of Appeals for the Federal Circuit denied the plaintiff’s petition for panel rehearing and rehearing en banc.

Other Litigation

Teamsters Union 25 Health Services & Insurance Plan v. Martin J. Brand et al.: On June 25, 2014, the Teamsters Union 25 Health Services & Insurance Plan for the benefit of nominal defendant Orbitz Worldwide Inc., filed an amended complaint against the Orbitz Board of Directors, Travelport Limited, Travelport LP, Travelport Global Distribution System, B.V, TDS Investor (Luxembourg) S.A.R.L., Waltonville Limited, Travelport Holdings Limited, and the Blackstone Group L.P.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our 2013 Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended June 30, 2014. In addition, we sought confirmation from entities that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, we are not aware of any other reportable transactions or dealings.

Travelport, which as of June 30, 2014, “controlled” us and was therefore our “affiliate” (as each term is interpreted by the SEC for purposes of Section 13(r) of the Exchange Act), provided the disclosure reproduced below for the quarter ended June 30, 2014, as required by Section 13(r) of the Exchange Act (the “Travelport Disclosure”). We have not independently verified or participated in the preparation of the Travelport Disclosure.
Travelport Disclosure:
“As part of our global business in the travel industry, we provide certain passenger travel-related GDS and Technology Services to Iran Air. We also provide certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.”

Travelport has not provided us with gross revenues and net profits attributable to the activities described above.

Item 6.    Exhibits

Exhibit No.	Description
10.1
Refinancing Term Loan Amendment No. 2 and Replacement Revolving Credit Facility Amendment No. 1, dated as of April 15, 2014, to the Credit Agreement, dated as of March 25, 2013, among Orbitz Worldwide, Inc., Credit Suisse AG, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, JPMorgan Chase Bank, N.A. and SunTrust Bank, as L/C Issuers, and each lender party thereto.

10.2 †	First Amendment to the Subscriber Services Agreement, dated May 2, 2014, among Orbitz Worldwide, LLC, Travelport, LP and Travelport Global Distribution System, B.V.
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

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

ORBITZ WORLDWIDE, INC
(Registrant)

Date:	August 7, 2014	/s/ Barney Harford
Barney Harford
Chief Executive Officer
(Duly Authorized Officer)

Date:	August 7, 2014	/s/ Michael Randolfi
Michael Randolfi
Chief Financial Officer
(Principal Financial Officer)