Form 10-Q
period 2014-09-30
Orbitz Worldwide, Inc.
filed 2014-11-06
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

As of October 31, 2014, 110,706,426 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenue	$253,135	$220,919	$711,443	$649,577
Cost and expenses:
Cost of revenue	49,630	39,151	140,013	119,733
Selling, general and administrative	70,810	67,611	209,070	209,276
Marketing	92,406	73,511	258,788	229,147
Depreciation and amortization	14,664	13,118	43,544	41,499
Impairment of property and equipment	—	59	—	2,636
Total operating expenses	227,510	193,450	651,415	602,291
Operating income	25,625	27,469	60,028	47,286
Other expense:
Net interest expense	(7,960)	(11,961)	(26,132)	(34,224)
Other expense	(1)	(8)	(2,237)	(18,100)
Total other expense	(7,961)	(11,969)	(28,369)	(52,324)
Income (loss) before income taxes	17,664	15,500	31,659	(5,038)
Provision (benefit) for income taxes	8,627	2,518	21,675	(164,781)
Net income	$9,037	$12,982	$9,984	$159,743

Net income per share - basic:
Net income per share	$0.08	$0.12	$0.09	$1.49
Weighted-average shares outstanding	111,034,925	108,993,525	110,287,532	107,516,142

Net income per share - diluted:
Net income per share	$0.08	$0.11	$0.09	$1.41
Weighted-average shares outstanding	115,109,023	115,657,206	114,380,784	113,343,038

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$9,037	$12,982	$9,984	$159,743
Other comprehensive income/(loss):
Currency translation adjustment	9,087	(11,203)	294	7,194
Unrealized loss on floating to fixed interest rate swaps (net of tax of $0, $0, $0 and $2,558)	—	—	—	(2,282)
Other comprehensive income/(loss)	9,087	(11,203)	294	4,912
Comprehensive income	$18,124	$1,779	$10,278	$164,655

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$250,115	$117,385
Accounts receivable (net of allowance for doubtful accounts of $1,522 and $1,186, respectively)	124,256	82,599
Prepaid expenses	12,524	17,113
Due from Travelport, net	16,509	12,343
Other current assets	20,782	13,862
Total current assets	424,186	243,302
Property and equipment (net of accumulated depreciation of $374,003 and $334,720, respectively)	114,807	116,145
Goodwill	345,388	345,388
Trademarks and trade names	90,240	90,398
Other intangible assets, net	6,289	89
Deferred income taxes, non-current	140,858	160,637
Restricted cash	103,227	118,761
Other non-current assets	39,737	32,966
Total Assets	$1,264,732	$1,107,686
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,552	$16,432
Accrued merchant payable	432,023	337,308
Accrued expenses	175,545	145,778
Deferred income	52,171	40,616
Term loan, current	32,225	13,500
Other current liabilities	2,408	4,324
Total current liabilities	720,924	557,958
Term loan, non-current	416,650	429,750
Tax sharing liability	57,414	61,518
Other non-current liabilities	14,999	16,738
Total Liabilities	1,209,987	1,065,964
Commitments and contingencies (see Note 6)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 110,458,498 and 108,397,627 shares issued, respectively	1,104	1,084
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,057,938	1,055,213
Accumulated deficit	(1,007,555)	(1,017,539)
Accumulated other comprehensive income	3,310	3,016
Total Shareholders’ Equity	54,745	41,722
Total Liabilities and Shareholders’ Equity	$1,264,732	$1,107,686

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income	$9,984	$159,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,544	41,499
Impairment of property and equipment	—	2,636
Amortization of unfavorable contract liability	(312)	(2,685)
Non-cash net interest expense	8,199	11,225
Deferred income taxes	19,610	(165,403)
Stock compensation	9,503	10,059
Changes in assets and liabilities:
Accounts receivable	(43,553)	(12,806)
Due from Travelport, net	(4,190)	(9,744)
Accounts payable, accrued expenses and other current liabilities	38,058	23,499
Accrued merchant payable	98,610	97,152
Deferred income	11,892	11,930
Other	469	11,021
Net cash provided by operating activities	191,814	178,126
Investing activities:
Property and equipment additions	(37,688)	(29,550)
Acquisitions, net of cash acquired	(10,000)	—
Changes in restricted cash	13,285	(91,198)
Net cash used in investing activities	(34,403)	(120,748)
Financing activities:
Payments on and retirement of term loans	(444,375)	(893,405)
Issuance of long-term debt, net of issuance costs	443,256	877,718
Employee tax withholdings related to net share settlements of equity-based awards	(7,099)	(6,282)
Proceeds from exercise of employee stock options	342	6,991
Payments on tax sharing liability	(10,032)	(13,791)
Net cash used in financing activities	(17,908)	(28,769)
Effects of changes in exchange rates on cash and cash equivalents	(6,773)	1,488
Net increase in cash and cash equivalents	132,730	30,097
Cash and cash equivalents at beginning of period	117,385	130,262
Cash and cash equivalents at end of period	$250,115	$160,359
Supplemental disclosure of cash flow information:
Income tax payments, net	$2,764	$1,142
Cash interest payments	$18,202	$23,410
Non-cash investing activity:
Capital expenditures incurred not yet paid	$3,750	$4,380

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Basis of Presentation

Description of the Business

Orbitz, Inc. was established in early 2000 through a partnership of major airlines, which included American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the “Founding Airlines”). Orbitz.com officially launched in June 2001. In 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), which already owned and operated the HotelClub and CheapTickets brands. In 2005, Cendant acquired ebookers Limited.

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

At September 30, 2014 and December 31, 2013, there were 110,433,261 and 108,372,390 shares of our common stock outstanding, respectively, of which approximately 1% and 48% were beneficially owned by Travelport and the investment funds that indirectly owned Travelport at December 31, 2013. In the second quarter and early third quarter of 2014, Travelport sold approximately 47.7 million shares, and after its secondary stock offering on July 22, 2014, beneficially owns 782,697 shares of Orbitz Worldwide, Inc. common stock as of September 30, 2014 and is no longer considered a related party.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions

On February 19, 2014, the Company entered into an asset sale and purchase agreement with Travelocity.com LP (“Travelocity”) for certain assets and contracts of the Travelocity Partner Network (“TPN”), which provides private label travel technology solutions for bank loyalty programs and online commerce sites. On February 28, 2014, the Company closed the transaction for cash consideration of $10.0 million with the potential for additional consideration of up to $10.0 million payable if post-acquisition revenue targets for 2014 and 2015 are achieved in excess of agreed amounts (“Earn-Out”). The companies also entered into a transition services agreement, under which Travelocity will provide the Company various services and support, which expires no later than 24 months from the contract date. The Company may, at its sole discretion, terminate one or more of the services under the agreement with 15 days’ notice to Travelocity at which time the parties will have no further obligation with respect to such terminated services. It has been determined that the transition services agreement is unfavorable as compared with market conditions as of the purchase date and a net unfavorable contract liability of approximately $1.1 million has been established, of which $0.8 million remains at September 30, 2014. Transaction costs were incurred in connection with this acquisition of approximately $0.4 million for the year ended December 31, 2013 and less than $0.1 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, and are included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations for those periods.

The acquisition was accounted for pursuant to ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair value as of the acquisition date. The Company generally used the income approach to estimate fair values. Cash flows utilized in the valuation were discounted to their present value using a rate of return that includes the relative risk of cash flows and the time value of money.

The fair value of the estimated Earn-Out was calculated based on various levels of revenue thresholds for each year and by assigning an expected probability of reaching each level and the corresponding payment. The Company currently does not expect that any Earn-Out will be payable. The Company is in the process of reviewing its preliminary purchase allocation.

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

The amounts of TPN’s revenue included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 was $17.5 million and $37.7 million, respectively. The amounts of TPN’s pretax loss included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 was $1.1 million and $6.3 million, respectively. The revenue and earnings of the combined entity had the acquisition date been January 1, 2014 and January 1, 2013 are not available as the related business was not reported separately from that of Travelocity.

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

Finite-lived intangible assets consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)			(in thousands)
Customer relationships	$7,120	$(831)	$6,289	$—	$—	$—
Vendor relationships	—	—	—	4,693	(4,604)	89
Total finite-lived intangible assets	$7,120	$(831)	$6,289	$4,693	$(4,604)	$89

We recorded amortization expense related to finite-lived intangible assets in the amounts of $0.4 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.9 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts were included in depreciation and amortization expense in our consolidated statements of operations.

The table below shows the estimated amortization expense related to our finite-lived intangible assets over their remaining useful lives:

Year	(in thousands)
2014	$356
2015	1,424
2016	1,424
2017	1,424
2018	1,424
Thereafter	237
Total	$6,289

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

Following the Second Amendment, the $530.0 million senior secured credit facility (the “Amended Credit Agreement”) consists of the Term Loan and the Revolver. Among other things, the Second Amendment reduced the financial maintenance covenants, increased certain baskets and added certain exceptions under certain negative covenants in the Credit Agreement.

Term Loan

The Term Loan bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 3.50% per annum, or the Base Rate plus 2.50% per annum. The Eurocurrency Rate is equal to the LIBOR rate as determined by the British Bankers Association (adjusted for any applicable statutory reserves as defined in the Amended Credit Agreement) and with respect to the Term Loans shall not be less than 1.00% per annum. The Base Rate for any day is equal to the greater of (a) the Fed Funds Rate in effect plus 0.5%, (b) the Credit Suisse AG prime rate and (c) the one-month Eurocurrency Rate plus 1.00%.

The principal amount of the Term Loan is payable in quarterly installments of $1.125 million beginning September 30, 2014, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loans (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain first lien leverage ratios) of the prior year’s excess cash flow, as defined in the Amended Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights, and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Amended Credit Agreement.

Based on our current financial projections for the year ending December 31, 2014, we estimate that we will be required to make a $31.1 million prepayment from excess cash flow in the first quarter of 2015. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of September 30, 2014. Prepayments from excess cash flow are applied to the scheduled quarterly Term Loan principal payments. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2015 is not reasonably estimable as of September 30, 2014.

The change in the Term Loans during the nine months ended September 30, 2014 was as follows:

Amount
(in thousands)
Balance at January 1, 2014 (current and non-current)	$443,250
Scheduled principal payments of Term Loans	(3,375)
Repayment of term loan under the Credit Agreement	(439,875)
Balance per Credit Agreement	$—

Proceeds from issuance of Term Loan pursuant to the Second Amendment	$450,000
Scheduled principal payment of Term Loan	(1,125)
Balance at September 30, 2014 (current and non-current)	$448,875

At September 30, 2014, $200.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $248.9 million had a variable rate based on LIBOR, resulting in a blended interest rate of 4.94%, excluding the impact of the amortization of debt issuance costs (see Note 8 - Derivative Financial Instruments).

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the aggregate maturities of the Term Loan over the remaining term of the Amended Credit Agreement, excluding any mandatory prepayments that could be required under the Term Loan.

Year	(in thousands)
2014	$1,125
2015	4,500
2016	4,500
2017	4,500
2018	4,500
Thereafter	429,750
Total	$448,875

Revolver

The Revolver provides for borrowings and letters of credit up to $80.0 million, through which we are allowed to issue up to $55.0 million in letters of credit. The Revolver bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 3.00% per annum or the Base Rate plus a margin of 2.00% per annum. We pay a letter of credit fee in the amount of the Eurocurrency Rate on all outstanding letters of credit and we incur a facility fee of 0.50% per annum on all loans, letters of credit and any unused amounts on the Revolver. At September 30, 2014 there were no outstanding borrowings or letters of credit issued under the Revolver.

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

The Amended Credit Agreement requires us not to exceed a maximum first lien leverage ratio, as defined in the Amended Credit Agreement, of 5.00 to 1. As of September 30, 2014, we were in compliance with the financial covenants of the Amended Credit Agreement.

We incurred an aggregate of $6.7 million of debt issuance costs to obtain the Amended Credit Agreement in April 2014 and due to the nature and terms of the Second Amendment, the entire amount was capitalized and is included in Other non-current assets on the Condensed Consolidated Balance Sheet. The capitalized debt issuance costs will be amortized to interest expense over the contractual terms of the Term Loan and Revolver. Due to the extinguishment of the term loan of the Credit Agreement, unamortized debt issuance costs of $2.2 million related to the Credit Agreement were expensed during the nine months ended September 30, 2014, and included in Other expense in the Condensed Consolidated Statements of Operations.

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

We have a liability included in our Condensed Consolidated Balance Sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of September 30, 2014, the estimated remaining payments that may be due under this agreement were approximately $100.5 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $80.2 million at September 30, 2014 and December 31, 2013, respectively. The change in the tax sharing liability for the nine months ended September 30, 2014 was as follows:

Amount
(in thousands)
Balance at January 1, 2014 (current and non-current)	$80,191
Accretion of interest expense and tax rate changes (a)	10,008
Cash payments	(10,032)
Balance at September 30, 2014 (current and non-current)	$80,167

(a)
We accreted interest expense related to the tax sharing liability of $2.6 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively, and $7.5 million and $8.2 million for the nine months ended September 30, 2014 and 2013, respectively. Due to a tax rate change in one of our tax jurisdictions, the net present value of the amount we expect to pay to the Founding Airlines increased by approximately $2.5 million and the related charge is recorded in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $22.8 million and $18.7 million was included in Accrued expenses in our Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively. The long-term portion of the tax sharing liability of $57.4 million and $61.5 million was reflected as Tax sharing liability in our Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively.

6.	Commitments and Contingencies

Our contractual obligations as of September 30, 2014 did not materially change from the amounts set forth in our 2013 Annual Report on Form 10-K, except for the changes described in Note 4 - Term Loan and Revolving Credit Facility.

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. At September 30, 2014 and December 31, 2013, we had accruals of $4.6 million and $5.5 million related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Below, we have provided relevant information on these matters.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes and have received tax assessments which range from $0.02 million to approximately $58.8 million, and collectively exceed approximately $111.2 million. The following taxing bodies have issued notices to the Company: 43 cities in California; the following cities in Colorado: Broomfield, Colorado Springs, Durango, Frisco, Glendale, Glenwood Springs, Golden, Grand Junction, Greeley, Greenwood Village, Lafayette, Lakewood, Littleton, Loveland, Silverthorne and Steamboat Springs; Arlington, Texas; Brunswick and Stanly, North Carolina; the following counties in Utah: Davis, Summit, Salt Lake and Weber; the Arizona Department of Revenue; the New Mexico Department of Revenue; the Ohio Department of Taxation; Paradise Valley, Arizona; St. Louis, Missouri; various Alabama Municipalities; the Louisiana Department of Revenue; the Vermont Department of Taxation; and the Maine Department of Revenue. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes.

The following taxing authorities have issued assessments which are not final and are subject to further review by such taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; and Lake County, Indiana. These assessments range from $0.02 million to approximately $5.8 million, and total approximately $9.3 million.

In addition, the Hawaii Department of Taxation has issued final assessments for merchant model hotel reservations in the amount of $16.9 million for the taxable year 2012, and for merchant model hotel reservations and rental car transactions in the amount of $14.6 million for the taxable year 2013. Additionally, on December 9, 2013, the Hawaii Department of Taxation issued final assessments for rental car transactions in the amount of $3.4 million against each of three Orbitz entities for the period of January 1, 2002, through December 31, 2012. Based on Hawaii’s past merchant model hotel assessments, Orbitz believes that Hawaii’s rental car assessments represent an aggregate of $3.4 million total against the Orbitz entities for the time period. None of the final assessments issued for the taxable years 2012 and 2013 were based on historical transaction data, and each are still subject to review by the Hawaii Tax Appeal Court. These 2012 and 2013 assessments are in addition to the $58.8 million final assessments for merchant model hotel reservations previously issued by the Hawaii Department of Taxation for prior years, more than $30.0 million of which was rejected by the Hawaii Tax Appeal Court.

Assessments or declaratory rulings that are administratively final and subject to judicial review have been issued by the cities of San Francisco, Los Angeles, and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade, Broward and Osceola, Florida; and the Indiana Department of Revenue. These assessments and declaratory rulings range from $0.2 million to approximately $4.6 million, and total approximately $11.0 million. Trial courts rejected the assessments in San Francisco and San Diego, California and Broward, Florida. The Colorado Court of Appeals reversed the assessments against the OTCs in the City of Denver case. Collectively, the amounts of the assessments and declaratory rulings in the San Francisco, Los Angeles, San Diego, Broward County and Denver cases amount to approximately $9.0 million.

The OTCs, including Orbitz, have prevailed in the large majority of hotel tax cases that have been decided to date, having obtained favorable judgments in more than two dozen cases. However, there have been certain adverse lower court decisions against Orbitz and the other OTCs that, if affirmed, could result in significant liability to the Company.

First, in July 2011, related to the City of San Antonio hotel occupancy tax case, the United States District Court for the Western District of Texas issued its findings of fact and conclusions of law in which it held the defendant OTCs, including Orbitz, liable for hotel occupancy taxes on markup, fees and breakage revenue, and also imposed penalties and interest. On April 4, 2013, the court entered judgment against Orbitz in the amount of approximately $4.3 million and post-judgment motions are still pending. The OTCs, including Orbitz, intend to appeal once the pending motions are ruled upon by the court. Because we do not believe a loss is probable given the numerous issues that exist on appeal, we have not accrued any liability related to this case.

Second, in September 2012, the Superior Court of the District of Columbia granted the District’s motion for partial summary judgment and denied the OTCs’ motion for summary judgment, finding the companies liable for sales tax on hotel reservations dating back to the inception of the merchant model. Although the court acknowledged that the District had amended its law in 2011, and that the sales tax law was ambiguous prior to that time, the court nonetheless found the OTCs liable for merchant model hotel reservations before that date. Because we believe that the court’s finding of liability was the result of a misapplication of the law, we do not believe a loss is probable relating to the pre-amendment case and have appealed. Accordingly, we have not accrued any liability relating to the District of Columbia case for the period prior to July 2011. On March 25, 2014, Orbitz paid a judgment of $3.8 million, which represents the sales tax attributable to Orbitz.com’s hotel

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reservations through December 31, 2011. This amount is subject to a refund if Orbitz prevails in its appeal. The District of Columbia Court of Appeals heard oral argument on September 30, 2014. Although the Company expects to prevail on the issue of whether it is liable for sales tax before July 2011, it is possible that we will not prevail, and if that occurs, the amount of the judgment that we have not expensed is approximately $3.7 million. Additionally, the District of Columbia has cross-appealed the Superior Court’s denial of the District’s argument that amounts charged to consumers as a tax recovery charge should have been included in the Superior Court’s damage calculation. Although we do not believe that Orbitz is likely to be liable for tax on the tax recovery charge, it is possible that the Court of Appeals could determine that it is, and if that occurs, Orbitz’s additional liability could exceed $0.95 million.

Third, in January 2013, the Tax Court of Appeals in Hawaii ruled that the OTCs are subject to Hawaii’s general excise tax. The court also determined that the “splitting provision” contained in the Hawaii general excise tax statute, which limits application of the tax to only the amounts that travel agents receive for their services, does not apply to the transactions at issue. On March 19, 2013, the court issued an order in which it also imposed “failure to file” and “failure to pay” penalties on the OTCs. On August 15, 2013, the Hawaii Tax Appeal court ruled that the OTCs were required to pay interest on penalties, and entered final judgment disposing of all issues and claims of all parties. On September 11, 2013, the OTCs filed their notice of appeal. Under Hawaii law, in order to appeal, Orbitz was required to pay the total amount of the final judgment to Hawaii prior to appealing the court’s order. Accordingly, Orbitz made payments to Hawaii of $16.9 million in April 2013, and approximately$9.2 million to Hawaii in September 2013. These amounts reflected a determination of Orbitz’s liability for general excise tax (both on the amounts that it receives for its services and the amounts that the hotels receive for the rental of their rooms), interest, penalties and interest on penalties through the tax year 2011. Although Orbitz disagrees with the court’s rulings on general excise tax and has appealed them, we have recorded an expense of $4.2 million in light of the decision. The $4.2 million represents the amount Orbitz estimates it would owe if the court had correctly applied the general excise tax splitting provision on merchant reservations through December 31, 2012 and a 25% failure to file penalty imposed on that figure. Orbitz has not reserved for the remainder of the ruling because it believes that the general excise tax splitting provision plainly applies to the transactions in question, and that the award of “failure to pay” penalties is entirely unsupported by the record in the case, and that interest on penalties should not have been awarded. Although we believe that it is not probable that Orbitz ultimately will be liable for more than $4.2 million as a result of the court’s order, it is possible that Orbitz will not prevail, and if it does not, the amount of any final award of general excise tax, penalties and interest against Orbitz could exceed $26.0 million. It is also possible that the State of Hawaii could prevail in its cross-appeal on the issue of whether the transient accommodations tax applies to the OTCs' merchant model hotel transactions. The OTCs’ appeal on the Tax Court of Appeals’ ruling on General Excise Tax, and Hawaii’s cross-appeal on the Tax Court of Appeals’ determination that the OTCs are not subject to Hawaii’s transient accommodations tax, are currently pending before the Hawaii Supreme Court. The Hawaii Supreme Court heard oral argument on both appeals on October 2, 2014.

In an unrelated matter, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments and in 2010 we ceased making termination payments due to a dispute with Trilegiant. On October 2, 2013, the Court denied Orbitz’s motion for summary judgment on one of its affirmative defenses, and on December 24, 2013, the court rejected most of our remaining defenses. On August 22, 2014, the court denied Orbitz’s remaining affirmative defenses. As of September 30, 2014, we had an accrual totaling $13.4 million, which includes $1.7 million for potential interest.

On August 20, 2012, a putative consumer class action was filed in the United States District Court for the Northern District of California against certain major hotel chains and the leading OTCs, including Orbitz. The complaint alleged that the hotel chains and OTCs, including Orbitz, violated antitrust and consumer protection laws by entering into agreements in which OTCs agree not to facilitate the reservation of hotel rooms at prices that are less than those found on the hotel chain websites. Following the filing of the initial complaint on August 20, 2012, several dozen additional putative consumer class action complaints were filed in federal courts across the country. These cases were then consolidated for pretrial purposes by the Judicial Panel on Multi-District Litigation and transferred to the United States District Court for the Northern District of Texas. On May 1, 2013, counsel for the Lead Plaintiff filed a Consolidated Amended Complaint. On July 1, 2013, we filed a motion to dismiss the Consolidated Amended Complaint. On February 16, 2014, the District Court granted our motion to dismiss all of the Claims in the Consolidated Amended Complaint, and provided the Plaintiffs with leave to seek the opportunity to amend the Consolidated Amended Complaint. Plaintiffs moved for leave to amend the complaint on March 20, 2014. On October 27, 2014, the District Court denied leave to amend the Consolidated Amended Complaint, and dismissed it with prejudice. Plaintiffs have the right to appeal the decision.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table shows the amount of letters of credit and similar instruments outstanding by facility, as well as the amounts of our restricted cash balances:

	September 30, 2014		December 31, 2013
	Letters of Credit and Other Credit Support	Restricted Cash	Letters of Credit and Other Credit Support	Restricted Cash
	(in thousands)
Multi-currency letter of credit facility	$7,857	$8,288	$21,863	$22,670
Uncommitted letter of credit facilities and surety bonds	92,754	94,939	91,033	96,091
Total	$100,611	$103,227	$112,896	$118,761

Total letter of credit fees were less than $0.1 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively.

7.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. As of September 30, 2014, 4,125,948 shares were available for future issuance under the Plan.

Restricted Stock Units

We granted 1,174,001 and 2,169,271 restricted stock units (“RSUs”) during the three and nine months ended September 30, 2014, respectively, with a weighted-average grant date fair value per share of $8.23 and $8.87, respectively. The fair value of RSUs is amortized on a straight-line basis over the requisite service period of four years.

Performance-Based Restricted Stock Units

We granted 136,815 performance-based restricted stock units with a fair value per share of $9.72 and 273,630 market-based restricted stock units with a fair value per share of between $11.89 and $16.32 (“PSUs”) in March 2014 to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU earned, subject to the satisfaction of three performance metrics over a three-year period. Each metric will be equally weighted, with the ability to earn between 25% to 200% of target based on a straight-line interpolation of the criteria. The performance-based condition requires that the Company attain certain performance metrics for the three-year period ended December 31, 2016 and the market-based conditions require that the Company achieve a certain absolute shareholder return and a certain relative shareholder return at the conclusion of the three-year measurement period. If the minimum performance criteria are not met, each PSU will be forfeited. If the minimum conditions are met, the PSUs earned will cliff vest on the third anniversary of the

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant date. The fair value of the market-based conditions was measured using a Monte Carlo simulation for sampling random outcomes.

As of September 30, 2014, we expect that the performance-based condition PSUs will be satisfied at their target level, and the fair value of the market-based condition PSUs is being amortized on a straight-line basis over the requisite service period of each vesting tranche.

Non-Employee Directors Deferred Compensation Plan

We granted 117,168 deferred stock units to our non-employee directors during the nine months ended September 30, 2014 with a weighted-average grant date fair value per share of $7.93. These deferred stock units are issued as RSUs under the Plan and are immediately vested and non-forfeitable and expensed on the grant date at their fair value.

Compensation Expense

We recognized total equity-based compensation expense of $2.7 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively and $9.5 million and $10.1 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, a total of $22.6 million of unrecognized compensation costs related to unvested RSUs, unvested stock options and unvested PSUs are expected to be recognized over the remaining weighted-average lives of 3.0 years.

8.	Derivative Financial Instruments

Interest Rate Hedges

At September 30, 2014, we had the following interest rate swaps outstanding that effectively converts $200.0 million of term loans from a variable interest rate to a fixed interest rate. We will pay a fixed interest rate on the notional amount and in exchange receive a variable interest rate based on the one-month LIBOR rate. We do not use derivatives for speculative or trading purposes.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	August 29, 2014	August 31, 2016	1.11%	One-month LIBOR
$100.0 million	August 29, 2014	August 31, 2016	1.15%	One-month LIBOR

We entered into interest rate derivative contracts to protect against volatility of future cash flows of the variable interest payments related to our term loans. These derivative contracts are economic hedges and are not designated as cash flow hedges. We mark-to-market these instruments and record the changes in the fair value of these items in Net interest expense in the Company’s Condensed Consolidated Statements of Operations and recognize the unrealized gain or loss in other non-current assets or liabilities. Unrealized losses of $1.6 million and $1.1 million were recognized at September 30, 2014 and 2013, respectively.

The following table summarizes the location and fair value of derivative instruments on the Company’s Condensed Consolidated Balance Sheets.

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
		(in thousands)
Interest rate swaps not designated as hedging instruments	Other non-current liabilities	$1,643	$1,205

The interest rate swaps designated as hedging instruments were terminated in conjunction with the termination of our credit agreement in March 2013. Interest rate swaps designated as hedging instruments were reflected in our Condensed Consolidated Balance Sheets at market value. The corresponding market adjustment related to the hedging instruments was

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded to accumulated other comprehensive income (“AOCI”) and the adjustment related to the instruments not designated as hedging was recorded as Net interest expense in the Company’s Condensed Consolidated Statements of Operations.

The following table shows the market adjustments of swaps recorded during the nine months ended September 30, 2014 and 2013:

	Gain in Other Comprehensive Income		(Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2014	2013	2014	2013	2014	2013
			(in thousands)
Interest rate swaps designated as hedging instruments	$—	$276	$—	$(277)	$—	$—

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in exchange rates associated with foreign currency receivables, payables and intercompany transactions. We primarily hedge our foreign currency exposure to the Australian dollar and several currencies in Europe. As of September 30, 2014, we had foreign currency contracts outstanding with a total net notional amount of $198.4 million, all of which subsequently matured. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of Selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$6,845	$—
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$—	$1,412

The following table shows the changes in the fair value of our foreign currency contracts, which were recorded as a gain/(loss) in Selling, general and administrative expense in our Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Foreign currency hedges (a)	$9,971	$(12,738)	$(134)	$5,992

(a)
We recorded transaction (losses)/gains associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $(11.2) million and $11.0 million for the three months ended September 30, 2014 and 2013, respectively, and $(4.2) million and $(10.2) million for the nine months ended September 30, 2014 and 2013, respectively. These transaction gains and losses were included in Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The net impact of these transaction gains and losses, together with the gains and losses incurred on our foreign currency hedges, were losses of $1.2 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively, and $4.4 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively.

The tables below show the gross and net amounts related to derivatives eligible for offset in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013. The gross asset amount of the derivative listed below is the maximum loss the Company would incur if the counterparties failed to meet their obligation.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Amounts of Recognized Liabilities	Gross Asset Recognized as an Offset	Net Liabilities (Assets)Included in the Condensed Consolidated Balance Sheets
	(in thousands)

September 30, 2014	$4,112	$(9,314)	$(5,202)
December 31, 2013	$8,324	$(5,707)	$2,617

9.	Accumulated Other Comprehensive Income/(Loss)

AOCI is comprised of currency translation adjustments and unrealized gains/(losses) on interest rate swaps. The change in AOCI by component for the three months ended September 30, 2014 and 2013 was as follows:

	Currency Translation Adjustment		Interest Rate Swaps
	2014	2013	2014	2013
	(in thousands)
Balance at July 1,	$(5,777)	$13,611	$—	$—
Other comprehensive income/(loss) before reclassifications	9,087	(11,203)	—	—
Amounts reclassified from AOCI	—	—	—	—
Net current-period other comprehensive income/(loss) (a)	9,087	(11,203)	—	—
Balance at September 30,	$3,310	$2,408	$—	$—

(a)	Amounts are disclosed net of tax.

The change in AOCI by component for the nine months ended September 30, 2014 and 2013 was as follows:

	Currency Translation Adjustment		Interest Rate Swaps
	2014	2013	2014	2013
	(in thousands)
Balance at January 1	$3,016	$(4,786)	$—	$2,282
Other comprehensive income/(loss) before reclassifications	294	7,194	—	(1)
Amounts reclassified from AOCI	—	—	—	(2,281)
Net current-period other comprehensive income/(loss) (a)	294	7,194	—	(2,282)
Balance at September 30	$3,310	$2,408	$—	$—

(a)	Amounts are disclosed net of tax.

The amounts above reclassified from AOCI related to interest rate swaps were included in the Condensed Consolidated Statements of Operations line items as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net interest expense	$—	$—	$—	$277
Provision/(benefit) for income taxes	—	—	—	(2,558)
Total	$—	$—	$—	$(2,281)

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the weighted-average shares outstanding used in the calculation of net income per share:

	Three Months Ended September 30,		Nine months ended September 30,
Weighted-Average Shares Outstanding	2014	2013	2014	2013
Basic	111,034,925	108,993,525	110,287,532	107,516,142
Diluted effect of:
Restricted stock units	1,919,097	3,452,006	1,552,509	3,223,077
Performance-based restricted stock units	1,639,516	2,530,684	2,064,478	2,196,092
Stock options	515,485	680,991	476,265	407,727
Diluted	115,109,023	115,657,206	114,380,784	113,343,038

The following equity awards were not included in the diluted net income per share calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine months ended September 30,
Antidilutive Equity Awards	2014	2013	2014	2013
Restricted stock units	882,935	4,940	719,766	207,701
Performance-based restricted stock units	313,944	—	254,584	—
Stock options	—	—	—	267,947
Total	1,196,879	4,940	974,350	475,648

11.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $16.5 million and $12.3 million at September 30, 2014 and December 31, 2013, respectively. Amounts due to or from Travelport are generally settled on a net basis.

At December 31, 2013, 48% of shares of our common stock outstanding were beneficially owned by Travelport and the investment funds that indirectly own Travelport. In the second quarter and early third quarter of 2014, Travelport sold a majority of its shares of our common stock and after its secondary common stock offering on July 22, 2014, beneficially owns less than 1% of shares of our common stock as of September 30, 2014 and is no longer considered a related party (see Note 1- Organization and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements).

The following table summarizes the related party transactions with Travelport and its subsidiaries through July 22, 2014, reflected in our Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net revenue (a)	$5,987	$20,111	$54,969	$64,864
Cost of revenue	$6	$(8)	$59	$(43)
Selling, general and administrative expense	$—	$36	$—	$116
Marketing expense	$6	$14	$58	$36
Interest expense (b)	$—	$1,193	$—	$4,106

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Net revenue includes incentive revenue for segments processed through Galileo and Worldspan, both of which are subsidiaries of Travelport.

(b)	Interest expense relates to letters of credit issued on our behalf by Travelport.

On February 4, 2014, the Company entered into an agreement with Travelport for the provision of GDS services, which terminates and replaces our prior Travelport GDS service agreement (the “New Travelport GDS Service Agreement”).

Under the New Travelport GDS Service Agreement, Orbitz is obligated in 2014 to use only Travelport GDSs for all air and car segments booked on its domestic agencies and is subject to certain other exclusivity obligations for its segments booked in Europe and other markets as defined in the New Travelport GDS Service Agreement. On January 29, 2014, the Audit Committee of the Board of Directors had approved the New Travelport GDS Service Agreement and authorized the execution of such agreement, pursuant to a delegation by the Company’s Board of Directors on August 13, 2013.

The Company is required to pay a fee for each segment that is not booked through Travelport GDSs in 2014 subject to exclusivity obligations discussed above. However beginning January 1, 2015, the Company will no longer be subject to exclusivity obligations. Under the New Travelport GDS Agreement beginning in 2015, we are obligated to provide certain levels of volume over the contract period and may be subject to pay shortfall payments in certain cases if we fail to meet volume commitments. The agreement terminates on December 31, 2018.

12.	Fair Value Measurements

The following table shows the fair value of our assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, which are classified as Other current assets, Other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2014				December 31, 2013
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Foreign currency derivative assets	$6,845	$6,845	$—	$—	$—	$—	$—	$—
Liabilities:
Foreign currency derivative liabilities	$—	$—	$—	$—	$1,412	$1,412	$—	$—
Interest rate swap liabilities	$1,643	$—	$1,643	$—	$1,205	$—	$1,205	$—

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

The carrying value of the Term Loan was $448.9 million at September 30, 2014, compared with a fair value of $446.6 million. At December 31, 2013, the carrying value of the term loans as part of the Credit Agreement was $443.3 million compared with a fair value of $446.8 million. The fair values were determined based on quoted market prices, which is classified as a Level 2 measurement.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

We recorded tax expense of $8.6 million for the three months ended September 30, 2014, compared with $2.5 million for the three months ended September 30, 2013. The increase in tax expense in the three months ended September 30, 2014 compared with the same period in 2013 was primarily due to U.S. based income for which the federal tax is deferred. In 2013, the U.S. based income was offset by a release of a valuation allowance. Tax expense (benefit) was $21.7 million and $(164.8) million for the nine months ended September 30, 2014 and 2013, respectively. The tax expense for the nine months ended September 30, 2014 was primarily due to U.S. based income for which the federal tax liability is deferred and the income of certain European based subsidiaries. For the nine months ended September 30, 2013, we released $165.7 million in valuation allowances related to our U.S. federal deferred tax assets. The net deferred tax assets at September 30, 2014 and December 31, 2013 amounted to $152.2 million and $171.8 million, respectively. The substantial majority of the net deferred tax assets relate to U.S. federal taxes.
We have established a liability for future income tax contingencies and liabilities, referred to as unrecognized tax benefits, of $3.4 million and $3.6 million as of September 30, 2014 and December 31, 2013, respectively, that management believes to be adequate. This liability represents the additional taxes that may be paid when the related items are resolved. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $3.3 million and $3.5 million at September 30, 2014 and December 31, 2013. During the next twelve months, we anticipate no reduction to this liability due to the lapsing of statutes of limitations, which would affect our effective tax rate.

In computing the tax provision for both the three and nine months ended September 30, 2014, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2014. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and nine months ended September 30, 2014, and are expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2014 or expect to recognize a deferred tax asset related to such losses at December 31, 2014. Our effective tax rate differs significantly from the U.S. federal statutory rate as we have not recognized any tax benefit for losses in certain jurisdictions that we expect will not be realized and for which we have previously established a valuation allowance against the deferred tax assets.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have an impact on its consolidated financial condition and results of operations.

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

Worldwide travel is a $1 trillion industry that has been characterized by rapid and significant transformation driven by changes in demographic trends, globalization and higher consumer discretionary spending. The travel industry continues to benefit from increasing internet usage and higher online and mobile booking penetration rates. We compete in various geographic markets, with our primary markets being the United States, Europe and the Asia Pacific region. Internationally, a relatively low percentage of travel sales are transacted online and the market is highly fragmented, which represents a significant opportunity for us. International Data Corporation estimates that online travel bookings will grow 15% annually from $402 billion in 2013 to $714 billion in 2017 with annual growth of 10% in the United States, 12% in Europe and 22% in the Asia Pacific region.
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

RESULTS OF OPERATIONS

	Three months ended September 30,		Increase/ (Decrease)		Nine months ended September 30,		Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
	(in thousands)				(in thousands)
Net revenue	$253,135	$220,919	$32,216	15%	$711,443	$649,577	$61,866	10%
Cost and expenses:
Cost of revenue	49,630	39,151	10,479	27%	140,013	119,733	20,280	17%
Selling, general and administrative	70,810	67,611	3,199	5%	209,070	209,276	(206)	—%
Marketing	92,406	73,511	18,895	26%	258,788	229,147	29,641	13%
Depreciation and amortization	14,664	13,118	1,546	12%	43,544	41,499	2,045	5%
Impairment of property and equipment	—	59	(59)	(100)%	—	2,636	(2,636)	(100)%
Total operating expenses	227,510	193,450	34,060	18%	651,415	602,291	49,124	8%
Operating income	25,625	27,469	(1,844)	(7)%	60,028	47,286	12,742	27%
Other expense:
Net interest expense	(7,960)	(11,961)	4,001	(33)%	(26,132)	(34,224)	8,092	(24)%
Other expense	(1)	(8)	7	(88)%	(2,237)	(18,100)	15,863	(88)%
Total other expense	(7,961)	(11,969)	4,008	(33)%	(28,369)	(52,324)	23,955	(46)%
Income (loss) before income taxes	17,664	15,500	2,164	14%	31,659	(5,038)	36,697	**
Provision (benefit) for income taxes	8,627	2,518	6,109	**	21,675	(164,781)	186,456	**
Net income	$9,037	$12,982	$(3,945)	(30)%	$9,984	$159,743	$(149,759)	(94)%

** Not meaningful.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three and nine months ended September 30, 2014 and 2013. Gross bookings, transactions and stayed hotel room nights not only have an impact on our net revenue trends, but these metrics also provide insight to changes in overall travel demand, both industry-wide and specific to our websites. Air gross bookings include only standalone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three months ended September 30,		Increase/ (Decrease)		Nine months ended September 30,		Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
	(in thousands)				(in thousands)
Gross bookings:
Domestic	$2,537,514	$2,210,466	$327,048	15%	$7,744,849	$7,115,362	$629,487	9%
International	612,280	560,927	51,353	9%	1,945,157	1,843,500	101,657	6%
Total gross bookings	$3,149,794	$2,771,393	$378,401	14%	$9,690,006	$8,958,862	$731,144	8%

Standalone air	$1,969,569	$1,790,232	$179,337	10%	$6,087,536	$5,895,417	$192,119	3%
Non-air	1,180,225	981,161	199,064	20%	3,602,470	3,063,445	539,025	18%
Total gross bookings	$3,149,794	$2,771,393	$378,401	14%	$9,690,006	$8,958,862	$731,144	8%

Net revenue:
Hotel	$104,919	$83,349	$21,570	26%	$262,410	$224,461	$37,949	17%
Air	62,765	59,455	3,310	6%	203,997	196,170	7,827	4%
Vacation package	39,361	37,344	2,017	5%	115,626	107,684	7,942	7%
Advertising and media	14,461	13,840	621	4%	44,228	42,426	1,802	4%
Other	31,629	26,931	4,698	17%	85,182	78,836	6,346	8%
Total net revenue	$253,135	$220,919	$32,216	15%	$711,443	$649,577	$61,866	10%

Net revenue:
Domestic	$187,480	$159,718	$27,762	17%	$524,388	$474,489	$49,899	11%
International	65,655	61,201	4,454	7%	187,055	175,088	11,967	7%
Total net revenue	$253,135	$220,919	$32,216	15%	$711,443	$649,577	$61,866	10%

Transaction and hotel room night growth/(decline):

Booked transactions	14%	(1)%			7%	(2)%
Stayed hotel room nights	19%	22%			17%	19%

Gross Bookings

The increase in domestic gross bookings for the three months ended September 30, 2014 was driven by both higher average booking values and higher volume for air, hotels and vacation packages and higher volume for car rentals, partially offset by lower average car rental booking values. Domestic gross bookings for the nine months ended September 30, 2014 increased year over year largely due to both higher average booking values and higher volume for air, hotels, vacation packages and car rentals. The Travelocity Partner Network (“TPN”) acquisition contributed approximately 11 and 8 percentage points of gross bookings growth for the three and nine months ended September 30, 2014, respectively.

The increase in international gross bookings for the three months ended September 30, 2014 was driven by higher volume for air, hotels and vacation packages and higher average booking values for hotels, partially offset by lower average booking values for air, vacation packages and car rentals. The increase in international gross bookings for the nine months ended September 30, 2014 was driven primarily by higher volume for hotels and vacation packages and higher average booking values for hotels, partially offset by both lower average booking values and volume for air.

Net Revenue

Net revenue increased $32.2 million, or 15%, for the three months ended September 30, 2014, as compared with the three months ended September 30, 2013, and increased $61.9 million, or 10%, for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. Excluding the impact of foreign exchange fluctuations, net revenue increased by $31.1 million and $58.0 million, respectively for the three and nine months ended September 30, 2014 from the comparable prior year periods. The TPN acquisition contributed approximately 8 and 6 percentage points to year-over-year net revenue growth for the three and nine months ended September 30, 2014, respectively.

Hotel.  Net revenue from hotel bookings increased $21.6 million, or 26%, and $37.9 million, or 17%, for the three and nine months ended September 30, 2014, respectively, compared with the three and nine months ended September 30, 2013. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $21.2 million and $38.7 million for the three and nine months ended September 30, 2014 from the comparable prior year periods. Domestic hotel net revenue, for the three month period, increased due primarily to higher volume and higher net revenue per transaction. Domestic hotel revenue for the nine months ended September 30 2014 increased due primarily to higher volume. International hotel net revenue, for both the three and nine month periods, increased due to growth in hotel volume, and to a lesser degree, higher net revenue per transaction. The TPN acquisition contributed approximately 11 and 7 percentage points to year-over-year standalone hotel net revenue growth for the three and nine months ended September 30, 2014, respectively.

Air.  Net revenue from air bookings increased $3.3 million or 6% and $7.8 million or 4% for the three and nine months ended September 30, 2014, respectively, as compared with the three and nine months ended September 30, 2013. Excluding the impact of foreign exchange fluctuations, air net revenue increased $2.9 million and $5.3 million for the three and nine months ended September 30, 2014, respectively, from the comparable prior year periods. Domestic air net revenue increased for the three months ended September 30, 2014, as compared with the three months ended September 30, 2013, due to higher volume, partially offset by lower net revenue per transaction. Domestic air net revenue increased for the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013, due to higher net revenue per transaction, and to a lesser degree, higher volume. International air net revenue decreased for the three months ended September 30, 2014, as compared with the three months ended September 30, 2013, due to lower net revenue per transaction, largely offset by higher volume. International air net revenue increased for the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013, due to higher net revenue per transaction, slightly offset by lower volume. The TPN acquisition contributed approximately 11 and 8 percentage points to year-over-year standalone air net revenue growth for the three and nine months ended September 30, 2014, respectively.

Vacation package.  Net revenue from vacation package bookings for the three and nine months ended September 30, 2014 increased $2.0 million, or 5%, and $7.9 million, or 7%, respectively, as compared with the three and nine months ended September 30, 2013. Excluding the impact of foreign currency fluctuations, net revenue from vacation packages increased $1.8 million and $6.6 million for the three and nine months ended September 30, 2014, respectively, from the comparable prior year periods. For the three months ended September 30, 2014, as compared with the three months ended September 30, 2013, domestic vacation package net revenue increased due primarily to higher volume, partially offset by lower net revenue per transaction and international vacation package net revenue increased due to higher volume, and to a lesser extent, higher net revenue per transaction. For the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013, domestic vacation package net revenue increased due primarily to higher net revenue per transaction, and to a lesser extent, higher volume and international vacation package net revenue increased due primarily to higher volume and higher net revenue per transaction. The TPN acquisition contributed approximately one-half and 2 percentage points to year-over-year vacation package net revenue growth for the three and nine months ended September 30, 2014, respectively.

Advertising and media.  Advertising and media net revenue increased $0.6 million, or 4%, and $1.8 million, or 4%, for the three and nine months ended September 30, 2014, respectively, from the comparable prior year periods. Excluding the impact of foreign currency fluctuations, advertising and media net revenue increased $0.6 million and $1.7 million for the three and nine months ended September 30, 2014, respectively, from the comparable prior year periods. The increase for both the three and nine months ended September 30, 2014 compared with the comparable prior year periods was largely due to an increase in pay-per-click and other performance advertising, partially offset by lower display advertising. The increase in the nine months ended September 30, 2014 compared with the comparable prior year period was also partially offset by the shutdown of the Away Network, which occurred in the first quarter of 2013.

Other.  Other net revenue is composed primarily of net revenue from travel insurance, car bookings, cruise bookings and attraction and services. Other net revenue increased $4.7 million, or 17%, and $6.3 million, or 8%, for the three and nine months ended September 30, 2014, respectively, as compared with the three and nine months ended September 30, 2013. Excluding the impact of foreign currency fluctuations, other net revenue increased $4.6 million and $5.7 million for the three and nine months ended September 30, 2014, respectively, compared with the three and nine months ended September 30, 2013. The increases in other revenue for the three and nine months ended September 30, 2014 was due largely to higher car rental net revenue, and to a lesser extent, higher travel insurance and attractions and services net revenue, when compared with the same periods in 2013. The TPN acquisition contributed approximately 6 and 4 percentage points to year-over-year other net revenue growth for the three and nine months ended September 30, 2014, respectively.

Costs and Expenses

Cost of Revenue

Our cost of revenue is composed of costs to operate our customer service call centers, credit card and other payment processing fees and other costs, which include customer refunds, fraud and other charge-backs, hosting costs and connectivity and other processing costs.

	Three months ended September 30,		Increase/ (Decrease)		Nine months ended September 30,		Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$20,634	$14,713	$5,921	40%	$55,074	$45,502	$9,572	21%
Credit card processing fees	18,266	15,418	2,848	18%	55,858	47,559	8,299	17%
Other	10,730	9,020	1,710	19%	29,081	26,672	2,409	9%
Total cost of revenue	$49,630	$39,151	$10,479	27%	$140,013	$119,733	$20,280	17%

Cost of revenue increased $10.5 million (a $10.3 million increase excluding the impact of foreign currency fluctuations), including an increase of $8.6 million related to TPN, for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. This was driven by a $5.9 million increase in customer service costs driven by TPN, a $2.8 million increase in credit card processing fees reflecting higher global hotel volume, and, to a lesser degree, TPN. Additionally there was higher customer refund and fraud expense of $1.2 million due to TPN and higher connectivity and processing costs of $0.7 million.

Cost of revenue increased $20.3 million (a $19.6 million increase excluding the impact of foreign currency fluctuations), including an increase of $18.1 million related to TPN, for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. This was driven by a $9.6 million increase in customer service costs driven by TPN and was partially offset by cost savings, an $8.3 million increase in credit card processing fees reflecting higher global hotel volume and overall growth in our private label distribution channel including TPN. Additionally, there was a $1.7 million increase in customer refunds and fraud and a $1.6 million increase in connectivity and other processing costs, which was partially offset by lower ticketing costs of $0.5 million.

Selling, General and Administrative

Our selling, general and administrative expense is composed of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include professional fees, foreign currency transaction and hedging expense and other administrative costs.

	Three months ended September 30,		Increase/ (Decrease)		Nine months ended September 30,		Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$42,125	$40,453	$1,672	4%	$125,838	$126,134	$(296)	—%
Contract labor (a)	4,976	5,119	(143)	(3)%	15,909	16,431	(522)	(3)%
Network communications, systems maintenance and equipment	7,477	6,895	582	8%	21,176	20,806	370	2%
Other	16,232	15,144	1,088	7%	46,147	45,905	242	1%
Total selling, general, and administrative	$70,810	$67,611	$3,199	5%	$209,070	$209,276	$(206)	—%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $3.2 million (a $2.6 million increase excluding the impact of foreign currency fluctuations), including an increase of $3.8 million related to TPN, for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. This increase was driven primarily by a $2.5 million increase in the fair value of the tax sharing liability attributable to a change in the expected tax rate (see Note 5 - Tax Sharing Liability of the Notes to the Condensed Consolidated Financial Statements), a $1.7 million increase in wages and benefits due to TPN, partially offset by cost savings, and a $0.6 million increase in network communications and system maintenance costs. In addition, other selling, general and administrative expenses include a $1.1 million decrease in professional fees, primarily litigation related expenses and lower net losses related to our foreign currency hedging activities of $0.6 million.

Selling, general and administrative expense decreased $0.2 million (a $1.7 million decrease excluding the impact of foreign currency fluctuations), including an increase of $10.3 million related to TPN, for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. This decrease was driven primarily by a $3.4 million decrease in professional fees, largely due to decreased litigation costs, partially offset by a $2.5 million increase related to the previously mentioned change in the fair value of our tax sharing liability and increases in other operating expenses, including travel expenses and network communications and system maintenance costs. Increases in wages and benefits due to TPN were more than offset by other cost savings.

Marketing

Our marketing expense is primarily composed of online marketing costs, such as search engine marketing and travel research; offline marketing costs, such as television, radio and print advertising; and commissions to affiliates, including distribution partners. Our online marketing spending is significantly greater than our offline marketing spending. Marketing expense increased $18.9 million, or 26%, including an increase of $5.2 million related to TPN, for the three months ended September 30, 2014 compared with the three months ended September 30, 2013, and increased $29.6 million, or 13%, including an increase of $13.2 million related to TPN, for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Excluding the impact of foreign currency fluctuations, marketing expense increased $18.5 million and $28.2 million for the three and nine months ended September 30, 2014, respectively. The increase in marketing expense for both the three month and nine month period was due largely to growth of our private label distribution channel and the TPN acquisition.

Depreciation and Amortization

Depreciation and amortization expense increased $1.5 million, driven by an increase of $1.0 million related to TPN for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. The impact of changes in foreign currency translation rates were not significant.

Depreciation and amortization expense increased $2.0 million (a $2.1 million increase excluding the impact of foreign currency fluctuations), including an increase of $2.4 million related to TPN, for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

Impairment of Other Assets

As a result of our decision during the first quarter of 2013 to exit the Away Network business, we recorded a $2.6 million non-cash charge for the nine months ended September 30, 2013 to impair property and equipment associated with that business.

Net Interest Expense

Net interest expense decreased $4.0 million for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. The decrease in net interest expense was largely due to a lower effective interest rate on the term loan as a result of the amendments to the credit agreement, lower costs related to interest rate swaps and to a lesser degree, lower letter of credit fees. For the three months ended September 30, 2014, the weighted average interest rate of the term loans was 97 basis points lower than the same period in 2013 and the average principal balance of the debt outstanding was flat, compared with the same period in 2013.

Net interest expense decreased $8.1 million for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. The decrease in net interest expense was due to lower letter of credit fees, lower interest on the term loan as a result of the amendments to the credit agreement, a decrease in amortization expense for deferred financing costs, a decrease in non-cash interest expense related to the tax sharing liability and a decrease in costs related to interest rate swaps. For the nine months ended September 30, 2014, the weighted average interest rate of the term loan was 43 basis points lower than the same period in 2013 and the average principal balance of the debt outstanding was approximately $1.4 million higher, compared with the same period in 2013.

See Note 4 - Term Loan and Revolving Credit Facility of the Notes to the Condensed Consolidated Financial Statements.

Other Expense

Other expense was flat for the three months ended September 30, 2014 compared with the same period in 2013 and decreased $15.9 million for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013. The decrease in other expense for the nine-month period in 2014 was due to a $2.2 million charge during the nine months ended September 30, 2014 reflecting refinancing costs related to the credit agreement, as amended, and the write-off of deferred financing fees, compared with an $18.1 million write-off of deferred financing fees during the nine months ended September 30, 2013 (see Note 4 - Term Loan and Revolving Credit Facility in the Notes to the Condensed Consolidated Financial Statements).

Provision for Income Taxes

We recorded tax provisions of $8.6 million and $2.5 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase in tax expense in the three months ended September 30, 2014 compared with the same period in 2013 was primarily due to U.S. based income for which the federal tax is deferred. In 2013, the U.S. federal tax provision was offset by the release of a valuation allowance.

We recorded a tax provision of $21.7 million for the nine months ended September 30, 2014 and a tax benefit of $164.8 million for the nine months ended September 30, 2013. The tax provision for the nine months ended September 30, 2014 was primarily due to U.S. based income for which federal tax is deferred. The tax benefit for the nine months ended September 30, 2013 was primarily due to the release of $165.7 million in valuation allowances related to our U.S. federal deferred tax assets.

As of September 30, 2014, the valuation allowance for our deferred tax assets was $106.6 million, which related primarily to foreign jurisdictions. We have maintained full valuation allowances in the foreign jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required and if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 11 - Related Party Transactions of the Notes to the Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, our cash and cash equivalents and availability under the Amended Credit Agreement, which includes an $80.0 million revolving credit facility (the “Revolver”) through which we are allowed to issue up to $55.0 million in letters of credit (See Note 4 - Term Loan and Revolving Credit Facility of the Notes to the Condensed Consolidated Financial Statements). At September 30, 2014, our cash and cash equivalents amounted to $250.1 million. At September 30, 2014, there were no outstanding borrowings or letters of credit issued under the

Revolver. Letters of credit that are issued under the Revolver would reduce the amount available for borrowings. Total available liquidity from cash and cash equivalents and the Revolver was $330.1 million at September 30, 2014.

We require letters of credit and similar instruments to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations. At September 30, 2014 and December 31, 2013, we had $100.6 million and $112.9 million, respectively, of outstanding letters of credit and similar instruments. In addition, we may continue to be required to provide financial security or pay deposits to municipalities in order to challenge assessments in court for hotel tax proceedings, which could negatively affect our cash flow and liquidity. For further details, see Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

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

As of September 30, 2014, we had a working capital deficit of $296.7 million compared with a deficit of $314.7 million as of December 31, 2013. The decreased deficit in the nine months ended September 30, 2014, as compared with December 31, 2013, was due largely to growth in the business, the timing of cash receipts and payments, decreased restricted cash of $15.5 million and the larger current portion of the term loan of $18.7 million.

We generated positive cash flow from operations for each of the years ended December 31, 2009 through December 31, 2013 and for the nine months ended September 30, 2014 despite experiencing net losses in most of these periods, and we expect annual cash flow from operations to remain positive for the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures, cash collateralize letters of credit and meet our other cash operating needs. For the year ending December 31, 2014, we expect our capital expenditures to be between $50 million and $53 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock.

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

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Beginning cash and cash equivalents	$117,385	$130,262
Cash provided by/(used in):
Operating activities	191,814	178,126
Investing activities	(34,403)	(120,748)
Financing activities	(17,908)	(28,769)
Effect of changes in exchange rates on cash and cash equivalents	(6,773)	1,488
Net increase in cash and cash equivalents	132,730	30,097
Ending cash and cash equivalents	$250,115	$160,359

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

We generated cash flow from operations of $191.8 million for the nine months ended September 30, 2014 compared with $178.1 million for the nine months ended September 30, 2013. Cash flow from operations for the nine months ended September 30, 2014 was affected by higher pretax income of $36.7 million and increased accounts payable, accrued expenses and other current liabilities of $14.6 million, offset by higher accounts receivable of $30.7 million and the effect of foreign exchange contract fair values and rates on other assets and liabilities, as compared with the same period in 2013.

Investing Activities

Cash flow used in investing activities decreased $86.3 million to $34.4 million for the nine months ended September 30, 2014 from $120.7 million for the nine months ended September 30, 2013. This change from the prior year was due primarily to a lower use related to restricted cash of $104.5 million in the nine months ended September 30, 2014, as compared with the prior year period, somewhat offset by the acquisition of certain assets of TPN for $10.0 million and higher capital spending of $8.1 million. The impact related to restricted cash was due largely to increases in restricted cash in 2013 to collateralize letters of credit and similar instruments primarily to replace letters of credit previously supplied by Travelport and lower restricted cash and bonding requirements in 2014 in certain European countries.

Financing Activities

Cash flow used in financing activities decreased $10.9 million to $17.9 million for the nine months ended September 30, 2014 from $28.8 million for the nine months ended September 30, 2013. This decrease was due primarily to lower tax sharing liability payments of $3.8 million and lower net repayments on our term loans in the nine months ended September 30, 2014 compared with the same period last year. Specifically, in the prior year, we had a cash outflow of $15.7 million in connection with the refinancing of the term loan borrowings under our 2007 Credit Agreement and scheduled maturity payment of the senior secured credit agreement. In addition, we had a $7.5 million increase in net payments related to employee tax withholdings for vesting of equity based awards due to lower proceeds from the exercise of stock options in the nine months ended September 30, 2014 as compared with the same period last year.

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

The Term Loan and the Revolver bear interest at a variable rate, at our option, of the Eurocurrency Rate or the Base Rate, plus a margin. The Amended Credit Agreement requires us not to exceed a maximum first lien leverage ratio of 5.00 to 1, as defined in the Amended Credit Agreement. As of September 30, 2014, we were in compliance with the financial covenant and other conditions of the Amended Credit Agreement and expect to be in compliance for the foreseeable future.

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

Based on our current financial projections for the year ended December 31, 2014, we estimate that we will be required to make a $31.1 million prepayment related to excess cash flow in the first quarter of 2015. The amount of the prepayment required is subject to change based on actual financial results, which could differ materially from our financial projections as of September 30, 2014. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2015 is not reasonably estimable as of September 30, 2014.

We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of term loan proceeds, designated to be used to cash collateralize letters of credit or similar instruments, our Revolver, through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit and cash from our balance sheet which we can use to support letters of credit and similar instruments.

Financial Obligations

Commitments and Contingencies

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements).

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

Contractual Obligations

Our contractual obligations as of September 30, 2014 did not materially change from the amounts set forth in our 2013 Annual Report on Form 10-K, except for the refinancing of our Term Loan and Revolving Credit Facility in April 2014. See Note 4 - Term Loan and Revolving Credit Facility.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2013 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2014 from the 2013 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a full discussion of our market risk as of December 31, 2013, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Annual Report on Form 10-K.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used September 30, 2014 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $8.1 million at September 30, 2014 compared with $7.5 million at December 31, 2013. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous.

The effect of a hypothetical 10% adverse change in market rates of interest would have no impact to interest expense at September 30, 2014. Although our Term Loan bears interest at a variable rate plus a margin, the current variable rate based on LIBOR is below the minimum rate that would be required to alter the rate under the Amended Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the acquisition of TPN and related integration efforts will likely have an impact on our internal control over financial reporting. The extent of any such impact has not been assessed and the timing of the assessment has not been determined.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended September 30, 2014, except as described below, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject. In addition, there were no material developments in the legal proceedings previously reported in our 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as described below.

Litigation Relating To Hotel Taxes

Atlanta, GA: On July 28, 2014, the Georgia Supreme Court issued an order finding that it lacked jurisdiction over the City’s appeal, and transferred the case to the Court of Appeals.

San Francisco, California: On August 7, 2014, the Court of Appeal of the State of California stayed the City and County of San Francisco matter pending the California Supreme Court’s decision in the San Diego matter.

Denver, Colorado: On August 14, 2014, the City and County of Denver filed a Petition for a Writ of Certiorari with the Colorado Supreme Court.

North Carolina consolidated cases: On August 19, 2014, the North Carolina Court of Appeals affirmed the trial court’s decision in favor of the OTCs. On September 23, 2014, the Counties filed a Petition for Discretionary Review with the North Carolina Supreme Court.

Arizona Municipalities: On August 22, 2014, the Arizona municipalities filed in the Arizona Tax Court a Complaint and Notice of Appeal, requesting a determination that the Municipal Tax Hearing Officer’s May 28, 2014 decision in favor of the OTCs was erroneous.

Portland, Oregon: On September 8, 2014, the Multnomah County Circuit Court entered an order consistent with its July 29, 2014 oral ruling which granted in part and denied in part the OTCs’ motion for partial summary judgment.

Nassau County, New York: On September 10, 2014, the intermediate appellate court affirmed the court’s denial of the OTCs’ motion to dismiss for failure to exhaust administrative remedies, conversion, and unjust enrichment. The appellate court reversed the court’s certification of a class of municipalities and its denial of the OTCs’ motion to dismiss Nassau County’s claim for imposition of constructive trust.

Kalamazoo, Michigan: On September 10, 2014, the Circuit Court of the County of Kalamazoo, Michigan granted the parties’ Stipulation to Dismiss the online travel companies following the parties’ execution of a settlement agreement.

Chicago, Illinois: On October 3, 2014, Orbitz and the City of Chicago filed a joint stipulation to dismiss Orbitz following the parties’ execution of a settlement agreement.

Antitrust Litigation

In Re Online Travel Company Hotel Booking Antitrust Litigation: On October 27, 2014, the United States District Court for the Northern District of Texas denied Plaintiffs leave to amend their Consolidated Amended Complaint.

Patent Litigation

LVL Patent Group LLC v. Amazon.com, Inc. et al.: On July 10, 2014, the U.S. Court of Appeals for the Federal Circuit denied the plaintiff’s petition for panel rehearing and rehearing en banc. Plaintiff did not file a Petition for a Writ of Certiorari with the United States Supreme Court within the required time limit, thereby officially ending the case.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our 2013 Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description
10.1 †	Second Amendment to the Subscriber Services Agreement, dated July 22, 2014, among Orbitz Worldwide, LLC, Travelport, LP and Travelport Global Distribution System, B.V.
10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement (Chief Executive Officer) - 2014 Equity Grants
10.3*	Form of Performance-Based Restricted Stock Unit Award Agreement (Senior Vice President) - 2014 Equity Grants
31.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

*	Indicates a management contract or compensatory plan or arrangement.

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

ORBITZ WORLDWIDE, INC
(Registrant)

Date:	November 6, 2014	/s/ Barney Harford
Barney Harford
Chief Executive Officer
(Duly Authorized Officer)

Date:	November 6, 2014	/s/ Michael Randolfi
Michael Randolfi
Chief Financial Officer
(Principal Financial Officer)