Form 10-K
period 2014-12-31
Orbitz Worldwide, Inc.
filed 2015-03-09
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 was approximately $595.9 million based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange for such date.
As of March 1, 2015, 111,311,676 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be held on or about June 9, 2015 (the “2015 Proxy Statement”). The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2014.

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

Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including, but not limited to, the company’s ability to effectively compete in the travel industry; trends, declines, or disruptions affecting the travel industry or the level of travel activity, particularly air travel; the termination of any major supplier’s participation on the company’s websites; the company’s ability to renegotiate supplier agreements on acceptable terms; change in airline distribution economics; the company’s ability to maintain and protect its information technology and intellectual property; the outcome of pending litigation; system-related failures, interruptions, or security breaches; risks related to the proposed merger between the Orbitz Worldwide Inc. and Expedia, Inc., including the ability of the parties to consummate the proposed transaction; risks related to the company’s level of indebtedness; risks associated with doing business in multiple currencies and multiple markets; and general economic and business conditions, as well as the factors described in Item 1A, “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Annual Report on Form 10-K.

The use of the words “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I

Item 1.	Business

General Description of Our Business

Orbitz Worldwide, Inc. is a global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services including hotels, flights, vacation packages, car rentals, cruises, travel insurance, destination services and event tickets. We provide our customers an easy-to-use booking experience across a wide variety of devices. Our global brand portfolio includes Orbitz and CheapTickets in the United States; ebookers in Europe; and HotelClub, which focuses on the Asia Pacific region. We also own and operate Orbitz for Business (“OFB”), which is a corporate travel management company, and the Orbitz Partner Network (“OPN”), which delivers private label travel solutions to a broad range of partners.

History

Orbitz, Inc. was established in early 2000 through a partnership of major airlines, which included American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. Orbitz.com officially launched in June 2001. In November 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), which already owned and operated the HotelClub and CheapTickets brands, and the next year Cendant acquired ebookers Limited.

In August 2006, affiliates of The Blackstone Group and Technology Crossover Ventures acquired Travelport Limited (“Travelport”), a unit of Cendant that included the businesses we now own and operate as well as other travel distribution businesses. In 2007, our businesses were separated from the rest of the Travelport businesses and placed in a newly formed company, Orbitz Worldwide, Inc. Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007, and became a public company in July 2007. Our common stock trades on the New York Stock Exchange under the symbol “OWW.”

At December 31, 2014 and 2013, there were 110,733,276 and 108,372,390 shares of our common stock outstanding, respectively, of which approximately 1% and 48% were beneficially owned by Travelport and the investment funds that indirectly owned Travelport. In the second quarter and early third quarter of 2014, Travelport sold approximately 47.7 million shares, and after its secondary stock offering on July 22, 2014, is no longer considered a related party.

On February 12, 2015, the Company, Expedia, Inc., (“Expedia”), and Xeta, Inc., an indirect wholly owned subsidiary of Expedia (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Expedia. At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company outstanding immediately prior to the Effective Time (other than any shares owned by the Company, Expedia, Merger Sub or Merger Sub’s direct parent or any dissenting shares) will be automatically converted into the right to receive $12.00 in cash, without interest.

The Board of Directors of the Company by a unanimous vote of directors present approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of common stock of the Company. The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory clearances, the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications) and compliance with the covenants and agreements in the Merger Agreement in all material respects.
The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement to accept a superior proposal (subject to compliance with certain notice and other requirements). The Merger Agreement provides that, in connection with termination of the Merger Agreement by the Company or Expedia upon specified conditions, the Company will be required to pay to Expedia a termination fee of $57.5 million. If the Merger Agreement is terminated as a result of the failure to obtain competition law approvals or a legal prohibition related to competition law matters, a termination fee of $115 million will be payable by Expedia to the Company, subject to certain limitations. In addition, subject to certain exceptions and limitations, the Company or Expedia may terminate the Merger Agreement if the

Merger is not consummated by August 12, 2015 (or as such date may be extended pursuant to the terms of the Merger Agreement).

The remainder of this Annual Report on Form 10-K excludes any impact that results or may result from the Merger Agreement.

Brand Portfolio

Our global consumer brand portfolio is composed of Orbitz.com and CheapTickets (U.S. domestic), and ebookers and HotelClub (international). Our global business brand portfolio consists of Orbitz for Business and the Orbitz Partner Network.

Orbitz (www.orbitz.com)

Orbitz.com is our most well-known brand and offers a full suite of travel products and services, including hotels, flights, vacation packages, car rentals, cruises, travel insurance, destination services and event tickets from suppliers worldwide. Since launching in June 2001, Orbitz.com has been an innovator in the industry having introduced Orbitz Matrix Display, mobile travel alerts and, most recently, the Orbitz Rewards Visa Card. Orbitz.com has maintained its technology leadership by offering a suite of mobile apps and solutions that now drive approximately 35% of its standalone hotel transactions. In October 2013, Orbitz.com launched its Orbitz Rewards loyalty program, which lets customers immediately earn OrbucksSM, the currency of Orbitz rewards, on flights, hotels and vacation packages and instantly redeem those OrbucksSM on future bookings at tens of thousands of hotels worldwide. The program aims to incentivize air bookers to book hotels in addition to their air travel bookings, increasing hotel cross-sell and our share of the customer’s travel spend as customers seek to earn and redeem rewards.

Orbitz members also get exclusive access to “Mobile Steals,” which are exclusive hotel deals in the most popular destinations around the world, available to mobile consumers.

CheapTickets (www.cheaptickets.com)

CheapTickets is an online travel company focused on value-conscious customers. CheapTickets offers customers the ability to search for and book a broad range of travel products and services, including hotels, flights, vacation packages, car rentals, cruises, travel insurance, destination services and event tickets from suppliers worldwide. CheapTickets offers value-oriented promotions such as “Cheap of the Week”® which provide customers with special travel offers on a weekly basis.

ebookers (www.ebookers.com)

ebookers is a pan-European online travel company that offers customers the ability to search for and book a broad range of global travel products and services through websites in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom. Customers can book travel products and services, including hotels, flights, vacation packages, car rentals, cruises, travel insurance, destination services and event tickets from suppliers worldwide. ebookers also offers customers the ability to book a full range of travel products from their smartphones and tablets through our mobile sites and our iOS and Android apps. In September 2014, ebookers launched its Bonus+ loyalty program, which lets customers immediately earn Bonus+ cash rewards on flights, hotels and vacation packages and instantly redeem them on future bookings at tens of thousands of hotels worldwide. Similar to the Orbitz Rewards loyalty program, the Bonus+ program aims to incentivize air bookers to book hotels in addition to their air travel bookings, increasing hotel cross-sell and our share of the customer’s travel spend as customers seek to earn and redeem rewards.

HotelClub (www.hotelclub.com)

HotelClub is a global hotel booking website offering members a worldwide selection of hotel properties across more than 170 countries. Through its unique loyalty program, HotelClub Rewards, members earn rewards on each booking made, which can then be redeemed on future hotel bookings. The company operates HotelClub.com and RatesToGo.com and offers services in 35 currencies and 18 languages, including Simplified Chinese, Traditional Chinese, Dutch, English, French, German, Italian, Japanese, Korean, Polish, Portuguese, Russian, Spanish, Swedish and Thai, among others. HotelClub also offers customers the ability to book a full range of travel products from their smartphones and tablets through its mobile sites and its iOS and Android apps.

Orbitz for Business (“OFB”) (www.orbitzforbusiness.com)

Orbitz for Business leverages our technology expertise for corporate travelers, offering a complete portfolio of travel products and services that help corporate customers plan, search and book business travel. In addition to its leading technology, Orbitz for Business delivers customizable, full service, cost-effective travel products and travel management solutions including 24/7 support, expense reporting and policy management tools. Orbitz for Business also offers a mobile web solution that allows business travelers to search for and book flights, hotels and car rentals directly from any web-enabled smartphone. Through partnerships with leading regional corporate travel companies, Orbitz for Business offers its services in over 80 countries to over 1,100 corporate travel clients.

In addition to our customer-facing brands and services, we also generate revenue through other sources, including:

Orbitz Partner Network (“OPN”) (www.orbitzpartnernetwork.com)

Orbitz Partner Network offers a full range of travel solutions to over one thousand partners globally, which include many of the world’s largest airlines, travel companies and financial institutions. Orbitz Partner Network enables our partners to provide a wide range of travel products on their websites under their own brands through solutions ranging from hosted services that can be launched in a matter of weeks to custom developed solutions that are fully tailored to meet the needs of more complex partners. We share net revenue with our partners from transactions booked on their websites. In February 2014, we announced the acquisition of certain assets and contracts of the Travelocity Partner Network (“TPN”), which provides private label technology solutions for bank loyalty programs and online commerce sites. TPN brings us deep technology capabilities and a strong customer base in the bank loyalty market.

Partner Marketing

The Partner Marketing team is responsible for building innovative online marketing and advertising partnerships across our global portfolio of consumer and business travel brands. We generate advertising revenue by providing our partners access to our customer base through a combination of display advertising, performance-based advertising, video production and other marketing programs. Travel companies, convention and visitor bureaus, credit card partners, media, packaged goods and other non-travel advertisers advertise on our websites.

Supplier Relationships and Global Distribution Systems

Supplier Relationships

We work with suppliers to provide our customers with a broad and deep range of highly competitive travel products and services on our websites. We have teams that manage relationships with hotel, air, car rental, cruise, travel insurance and destination services suppliers. Our supplier teams negotiate contracts regarding access to the supplier’s travel inventory and payment for our services, manage supplier relationships and obtain supplier-sponsored promotions.

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

Our suppliers continue to look for ways to decrease their overall distribution costs, which could significantly reduce the net revenue OTCs earn from travel and other travel-related products. As a result, the revenue we and other OTCs earn in the form of mark-ups and commissions from our suppliers is likely to be negatively impacted over the long term as supplier contracts are extended or renegotiated or as we add new suppliers.

Global Distribution Systems

Global distribution systems (“GDS”) provide us access to a comprehensive set of supplier content through a single source. Suppliers, such as airlines and hotels, utilize GDSs to connect their product and service offerings with travel providers, who in turn make these products and services available to travelers for booking. Certain of our businesses utilize GDS services provided by Amadeus IT Group (“Amadeus”), Sabre Inc. (“Sabre”) and Travelport Worldwide Limited (“Travelport”). Under our GDS service agreements, we receive revenue in the form of an incentive payment for air, car and hotel segments processed through a GDS. These GDS service agreements may contain minimum segment volume commitments and require us to make shortfall payments if we do not process the required minimum number of segments for a given year. As a result, a significant portion of our GDS services are processed by these providers. For the year ended December 31, 2014, we recognized $94.7 million of incentive revenue from GDS providers, which accounted for more than 10% of our net revenue. In February 2014, Orbitz announced that it had entered into new multi-year GDS service agreements with Amadeus, Sabre and Travelport for the provision of technology and travel management solutions. The ability to use multiple GDSs across our business will provide us greater operational flexibility to take advantage of the strengths of each of the providers starting in 2015 as certain exclusivity provisions with Travelport lapse.

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

We recognize net revenue under the merchant model when we have no further obligations to the customer. For merchant air transactions, this is at the time of booking. For merchant hotel transactions and merchant car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively. The timing of revenue recognition is different for merchant air travel because our primary service to the customer is fulfilled at the time of booking. In the merchant model, we do not take on credit risk with the customer since we are paid via credit card, debit card or certain other electronic payment processors (collectively, “Payment Processors”), while the Payment Processors collects funds from the customer; however, we are subject to charge-backs and fraud risk, which we actively monitor. We are not responsible for the actual delivery of the flight, hotel room or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier. The Payment Processors transmit payment for the reservation within one to two days of the booking date. The Payment Processors take on the risk of collecting funds from the customer. We are subject to fraud because we may be charged by Payment Processors for fraudulent charges after we remit funds to the supplier. In other instances, the customer may be dissatisfied with some aspect of their travel and contest the charge with the Payment Processors, which could result in a charge-back.

Retail Model

Our retail model provides customers the ability to book air travel, hotels, car rentals and cruises. Air transactions comprise the majority of our retail bookings. Under the retail model, we earn commissions from suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on our websites. We generally receive these commissions from suppliers after the customer uses the travel reservation. Depending upon the brand and the product, we may also earn revenue by charging customers a service fee for booking their travel reservation. Generally, our net revenue per transaction is lower under the retail model compared with the merchant model. Airline tickets booked under the retail model contribute substantially to our overall gross bookings and net revenue due to the high volume of airline tickets booked on our websites. We recognize net revenue under the retail model when the reservation is made, is secured by a customer with a credit card, and we have no further obligations to the customer. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up respectively, net of an allowance for cancelled reservations. In the retail model, we do not take on credit risk with the customer; we are not the primary obligor with the customer; we have no latitude in determining pricing; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier. We are, however, subject to charge-back by airlines for fraudulent transactions.

When customers assemble vacation packages, we may offer the customer the ability to book a combination of travel products that use both the merchant model and the retail model. Vacation packages allow us to make products available to our customers at prices that are generally lower than booking each travel product separately.

Operations and Technology

Systems Infrastructure

We use CenturyLink and Verizon Business co-location services in the United States to host our systems infrastructure for Orbitz, CheapTickets, Orbitz for Business, HotelClub, ebookers and private label partners. CenturyLink and Verizon provide data center management services as well as emergency hands-on support. In addition, we have dedicated staff on-site at each facility.

Systems Platform

Our systems platform enables us to deconstruct the segment feeds from our GDS partners for air flight searches and then reassemble these segments for cost-effective and flexible multi-leg itineraries. The easy-to-use Orbitz Matrix Display allows customers to simultaneously view these various travel options so that they can select the price and supplier that best meet their travel needs. In addition, our vacation packaging technology enables travelers to view multiple combinations of airlines, hotels and other travel products and to assemble a customized vacation package that is generally less expensive than booking each travel product separately.

We have technology operations teams dedicated to ensuring that our websites operate efficiently. These teams monitor our websites, our private label customer websites and the performance and availability of our third-party service providers, as well as coordinate releases of new functionality on our websites. We have product development teams focused on creating new and enhancing existing website functionality. These teams completed the migration of our global consumer brands to one common technology platform in 2012 (the “Global Platform”).

Customer Support

Our customer support platform includes customer self-service, chat, email and call center services to provide our customers with multiple options to enhance the travel experience. We utilize intelligent voice routing and intelligent call management technology to connect customers with the appropriate agent who can best assist them with their particular needs. We utilize third-party vendors domestically and internationally to manage these call centers and customer service centers.

Fraud Prevention System

We use a system of third-party and internally developed fraud prevention tools that we believe enable us to efficiently detect fraudulent bookings. The system automates many functions and prioritizes suspicious transactions for review by fraud analysts within our fraud prevention team.

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

Intellectual Property

We regard our technology and other intellectual property, including our brands, as a critical part of our business. We protect our intellectual property rights through a combination of copyright, trademark and patent laws and confidentiality procedures. We have a number of trademarks, service marks and trade names that are registered or for which we have pending registration applications or common law rights. We currently hold numerous issued United States patents and pending United States patent applications. We file additional patent applications on new inventions, as appropriate.

Despite these efforts and precautions, we cannot be certain that any of these patent applications will result in issued patents, or that we will receive any effective protection from competition from any trademarks and issued patents. It may be possible for a third-party to copy or otherwise obtain and use our intellectual property without authorization. In that case, legal remedies may not adequately compensate us for the damages caused by unauthorized use.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement by us of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, we may have to initiate lawsuits in the future to enforce our intellectual property rights or determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could consume a significant amount of financial resources or management time. It could also invalidate or impair our intellectual property rights, or result in significant damages or onerous license terms and restrictions for us. We may even lose our right to use certain intellectual property or business processes. These outcomes could materially harm our business. See Item 3, “Legal Proceedings.”

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

The Master License Agreement generally includes the right to create derivative works and other improvements. Other than the unrestricted use of our supplier link technology, Travelport is generally prohibited from sublicensing these technologies to any third-party for competitive use. However, Travelport and its affiliates are not restricted from using the technologies to compete directly with us.

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

Industry Conditions

General

Worldwide travel is estimated to be a $1.3 trillion industry in 2014 that has been characterized by rapid and significant transformation driven by changes in demographic trends, globalization and higher consumer discretionary spending. The travel industry continues to benefit from increasing internet usage and higher online and mobile booking penetration rates. We compete in various geographic markets, with our primary markets being the United States, Europe and the Asia Pacific region. Internationally, approximately one third of travel sales are transacted online and the market is highly fragmented, which represents a significant opportunity for us. Phocuswright estimates that online travel bookings will grow approximately 11% annually from $402 billion in 2013 to $492 billion in 2015, with annual growth of approximately 6% in the United States, 8% in Europe and 15% in the Asia Pacific region. (Phocuswright, Global Online Travel Overview, 3rd ed.).

In Europe, OTCs represent 39% of the online market with gross bookings of approximately $50 billion (Phocuswright, European Online Travel Overview, 10th ed.), while OTCs account for 36% of the Asia Pacific online travel market with gross bookings of approximately $30 billion in 2013 (Phocuswright, Asia Pacific Online Travel Overview, 7th ed.).

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

Our competition may offer more favorable terms and/or improved interfaces to suppliers and travelers. Travel suppliers have increasingly focused on distributing their products through their own websites, or through joint efforts, in lieu of using third parties such as OTCs. Suppliers who sell their products on their own websites often offer advantages such as their own bonus miles or loyalty points not available on our sites, which may make their offerings more attractive than our offerings to some consumers. Travel research companies, search engines and meta-search websites are capable of sending customers to the websites of suppliers and other competitors.

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

Company Strategy
We take advantage of our deep roots in technology and innovation to offer consumers the premier way to book online travel, whether via personal computer, tablet or smartphone. We believe the Global Platform is the cornerstone of our ability to rapidly and efficiently innovate and expand into new markets with new products and services. Our mission is to make our brands the world’s most rewarding places to plan and purchase travel on touch devices.
Strategic focus on hotel
We operate a diversified business model, enabling us to offer customers a broad product offering that is undergoing a strategic mix shift towards hotel and vacation packages. In 2014, standalone hotels contributed 38% to net revenue, vacation packages contributed 16% to net revenue and standalone air contributed 28% to net revenue. Collectively, hotels and vacation packages accounted for 54% of net revenue, up from 46% in 2012. The hotel and vacation package segments offer higher growth and take rates, and continued mix shift represents a key strategic opportunity for the future.

Loyalty

Well-architected loyalty offerings have significant potential to enhance the financial performance of our consumer brands. HotelClub has a long-standing and well-established loyalty program that helps drive repeat transactions, and both the Orbitz Rewards program, launched in October 2013, and the ebookers Bonus+ program, launched in September 2014, have been patterned on the HotelClub program. As of December 2014, Orbitz Rewards had over 3.0 million members. The program is delivering on its objective to drive increased hotel cross-sell and share of consumers’ travel spend, higher levels of mobile engagement, greater repeat traffic and increased direct bookings.

Mobile
We have made a significant investment in the rapidly growing mobile channel. In the fourth quarter of 2014, approximately 35% of the Company’s stand-alone hotel bookings came via a mobile device. By virtue of the Global Platform shared by all of our consumer brands, the benefits of our mobile investments are available to Orbitz.com, CheapTickets, ebookers and HotelClub. Our loyalty offering has been integrated into our apps and Orbitz Rewards members earn additional OrbucksSM when purchasing on our mobile apps. The unique mobile experience has helped drive hotel room night growth.

International expansion

We are focused on expanding our international presence through both product innovation and new market expansion. The Global Platform allows for cost effective expansion into new markets and helped increase global coverage in 2013 from 15% of the world’s population to over 50% as we expanded the number of currencies and languages on the Global Platform.

Employees

As of December 31, 2014, we had approximately 1,530 employees, more than half of whom were based in the United States and the remaining were based primarily in the United Kingdom and Australia. We outsource some of our technology support, development, customer service and administrative functions to third parties. Additionally, we utilize independent contractors to supplement our workforce.

Company Website and Public Filings

We maintain a corporate website at corp.orbitz.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or other reports we file with or furnish to the SEC. Our filings with the SEC are provided to the public on our Investor Relations website (investors.orbitz.com), free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Other information regarding our corporate governance, such as our code of conduct, corporate governance guidelines and charters for our Board of Directors committees, is also available on our Investor Relations website. In addition, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. We also use our Investor Relations website to make information available to our investors and the public. Investors and other interested persons can sign up to receive email alerts whenever we post new information to the website.

Executive Officers of the Registrant

Our executive officers as of February 1, 2015, were as follows:

Barney Harford, age 43, has served as our Chief Executive Officer and as a member of our Board of Directors since January 2009. Prior to joining the Company in January 2009, Barney served in a variety of roles at Expedia, Inc. from 1999 to 2006 including as President of Expedia Asia Pacific. Barney currently serves on the board of directors of LiquidPlanner, Inc. He previously served on the Board of Directors of GlobalEnglish Corporation, Orange Hotel Group and eLong, Inc. He holds an MBA from INSEAD and an MA in Natural Sciences from Clare College, Cambridge University.

Sam Fulton, age 44, has served as Senior Vice President, U.S. Consumer Travel and President, Orbitz.com since June 2014. Prior to his current role, Sam held several key positions within the Company including Senior Vice President, Global Product Management and Customer Experience from March 2013 to June 2014, Senior Vice President of Global Product Strategy and Customer Experience from September 2012 to March 2013 and Senior Vice President of Retail from March 2010 to September 2012. From January 2008 to February 2010, he was the Group Vice President of Product Management. Prior to joining the Company in 2002, Sam worked for Budget Rent A Car as the Director of Travel Industry Sales focusing on preferred travel agency relationships. Sam has a BS in Finance and Marketing from the University of Denver.

Tom Kram, age 55, has served as our Group Vice President, Chief Accounting Officer, since joining the Company in May 2011. From 2004 to 2011, Tom served in a variety of roles at Chicago Newspaper Liquidation Corp., formerly known as Sun-Times Media Group, Inc. Tom was elected Chief Executive Officer, President and Treasurer in October 2009 and served as Chief Financial Officer from March 2009 to October 2009. From 2004 to 2009, he was the Corporate Controller and, in addition, served as Chief Accounting Officer from 2006 to 2009. Tom served as the Chief Financial Officer of Sun-Times Media Group, Inc. when it filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in March 2009. Tom was formerly the Vice President, Controller of Budget Group, Inc. from 1997 to 2003. Tom is a CPA and has a BS in Accountancy from the University of Illinois at Urbana-Champaign.

Roger Liew, age 42, has served as Senior Vice President, Chief Technology Officer, since November 2010. Roger was Vice President of Technology of the Company and Group Manager of the Company’s Intelligent Marketplace Group from July 2009 to November 2010, and previously served as Vice President of Technology of Orbitz, LLC from May 2000 to May 2004. Prior to his return to the Company in July 2009, Roger served as Chief Technology Officer of Milestro, a leisure, travel and tourism company, and Chief Technology Officer of G2 Switchworks, a startup in the travel technology space. Prior to joining Orbitz, LLC, Roger worked as a lead developer for Neoglyphics Media Corporation and as a software engineer for Motorola’s Cellular Subscriber Group. Roger studied Mathematics and Computer Science at the University of Chicago.

Mike Randolfi, age 42, has served as Chief Financial Officer since March 2013 with global responsibility for the Company’s accounting, financial planning and analysis, investor relations, tax, procurement, and treasury functions. Prior to joining the Company, Mike served as Vice President and then as Senior Vice President and Controller at Delta Air Lines from October 2009 to February 2013. From June 1999 to October 2009, he held various executive positions at Delta Air Lines in financial planning, financial analysis, controllership and treasury. Prior to his 14-year career at Delta, Mike held positions with Continental Airlines and Raymond James and Associates. Mike is a CPA and a certified management accountant and holds an MBA from Emory University and a BA in accounting and finance from the University of South Florida.

Jim Rogers, age 62, has served as Senior Vice President, General Counsel and Corporate Secretary since August 2012 and is responsible for leading the Company’s global legal team as well as its compliance, communications and government relations functions. Jim served from June 2010 to July 2012 as General Counsel of TLC Vision, a private equity-backed eye-care services provider. Before that, Jim had practiced corporate and communications law from 1981 to 2009 at Latham & Watkins LLP in Washington, D.C., the last 21 years as a partner. Jim is a graduate of Columbia Law School, holds an MPA in Economics and Public Affairs from Princeton University, and received his BA from Yale University in Economics. After law school, he served as a judicial clerk for the Honorable Charles Clark, U.S. Court of Appeals for the Fifth Circuit and the Honorable Ruth Bader Ginsburg, U.S. Court of Appeals for the District of Columbia Circuit. Jim serves on the Board of Directors of The Appleseed Foundation, and he previously served as co-chairman of the board.

Item 1A.    Risk Factors

The proposed merger is subject to various closing conditions, including regulatory and stockholder approvals, as well as other uncertainties and there can be no assurances as to whether and when the merger may be completed.

As previously announced, on February 12, 2015, the Company entered into an Agreement and Plan of Merger with Expedia, Inc. and an indirect wholly owned subsidiary of Expedia, under which, subject to the terms and conditions of the Merger Agreement, the Merger Sub will be merged with and into the Company, with the Company surviving the Merger as an indirect wholly owned subsidiary of Expedia. The consummation of the Merger is subject to various customary conditions, including the affirmative vote of holders of a majority of the outstanding shares of common stock of the Company, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory clearances, the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants and agreements in the Merger Agreement. If these conditions to the closing of the Merger are not fulfilled, then the Merger cannot be consummated. Several of these required closing conditions are not within Orbitz’s control, including regulatory approval, and we cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs that delays or prevents the Merger, such delay or failure to complete the Merger may cause uncertainty and other negative consequences that may materially and adversely affect Orbitz’s business, financial position, and results of operations.

We can give you no assurance that the Merger will be consummated, in which case we would not realize the anticipated benefits of having completed the Merger, which may adversely affect us. In addition, under certain circumstances, we may be required to pay a termination fee of up to $57.5 million if the Merger is not consummated.

While the Merger is pending, we will be subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees.

Uncertainty about the effect of the Merger on employees, customers and business partners may negatively impact the Company. These uncertainties could cause customers, business partners and other third parties to modify existing business relationships with the Company. Such uncertainty may also cause potential customers and business partners to decide not to pursue business or other relationships with Orbitz. Additionally, these uncertainties may impair our ability to attract and retain key personnel until the Merger is completed as certain employees may experience uncertainty about their future roles. If key or a high number of employees depart because of issues relating to the uncertainty, the perceived difficulty of integration or a desire not to remain with the business, the Company’s business could be negatively impacted. These factors, either individually or collectively, may negatively impact the financial performance of the Company pending the consummation of the merger.

In the event that the pending Merger with Expedia is not completed, the trading price of our common stock and our future business and financial results may be negatively impacted.

As noted above, the conditions to the completion of the Merger with Expedia may not be satisfied. If the Merger with Expedia is not completed for any reason, we would still be liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential opportunities without realizing any benefits of the completed Merger. If we do not complete the Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Merger will be completed.

If the proposed Merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives, which are subject to risks and uncertainties.

If the proposed Merger with Expedia is not completed, our Board of Directors will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure or other alternative transactions. Any alternative transaction may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses similar to those described above in connection with the proposed Merger, our ability to consummate the alternative transaction, the valuation assigned to our business in the alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables that may adversely affect our operations.

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
Online travel companies: We face significant competition from other online travel companies, such as Priceline, Expedia, Faceportal, TripAdvisor and their related brands, as well as other regional competitors such as Odigeo, Bravofly and e-travel.ie in Europe. We compete with offline travel companies for both travelers and the acquisition and retention of supply.
Travel suppliers: Suppliers have increasingly focused on distributing their products through their own websites and driving consumers away from OTCs. Suppliers may offer advantages for customers to book directly, such as member-only fares, bonus miles or loyalty points, which could make their offerings more attractive to customers. Some low-cost airlines distribute their online supply exclusively through their own website and other airlines have stopped providing inventory to certain online channels and attempt to drive customers to book directly on their websites by eliminating or limiting sales of certain airline tickets through third-party distributors. Additionally, airline suppliers are increasingly promoting hotel supply on their websites in connection with airline tickets. Our results of operations could be negatively affected by such increased competitive pressure from suppliers.
Search engines: We also face increasing competition from search engines like Google, Bing and Yahoo!. Search engines have grown in popularity and may offer comprehensive travel planning or shopping capabilities, which may drive more traffic directly to the websites of suppliers or competitors. Google has increased its focus on appealing to travel customers through its launches of Google Places, Google Flights and Google Hotel Price Ads (“HPA”). Google’s efforts around these products, as well as possible future developments, may change or undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost or at all. In addition, we currently license our search functionality, QPX Software, from ITA Software, Inc., a subsidiary of Google.
Travel meta-search engines and content aggregators: Travel meta-search websites and travel research sites that have search functionality, including Kayak.com (a subsidiary of our competitor Priceline), Trivago.com (a subsidiary of our competitor Expedia), and TripAdvisor, aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. If these competitors limit our participation within their results, it could affect our traffic-generating arrangements in a negative manner. For example, our agreement with Kayak.com that provided for exclusivity with respect to some of Kayak’s core search results terminated at the end of 2013 and was not renewed. In addition, some meta-search sites, including Kayak.com, offer users the ability to make reservations directly on their websites, which may reduce the amount of traffic and transactions available to us through referrals from these sites. If additional meta-search sites begin to offer the ability to make reservations directly, that will further affect our ability to generate traffic to our sites.
Other competitors in the broader travel space: We also will continue to face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as one part of their business model, such as Amazon and Alibaba, “daily deal” websites, such as Groupon Getaways, or peer-to-peer inventory sources, such as AirBnB and HomeAway. AirBnB and similar websites facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms. The growth of peer-to-peer inventory sources could affect the demand for our services in facilitating reservations at hotels.

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
Our suppliers continue to look for ways to decrease their overall distribution costs, which could significantly reduce the net revenue OTCs earn from travel and other travel-related products. As a result, the revenue we and other OTCs earn in the form of mark-ups and commissions from our suppliers is likely to be negatively impacted over the long term as supplier contracts are extended or renegotiated or as we add new suppliers. In particular, airlines continue to look for ways to decrease their overall costs, including the cost of distributing airline tickets through OTCs and GDSs, and to increase their control over distribution. The airlines have negotiated, and we expect they will continue to attempt to negotiate, terms more favorable to themselves whenever possible. To the extent airlines obtain more favorable terms in their agreements with us (which has been a continuing trend for many years) or in their agreements with the GDSs that we use, or if an airline terminates its agreement with us, the net revenue we earn from the distribution of airline tickets would be negatively impacted, which could have a material adverse effect on our business, results of operations and financial condition. In addition, although we have recently negotiated new GDS service agreements with more favorable terms than our prior GDS contract, there can be no assurance that the revenue we earn in the form of incentive payments from GDS providers will not be negatively impacted in future contract negotiations.
Because we depend on a relatively small number of airlines and car rental companies for a significant portion of our revenue in those areas, our business and results of operations could be adversely affected by further consolidation of suppliers in either of these industries. Further consolidation would force the Company to negotiate with a fewer number of total suppliers for the same number of segments, which would weaken our negotiating position and reduce our ability to negotiate favorable rates on segments. Additionally, further consolidation in the airline industry could result in a reduction in the number of airline tickets available for booking on our websites and increased air fares, which may have a negative impact on demand for travel.

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

If there is a prolonged substantial decrease in travel volumes, particularly for air travel and hotel stays, for these or any other reasons, it would have a material adverse impact on our business, financial condition and results of operations.

 We rely on search engines, which may change their business models or search engine algorithms in ways that could have a negative impact on our business.
We use Google and other internet search engines to generate traffic to our websites, principally through the purchase of travel-related keywords. Google and other search engines frequently update and change the logic that determines the placement and display of results of a user’s search. These changes could negatively affect the purchased or algorithmic placement of links to our websites. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, social networking sites, meta-search sites and content properties. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, any of these providers could, for competitive or other purposes, alter their search algorithms or results, causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.
We rely on third-party service providers who may experience disruptions in the services they provide to us or changes in their businesses, which could have a negative impact on our business.
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

We currently utilize GDSs to process a significant portion of our bookings. In addition, we rely on a group of business process outsourcing companies located in various countries to provide us with call center and telesales services, back office administrative services such as ticketing fulfillment, hotel rate loading and quality control, information technology services, and financial services. Any interruption in these third-party services could prevent us from operating certain aspects of our business and damage our reputation. For instance, interruption or deterioration in our GDS partners’ products or services could prevent us from searching and booking airline and car rental reservations.
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

We face risks associated with data security and credit card fraud.

The secure transmission of confidential personal information over the Internet is essential in maintaining customer and supplier confidence in our services. Substantial or ongoing data security breaches, whether instigated internally or externally on our system or on other Internet-based systems, could significantly harm our business. It is possible that a party (whether internal or external) could circumvent our security measures to steal confidential personal information, which could expose us to a risk of loss or litigation and possible liability, and that we may be unsuccessful in implementing our remediation plan to address potential exposures. Data security breaches could also damage our reputation, causing customers, potential customers and suppliers to lose confidence in our data security, which could have a negative effect on the demand for our services. Additionally, we disclose to certain of our third-party service providers, including our GDS providers, our customers’ credit card information in order to process transactions. If such third-party provider incurs a data security breach that causes our customers’ credit card information to be compromised, we could face the same risks as we would to a breach on our own system, including risk of loss and litigation and damage to our reputation. Moreover, it’s possible that public perception concerning security and privacy on the Internet generally could adversely affect customers’ willingness to use the Internet, including our websites, as a means of conducting commercial transactions. Publicized breaches of security affecting other companies that conduct business over the Internet could cause consumers to be reluctant to use the Internet as a means of conducting commercial transactions and therefore reduce the number of consumers using our websites to book travel.

Additionally, our results of operations have been negatively affected by purchases made using fraudulent credit cards and we may be held liable for accepting fraudulent credit card information as payment for transactions in the future. Fraudulent schemes are becoming increasingly sophisticated and common, and our ability to detect and combat fraudulent schemes may be negatively impacted by the adoption of new payment methods and new technology platforms. If we are unable to effectively combat the use of fraudulent credit cards on our websites or if we otherwise experience increased levels of disputed credit card payments, our results of operations and financial positions could be materially adversely affected.

Our business has significant liquidity requirements.
Our business has significant liquidity requirements. Certain events could have a negative impact on our liquidity, which in turn could affect our ability to take advantage of potential business opportunities, respond to competitive pressures or operate our business as it currently exists, including the following:

•	termination of a major supplier’s participation on our websites;

•	decline in merchant gross bookings due to deteriorating economic conditions or other factors;

•	decline in stand-alone hotel merchant gross bookings due to a shift from the merchant model to the retail model;

•	the imposition of holdbacks or reserves by credit card and other payment processors;

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

 If any of these events occurs in the future, individually or in the aggregate, it could have a material adverse effect on our results of operations, our liquidity and the value of our common stock.

We have a significant amount of indebtedness, which could limit the manner in which we operate our business.
As of December 31, 2014, we had $447.8 million of outstanding borrowings under our Amended Credit Agreement. Our substantial level of indebtedness could:

•	impair our ability to obtain additional financing or to obtain such financing on terms acceptable to us for working capital, capital expenditures, acquisitions or general corporate purposes;

•
reduce the funds available to us for potential acquisitions, capital expenditures, working capital and general corporate purposes because we are required to use a portion of our cash flows from operations to make debt service payments;

•
put us at a competitive disadvantage because we have a higher level of indebtedness than some of our competitors and reduce our flexibility in planning for, or responding to, changing conditions in the economy or our industry, including increased competition; and

•	make us more vulnerable to general economic downturns and adverse developments in our business.
The Amended Credit Agreement requires us not to exceed a maximum first lien leverage ratio. If we fail to comply with this covenant and we are unable to obtain a waiver or amendment, our lenders could accelerate the maturity of all amounts outstanding under our term loan and revolving credit facility and could proceed against the collateral securing this indebtedness. If this were to occur, there is no assurance that alternative financing would be available to us or at favorable terms.
In addition, restrictive covenants in our Amended Credit Agreement specifically limit our ability to, among other things:

•	incur additional indebtedness or enter into guarantees;

•	enter into sale and leaseback transactions;

•	make new investments, loans or acquisitions;

•	grant or incur liens on our assets;

•	sell our assets;

•	engage in mergers, consolidations, liquidations or dissolutions;

•	engage in transactions with affiliates; and

•	make distributions or dividend payments or redeem or repurchase our capital stock.

As a result, we may operate our business differently than if we were not subject to these covenants and restrictions.

Certain of our international subsidiaries have a history of significant operating losses and our inability to improve their scale and profitability could adversely affect our business and results of operations.
We have historically incurred significant operating losses for some of our international subsidiaries and may continue to experience operating losses in the future. As a result, we have made, and may continue to make, significant investments in our international operations by using a portion of the cash flow generated from our domestic operations or funds from other borrowings under our other credit facilities. There can be no assurance that such international subsidiaries will be profitable in the future or that any profits generated by them will be sufficient to recover our investments in them.
The profitability of our international subsidiaries depends to a large extent on the scale of their operations. If we fail to achieve the desired scale, we may not be able to effectively compete in the global marketplace, and our business and results of operations may be adversely affected.
Our international operations are subject to additional risks not usually encountered when doing business in the United States, including foreign exchange risk.

We generated 26% of our net revenue for the year ended December 31, 2014, from our international operations and had employees in over 25 countries. We are subject to certain risks as a result of having international operations and operations in multiple countries generally, including:

•	currency exchange rate fluctuations;

•
difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management infrastructure in various countries;

•	reduced flexibility in our foreign staffing due to more onerous employment law obligations and restrictions;

•	differences and unexpected changes in local regulatory requirements and exposure to local economic conditions;

•	limits on our ability to enforce our intellectual property rights;

•	preference of local populations for local providers;

•	restrictions on the repatriation of non-U.S. investments and earnings back to the United States, including withholding taxes imposed by certain foreign jurisdictions;

•	diminished ability to comply with local legal and licensing requirements due to discriminatory practices against business operators based on nationality or place of establishment; and

•	diminished ability to legally enforce our contractual rights.

We expect that our exposure to the foregoing risks will increase as we attempt to expand our international operations. To the extent we are not able to effectively mitigate or eliminate these risks, our results of operations could be adversely affected.
Further, our international operations require us to comply with a number of U.S. and international regulations, including, among others, the Foreign Corrupt Practices Act (“FCPA”) and the U.K.’s Bribery Act 2010. Any failure by us to adopt and continue to practice appropriate compliance procedures to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.
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
We rely on computer and information technology systems to operate our business and process transactions. If we are unable to maintain and improve our information technology systems and infrastructure, we may experience extended system interruptions, which could significantly curtail our ability to conduct business, provide services to our customers and generate revenue. System interruptions may include slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity in our systems and the systems of critical third parties on which we rely. In addition to the risks associated with inadequate maintenance or upgrading, our information technologies and systems are vulnerable to damage or interruption from various causes, including:

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
Although we have identified and tested redundancy of critical systems and services in an effort to mitigate the above noted risks, it is possible that our disaster recovery planning may not be sufficient in the face of these threats. In addition, we may have inadequate insurance coverage to compensate for losses from a major interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption in our technologies or systems could have a material adverse effect on our business, financial condition and results of operations.
Our business and financial performance could be negatively impacted by adverse tax events.
New sales, use, occupancy or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Such enactments could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties and/or interest for past amounts deemed to be due. In addition, our revenue may decline because we may have to charge more for our services.
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
We are involved in various legal proceedings, including, but not limited to, actions relating to intellectual property, in particular patent infringement claims against us, tax disputes throughout the United States, employment law and other negligence, breach of contract and fraud claims, which involve claims, in the aggregate, for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions is both time consuming and expensive. In addition, historically, our insurers have reimbursed us for a significant portion of costs we incurred to defend cases related to use or occupancy tax of hotel accommodations that some states and localities impose (“hotel occupancy tax”). We will not receive any additional insurance reimbursements in future periods as our insurance coverage has now been exhausted. Litigation is inherently unpredictable and unfavorable resolutions could occur. While we generally cannot estimate our range of loss, except for tax matters, if any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.
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
The Master License Agreement permits Travelport to sublicense our intellectual property (other than our supplier link technology) to a party that is not an affiliate of Travelport, except that Travelport may not sublicense our intellectual property to a third-party for a use that competes with our business, unless Travelport incorporates or uses our intellectual property with Travelport products or services to enhance or improve Travelport products or services (other than to provide our intellectual property to third parties on a stand-alone basis). Travelport and its affiliates are permitted to use our intellectual property to provide their own products and services to third parties that compete with us. With respect to our supplier link technology, Travelport has an unrestricted license. These Travelport rights could facilitate Travelport’s, its affiliates’ and third parties’ ability to compete with us, which could have a material adverse effect on our business, financial condition and operating results.

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

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, and tax matters. The following list identifies all litigation matters for which we believe that an adverse outcome could be material to our financial position or results of operations, as well as other matters that may be of particular interest to our stockholders. See Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Litigation Relating to Hotel Occupancy Taxes

Orbitz Worldwide, Inc. and certain of its current and former subsidiaries and affiliates, including Orbitz, Inc., Orbitz, LLC, Trip Network, Inc. (d/b/a Cheaptickets.com), Travelport Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.), and Internetwork Publishing Corp. (d/b/a Lodging.com), are parties to various cases involving municipalities and other governmental entities in the U.S. concerning sales and hotel occupancy taxes and our merchant model for hotel and car rental reservations. Some of the cases are purported class actions, and most of the cases were brought simultaneously against other OTCs, including Expedia, Travelocity and Priceline. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinances, as well as related sales and use taxes. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, failure to pay sales or use taxes, and in some cases, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action. Some of these cases arose from tax assessments or audits by taxing authorities, and Orbitz has brought claims in courts to challenge those assessments. Some of these assessments, including an approximately $58.0 million assessment from the Hawaii Department of Taxation, are not based on historical transaction data. On several occasions, where we have received an assessment, we have been required to provide financial security or pay the assessment to the municipality in order to seek judicial review. Adverse rulings in these cases could require us to pay tax retroactively and prospectively and possibly pay interest, penalties and fines. The proliferation of additional cases could result in substantial additional defense costs.

We dispute that any hotel occupancy or related tax is owed under these ordinances and are challenging the assessments made against us. The following table reflects the hotel tax cases in which we are currently a party:

City or County Filing Litigation	Date Litigation Instituted	Court Where Litigation is Pending

Los Angeles, California	December 30, 2004	California Court of Appeals
San Diego, California	February 9, 2006	Supreme Court of California
City of Atlanta, Georgia	March 29, 2006	Georgia Court of Appeals
City of San Antonio, Texas**	May 8, 2006	United States District Court for the Western District of Texas
Miami-Dade County, Florida	September 21, 2006	Circuit Court of Eleventh Judicial District in and for Miami-Dade County, Florida
Broward County, Florida	January 12, 2009	Florida Court of Appeals, First District
Indiana Department of Revenue	March 30, 2009	Indiana Tax Court
Wisconsin Department of Revenue	July 6, 2009	Circuit Court for Dane County, Wisconsin
Jefferson County, Arkansas**	September 25, 2009	Circuit Court of Jefferson County, Arkansas
Leon County, Florida (TRT)	November 5, 2009	Florida Supreme Court
Leon County, Florida (TDT)	December 14, 2009	Florida Supreme Court
County of Lawrence, Pennsylvania*	January 14, 2010	Commonwealth Court of Pennsylvania
San Francisco, California	May 14, 2010	California Court of Appeals
Montana Department of Revenue	November 8, 2010	Montana Supreme Court
Osceola County, Florida	January 24, 2011	Circuit Court of Second Judicial Circuit in and for Leon County, Florida
Hawaii Department of Taxation	March 1, 2011	Hawaii Supreme Court
Washington, D.C.	April 22, 2011	District of Columbia Court of Appeals
Volusia County, Florida	May 11, 2011	Circuit Court for the Seventh Judicial Circuit in and for Volusia County, Florida
Breckenridge, Colorado***	July 25, 2011	District Court for Summit County, Colorado
Nassau County, New York***	September 26, 2011	New York Appellate Division of Supreme Court
State of Mississippi	January 6, 2012	Chancery Court of the First Judicial District of Hinds County, Mississippi
City of Portland and Multnomah County, Oregon	February 17, 2012	Circuit Court of Oregon, County of Multnomah
Denver, Colorado	March 7, 2012	Colorado Supreme Court
City of Fargo, North Dakota	February 27, 2013	District Court for the County of Cass, North Dakota
Village of Bedford Park, Illinois***	July 8, 2013	United States District Court for the Northern District of Illinois
Kentucky Department of Revenue	July 15, 2013	Franklin Circuit Court, Kentucky
Columbia, South Carolina*	July 26, 2013	Court of Common Pleas, Ninth Judicial Circuit, South Carolina
Oregon Department of Revenue	September 27, 2013	Oregon Tax Court
State of New Hampshire	October 16, 2013	Merrimack Superior Court
City of Charleston, South Carolina, et al.†	January 17, 2014	Court of Common Pleas, Ninth Judicial Circuit, South Carolina
Puerto Rico Tourism Company	April 17, 2014	United States District Court for the District of Puerto Rico
Arizona municipalities	August 22, 2014	Arizona Tax Court

*	Indicates purported class action filed on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.

**	Indicates court certified class action on behalf of named City or County and other (unnamed) cities, counties, governments or other taxing authorities with similar tax ordinances.
*** Indicates cases in which class certification has been denied.
† Indicates case relates to alleged non-payment of business license fees in connection with alleged furnishing of hotel rooms.

Procedurally, the cases listed above are at different stages. Eighteen of these cases are pending before their respective trial courts, and no dispositive rulings have been issued. The following cases have reached more advanced stages, as described below:

County of Los Angeles, California: On January 17, 2013, the OTCs and Los Angeles filed cross motions for judgment. On April 18, 2013, the Superior Court for the County of Los Angeles granted the OTCs motion for judgment granting writ of administrative mandamus and denied the City’s cross-motion. On January 21, 2014, the Superior Court entered final judgment on behalf of the OTCs. On March 31, 2014, Los Angeles filed a notice of appeal. Appellate briefing is stayed pending outcome of the appeal in the City of San Diego case.

City of San Diego, California: On May 28, 2010, a hearing officer appointed by the City approved assessments of approximately $1.4 million against the Company. On September 6, 2011, the Superior Court for the State of California for Los Angeles County issued a peremptory writ of mandamus remanding the proceedings to the City’s hearing officer directing him to withdraw his decision. On July 10, 2012, the Court entered judgment on the OTCs consolidated writ of mandate and an order for consent judgment in favor of the OTCs on the City’s Third Amended Complaint. On August 21, 2012, the City filed a notice of appeal. On January 30, 2014, the Court of Appeal of the State of California heard oral argument on San Diego’s appeal. On March 5, 2014, the Court of Appeal affirmed the judgment in favor of the OTCs. On May 6, 2014, the City of San Diego filed a Petition for Review in the California Supreme Court. On July 30, 2014, the California Supreme Court granted San Diego’s Petition for Review. The parties are in the process of briefing the case before the California Supreme Court, and oral argument is expected to occur later this year.

City of Atlanta, Georgia: On July 28, 2014, the Georgia Supreme Court issued an order finding that it lacked jurisdiction to hear the City’s appeal, and dismissed the case. The case is now pending before the Georgia Court of Appeals, and relates to the issue of whether the OTCs are liable for occupancy tax before July 2011. The Court of appeals heard oral argument on January 21, 2015.

City of San Antonio, Texas: On April 4, 2013, the U.S. District Court for the Western District of Texas entered final judgment in favor of plaintiffs. On May 2, 2013, the OTCs filed their renewed motion for judgment as a matter of law, and alternatively, motion for a new trial. On February 21, 2014, the District Court denied the OTCs’ motions for judgment as a matter of law, and motion for new trial. Both parties have sought reconsideration on the issue of penalties in post-judgment motions. The Court still has not ruled on those motions. Once the District Court enters judgment on the parties’ post-judgment motions concerning penalties, the parties will have 30 days to appeal the case to the Fifth Circuit.

Broward County, Florida: On January 12, 2009, Orbitz filed a complaint in the Circuit Court, Second Judicial Circuit, Leon County, Florida, against Broward County and the Florida Department of Revenue in which it contested assessments that had been issued against it. On July 13, 2012, the Circuit Court granted partial summary judgment in favor of the OTCs on their affirmative claims and all of Broward County’s Counterclaims. On February 4, 2013, Broward County filed a notice of appeal. On February 12, 2014, the Florida Court of Appeals affirmed the grant of summary judgment in favor of the OTCs. On February 14, 2014, Broward County filed a motion with the Court of Appeals in which it sought certification of question of great public importance. On February 20, 2014, the Court of Appeals denied Broward County’s motion. On February 24, 2014, Broward County filed a motion to stay pending review, to stay the issuance of mandate, and to enlarge the time to file a motion for rehearing pending ruling by the Florida Supreme Court. Broward County also filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On May 22, 2014 the Florida Supreme Court stayed the action pending resolution of the Leon County Tourist Development Tax case in the Florida Supreme Court.

Wisconsin Department of Revenue: On August 6, 2008 the Wisconsin Department of Revenue issued assessments against Orbitz for the period from January 1, 2001 through December 31, 2006. Orbitz filed a petition for redetermination on October 6, 2008, which was denied. Orbitz appealed to the Wisconsin Tax Appeals Commission on July 6, 2009. On October 7, 2013, both parties filed motions for summary judgment. On May 14, 2014, the Wisconsin Tax Appeals Commission granted Orbitz’s motion for summary judgment and reversed the Department’s assessments. On June 13, 2014, the Wisconsin Department of Revenue filed a Petition for Review in the Circuit Court for Dane County, State of Wisconsin, seeking review of the May 14, 2014 Wisconsin Tax Appeals Commission decision in favor of Orbitz. On December 11, 2014, the Dane County Circuit Court affirmed the Tax Appeals Commission’s decision to grant summary judgment for Orbitz.

Leon County, Florida (Transient Rental Tax): On August 16, 2013, the Florida Court of Appeal for the First District affirmed the trial court’s grant of summary judgment in favor of the OTCs. On August 30, 2013, the County filed a motion for rehearing, rehearing en banc, or certification to the Florida Supreme Court of a Question of Great Public Importance. On October 9, 2013, the Florida Court of Appeal for the First District denied the motion. On October 24, 2013, the County filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The parties have filed jurisdictional briefs, and on

December 31, 2013, the Florida Supreme Court issued an order staying the Transient Rental Tax statute case pending the outcome of Tourist Development Tax case.

Leon County, Florida (Tourist Development Tax): On February 28, 2013, the First District Court of Appeal affirmed the trial court’s summary judgment ruling in favor of the OTCs. On March 15, 2013, the County filed a motion for rehearing en banc, or in the alternative Requesting Certification to the Florida Supreme Court of a Question of Great Public Importance. On April 16, 2013, the Florida Court of Appeals, First District denied plaintiffs’ motion for rehearing en banc, but granted plaintiffs’ request for certification to the Florida Supreme Court. On May 13, 2013, the plaintiffs filed their Petition for Review with the Florida Supreme Court seeking review of the First District Court of Appeal’s opinion affirming the trial court’s summary judgment in favor of the OTCs. On September 10, 2013, the Florida Supreme Court granted plaintiffs’ Petition for Review. On April 30, 2014, the Florida Supreme Court heard oral argument.

City of San Francisco, California: On March 3, 2010, the City of San Francisco issued a final assessment of approximately $3.2 million for the period of January 1, 2000 to September 30, 2008, against various Orbitz entities. On March 31, 2010, Orbitz paid the final assessment pursuant to the City’s “pay to play” requirement. On April 2, 2010, we filed a refund request with the City. On May 14, 2010, the OTCs filed a Complaint for Tax Refund and Declaratory Relief against the City and County of San Francisco seeking a tax refund and declaratory relief. On December 18, 2012, the City of San Francisco issued supplemental final assessments of approximately $1.4 million against Orbitz LLC, Trip Network, Inc. and Internetwork Publishing Corp. On January 2, 2013, these entities paid this assessment pursuant to the City’s “pay to play” requirement. On February 6, 2013, the Superior Court granted the OTCs motion for summary judgment. On October 10, 2013, the Superior Court entered final judgment in favor of the OTCs, ordering San Francisco to issue a refund of $4.0 million to the Orbitz Entities on the first assessment, representing a refund of the principle amount ($3.2 million) and $0.8 million in interest. On November 5, 2013, the Orbitz entities filed a Complaint in the Superior Court for a tax refund and declaratory relief relating to the supplemental final assessment of $1.4 million. On December 9, 2013, the City and County of San Francisco filed a Notice of Appeal. On August 6, 2014, the Court granted the City and County of San Francisco’s motion to stay the appeal pending the California Supreme Court’s resolution of the City of San Diego case.

Montana Department of Revenue: On March 6, 2014, the Montana First Judicial District granted the OTCs’ motions for summary judgment on both accommodations and car rental reservations. On May 5, 2014, the Montana Department of Revenue filed a notice of appeal with the Montana Supreme Court. The parties have fully briefed the appeal and oral argument has been set for April 10, 2015.

Hawaii Department of Taxation: On December 30, 2010, the State of Hawaii Department of Taxation issued a series of “proposed” assessments for the transient accommodations tax and general excise tax totaling approximately $10.2 million against various Orbitz entities. On January 31, 2011, the Department of Revenue issued its Final Notices of Assessments for those same amounts. On March 1, 2011, the OTCs filed their Notice of Appeal to the Tax Appeal Court. On May 8, 2012, the Hawaii Department of Taxation issued additional proposed assessments for the period of January 1, 2000 to December 31, 2011 totaling approximately $48.6 million against the Orbitz entities bringing the total amount of assessments to approximately $58.8 million. On October 22, 2012, the Tax Appeal Court orally denied the Department of Taxation’s motion for partial summary judgment and granted the OTCs motion for partial summary judgment on the transient accommodations tax. On January 11, 2013, the Tax Court of Appeal orally granted in part the Department of Taxation’s motion for summary judgment and denied the OTCs motion as it relates to application of the general excise tax. On February 8, 2013, the OTCs filed a motion for reconsideration. On March 27, 2013, the OTCs filed a mandamus petition and motion to stay the action in the Tax Court pending resolution of the mandamus petition. On May 20, 2013, the Hawaii Department of Taxation issued estimated assessments for the 2012 tax year for merchant model hotel reservations against various Orbitz entities collectively amounting to $16.9 million. On August 15, 2013, the Hawaii Tax Appeal Court entered final judgment disposing of all issues and claims of all parties. On September 11, 2013, the OTCs filed their notice of appeal seeking review of the Hawaii Tax Appeal Court finding that the OTCs are subject to Hawaii’s general excise tax (“GET”). The Department filed a notice of appeal seeking review of the Hawaii Tax Appeal Court finding that the OTCs are not subject to Hawaii’s transient accommodations tax. On December 9, 2013, the Hawaii Department of Taxation issued Notices of Final Assessments collectively totaling $10,254,669.60 on Orbitz, LLC, Trip Network, Inc. and Internetwork Publishing Corp. for General Excise Tax, penalties and interest for rental car transactions during the period of January 1, 2002, through December 31, 2012. On December 16, 2013, the Tax Appeal Court granted the OTCs’ motion to stay their consolidated tax appeals for 2012 GET and TAT Tax Assessments. On December 24, 2013, the Hawaii Supreme Court granted the parties’ application to transfer the matter to the Hawaii Supreme Court. On July 18, 2014, the Hawaii Department of Taxation issued final assessments for merchant hotel and merchant car reservations for the 2013 tax year against Orbitz LLC, Trip Network Inc., and Internetwork Publishing Corporation, collectively in the amount of $14.6 million. The Hawaii Supreme Court heard oral argument on both appeals on October 2, 2014. On December 22, 2014, the Hawaii Tax Court of Appeal granted the OTCs’ motion to stay the 2013 assessments.

Washington D.C.: In September 2012, the Superior Court of the District of Columbia granted the District’s motion for partial summary judgment and denied the OTCs’ motion for summary judgment, finding the companies liable for sales tax on hotel reservations dating back to the inception of the merchant model. On December 6, 2013, the Superior Court of the District of Columbia granted the OTCs’ motion for partial summary judgment on the calculation of sales tax, and denied the District’s motion for partial summary judgment on the same issue. On February 21, 2014, Orbitz entered into a stipulation agreement with the District of Columbia. On February 24, 2014 the Superior Court entered final judgment in favor of the District of Columbia. On March 25, 2014, Orbitz paid a judgment of $3.8 million, an amount that represented the sales tax attributable to Orbitz.com hotel reservations through 2011. This amount is subject to a refund if Orbitz prevails in its appeal. On March 12, 2014, Orbitz filed its notice of appeal, and on March 17, 2014, the District cross-appealed on the issue of whether amounts charged to consumers as a tax recovery charge should have been included in the Supreme Court’s damage calculation. On September 30, 2014, the District of Columbia Court of Appeals heard oral argument in this case.

Nassau County, New York: On September 10, 2014, Supreme Court of the State of New York, Appellate Division, affirmed in part, and reversed in part the trial court’s June 2012 order. The Supreme Court affirmed the trial court’s denial of the OTCs’ motion to dismiss for failure to exhaust administrative remedies, conversion, and unjust enrichment. The Supreme Court reversed the court’s denial of the OTCs’ motion to dismiss Nassau County’s claim for imposition of a constructive trust, and the trial court’s decision to certify a class of municipalities in New York.

City and County of Denver, Colorado: On February 8, 2012, the City’s appointed hearing officer issued his final administrative decision finding the OTCs are subject to Denver’s Lodger’s Tax, and approved an assessment against Orbitz in the amount of $0.6 million. On February 13, 2012, the OTCs filed their notice of intent to appeal the hearing officer’s final administrative decision. On March 30, 2012, the City filed a motion to dismiss the first claim for relief of the OTCs complaint. On July 26, 2012, the District Court denied the City’s motion to dismiss. On October 2, 2012, the OTCs filed their brief supporting their claim for relief. On March 12, 2013, the District Court, Denver, Colorado affirmed in part and reversed in part the Hearing Officer’s February 8, 2012 ruling. The District Court found the Hearing Office did not abuse his discretion in finding that the OTCs fall within the scope of the Lodging Tax statute; however, the District Court found the three year statute of limitations period applied to Denver’s assessments. On April 26, 2013, the OTCs appealed. On May 10, 2013, the City filed its notice of appeal regarding the District Court’s ruling that the three year statute of limitations period applied to Denver’s assessments. On July 3, 2014, the Colorado Court of Appeals reversed in part the District Court’s decision and vacated all tax assessments against the OTCs. On August 14, 2014, the City and County of Denver filed a Petition for Writ of Certiorari to the Colorado Supreme Court. The petition has been fully briefed.

The following legal proceedings relating to hotel occupancy taxes we previously reported were concluded since October 1, 2014:

North Carolina consolidated: On August 19, 2014, the North Carolina Court of Appeals affirmed the trial court’s decision in favor of the OTCs. On December 19, 2014, the North Carolina Supreme Court denied the Counties’ petition for discretionary review.

In addition to the current litigation, the following taxing authorities have issued assessments that are subject to further review by the taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the City of Portland, Oregon, and Multnomah County, Oregon; and Lake County, Indiana. These assessments collectively total approximately $9.67 million.

Consumer Class Actions

On-Line Travel Company Hotel Booking Antitrust Litigation:  On August 20, 2012, a putative consumer class action was filed in the United States District Court for the Northern District of California against certain hotel chains and the major OTCs, including Orbitz. The complaint alleged that the hotel chains and several major OTCs, including Orbitz, violated the antitrust and consumer protection laws by entering into agreements in which OTCs agree not to facilitate the reservation of hotel rooms at prices that are less than what the hotel chain offers on its own website. Following the filing of the initial complaint, several dozen additional putative consumer class action complaints were filed in federal courts across the country. On December 11, 2012, the Judicial Panel on Multidistrict Litigation issued an order consolidating these cases in the United States District Court for the Northern District of Texas. On May 1, 2013, the plaintiffs filed a consolidated amended complaint. On July 1, 2013, the defendants moved to dismiss the Complaint. On December 17, 2013, the District Court heard oral argument on Defendants’ motion to dismiss. On February 16, 2014, the District Court granted the Defendants’ motion to dismiss on all claims without prejudice. On October 27, 2014, the District Court denied Plaintiffs leave to amend their complaint. Plaintiffs did not file a notice of appeal, thereby officially ending the case.

Litigation related to Intellectual Property

Unified Messaging Solutions LLC v. Orbitz, LLC: On March 1, 2012, Unified Messaging Solutions LLC (“UMS”) filed a suit for patent infringement against Orbitz, LLC in the United States District Court for Northern District of Illinois alleging infringement of U.S. Patent Nos. 6,857,074; 7,836,141; 7,895,306; 7,895,313; and 7,934,148. On April 23, 2012, UMS filed an Amended Complaint in which it alleged infringement of only one of the five originally asserted patents (U.S. Patent No. 7,934,148). On June 13, 2014, pursuant to a stipulation by the parties, the Court entered an order dismissing the case. Plaintiff agreed to stipulate that under the district court’s claim construction, Defendants do not infringe Plaintiff’s patents. On June 27, 2014, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. On September 26, 2014, the Federal Circuit entered an order staying Plaintiff’s appeal, pending the outcome of fee motions by certain defendants.

Ameranth, Inc. v. Orbitz, LLC: On June 29, 2012, Ameranth, Inc. filed a lawsuit against Orbitz, LLC in the United States District Court for the Southern District of California alleging infringement of U.S. Patent Nos. 6,384,850; 6,871,325; and 8,146,077. On October 15, 2013, Orbitz filed petitions with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office seeking review of the validity of Ameranth’s, asserted patents under the Transitional Program for Covered Business Method (“CBM”) Patents. On November 27, 2013 the Court entered an Order which stayed the case pending a final decision from the PTAB. In March of 2014, the PTAB instituted CBM review of several of the challenged claims in the ’850 and ’325 Patents. A final decision on the validity of the instituted claims is due from the PTAB in March of 2015.

CEATS, Inc. v. Orbitz Worldwide, Inc.: On August 5, 2013, CEATS, Inc. filed a patent infringement suit against Orbitz, Worldwide, Inc. in the United States District Court for the District of Nevada. The plaintiff alleges that Orbitz infringes U.S. Patent Nos. 7,548,867; 7,640,178; 7,660,727; 8,219,448; 8,229,774; and 8,244,561. On July 3, 2014, the United States District Court for the District of Nevada transferred the case to the United States District Court for the Northern District of Illinois. On January 20, 2015, the parties entered into a settlement agreement.

Metasearch Systems, LLC v. Orbitz Worldwide, Inc.: On September 21, 2012, Metasearch Systems, LLC filed a suit for patent infringement against Orbitz Worldwide, Inc. in the United States District Court for the District of Delaware alleging that Orbitz infringes U.S. Patent Nos. 8,239,451; 8,171,079; 8,073,904; 7,490,091; 7,421,468; and 7,277,918. On December 19, 2012, Metasearch filed an Amended Complaint adding allegations of infringement for U.S. Patent No. 8,326,924. Orbitz filed petitions with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office seeking review of the validity of certain of Metasearch’s, asserted patents under the Transitional Program for Covered Business Method (“CBM”) Patents. The parties filed a Stipulation to stay the case pending the outcome of the CBM proceedings: the first one challenging U.S. Patent No. 8,326,924 (“924 CBM proceeding”) and the second one challenging U.S. Patent Nos. 8,239,451 (“451 CBM proceeding”). On December 3, 2013, the Court entered an Order staying the case pending a decision from the PTAB. On March 20, 2014 and June 18, 2014, the PTAB instituted trial on both the ’924 and ’451 patents, respectively, finding it more likely than not the challenged claims were directed to patent-ineligible subject matter and more likely than not the challenged claims were unpatentable in view of the prior art. The patent owner has filed in both proceedings motions to amend the patent by adding substitute claims. All briefing and oral arguments were completed on December 5, 2014 in the ’924 CBM proceeding, and a final decision from the PTAB is expected by March 20, 2015. Briefing and oral argument will be completed on February 24, 2015 in the ’451 CBM proceeding, and a final decision is expected by June 18, 2015.

Execware LLC v. Orbitz Worldwide, Inc.: On February 21, 2014, Execware LLC filed a patent infringement suit in the United States District Court for the District of Delaware. The plaintiff alleges that Orbitz infringes U.S. patent No. 6,216,139. On May 21, 2014, Orbitz filed a motion to dismiss the Complaint.

Shareholder Litigation

Teamsters Union 25 Health Services & Insurance Plan v. Martin J. Brand et al.: On April 3, 2014, the Teamsters 25 Health Services & Insurance Plan derivatively on behalf of nominal defendant Orbitz Worldwide Inc., filed suit in the Court of Chancery for the State of Delaware against certain current and former members of the Orbitz Board of Directors, Travelport Limited, Travelport LP, Travelport Global Distribution System, B.V., TDS Investor (Luxembourg) S.A.R.L., Waltonville Limited, Travelport Holdings Limited, and the Blackstone Group L.P. With respect to the Orbitz directors, the Complaint alleged that the directors breached their fiduciary duties in relation to a new GDS agreement that was entered into between Orbitz and Travelport in 2014. On June 25, 2014, Plaintiff filed a First Amended Complaint. On November 18, 2014, Plaintiffs filed a Second Amended Complaint. On December 4, 2014, the Defendants moved to dismiss the Second Amended Complaint. Oral argument on Defendants’ motion to dismiss has been scheduled for April 15, 2015.

Delaware Actions relating to Expedia transaction: Since the announcement of the merger on February 12, 2015, six putative shareholder class action lawsuits have been filed against Orbitz and its directors, among other parties, in the Court of Chancery of the State of Delaware. The specific cases are: (i) Irving Feldbaum v. Barney Harford, et al., No. 10692, filed on February 19, 2015; (ii) Tonya Diamond v. Orbitz Worldwide, Inc., et al., No. 10703, filed on February 23, 2015; (iii) Jonathan Shiller v. Orbitz Worldwide, Inc., et al., No. 10704, filed on February 23, 2015; (iv) Suresh Rijhwani v. Barney Harford, et al., No. 10711, filed on February 24, 2015; Mathew Sciababucch v. Orbitz Worldwide, Inc. et al, No. 10726, filed on February 26, 2015; and (vi) Douglas Carlson v. Barney Harford, et al, No. 10736, filed on March 3, 2015. Collectively, we refer to these actions as the “Delaware Actions”. In the Delaware Actions, plaintiffs allege that the individual director defendants breached their fiduciary duties to Orbitz shareholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement undervalues Orbitz, that Orbitz shareholders will not receive fair value for their Orbitz common stock in the merger, and that the terms of the merger agreement impose improper deal-protection devices that purportedly preclude competing offers. The complaints further allege that Orbitz, Expedia and Merger Sub aided and abetted the alleged breaches of fiduciary duty by the Orbitz directors. Plaintiffs seek injunctive relief, including enjoining or rescinding the merger, an award of unspecified attorneys' fees, and other relief.
The outcome of the Delaware Actions cannot be predicted with certainty. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future. Defendants intend to vigorously defend against these lawsuits

Other Litigation

Trilegiant Corporation v. Orbitz, LLC v. and Trip Network, Inc.: On July 7, 2011, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against Orbitz, LLC and Trip Network, Inc. Trilegiant alleges that the defendants are obligated to make a series of termination payments arising out of a marketing agreement that defendants terminated in 2007. In December 2012, Trilegiant moved to dismiss certain of Orbitz’s affirmative defenses. In January 2013, Orbitz moved for summary judgment on all of Trilegiant’s claims, arguing that those claims were barred by the illegality affirmative defense. On October 7, 2013, the Supreme Court of the State of New York denied Orbitz’s motion for summary judgment. Orbitz filed its notice of appeal of that ruling on October 31, 2013. On December 24, 2013, the Supreme Court dismissed the majority of Orbitz’s remaining affirmative defenses. Orbitz filed a notice of appeal of that ruling on January 30, 2014. On August 22, 2014, the Supreme Court rejected Orbitz’s remaining affirmative defenses, and Orbitz appealed that ruling on September 24, 2014. On January 15, 2015, the New York Supreme Court, Appellate Division, First Department heard oral argument on Orbitz’s first two appeals relating to, among others, its impossibility and illegality defenses. On February 19, 2015, the First Department affirmed the Supreme Court’s October 7, 2013 and December 24, 2013 rulings. On February 23, 2015, Orbitz filed its appellate brief relating to the Supreme Court’s August 22, 2014 order.

We intend to defend ourselves vigorously against the claims described above. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to our financial position, earnings or cash flows in any given reporting period.

Item 4.	Mine Safety Disclosure

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock trades on the New York Stock Exchange under the symbol “OWW.” The following table sets forth the high and low sales prices for our common stock for each of the periods presented:

	2014		2013
	High	Low	High	Low
Fourth Quarter	$8.79	$7.22	$9.86	$6.40
Third Quarter	$9.33	$7.63	$13.26	$8.05
Second Quarter	$9.00	$6.49	$8.75	$5.45
First Quarter	$9.96	$6.72	$5.99	$2.60

Holders

As of February 25, 2015, there were approximately 30 holders of record of our common stock. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. Accordingly, the number of beneficial owners of our stock is higher than the number of registered stockholders of record.

Dividends

We did not declare or pay any cash dividends on our common stock during the years ended December 31, 2014 and 2013, and we do not intend to in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on several factors, including our financial condition, results of operations, capital requirements, restrictions contained in existing and future financing instruments and other factors that our Board of Directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2014 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders
Stock options	1,131,691	$4.8
Restricted stock units	4,659,833
Performance-based restricted stock units	2,251,601
Deferred stock units	493,512
Equity compensation plans not approved by security holders	—	—	—
Total	8,536,637		4,291,197

Performance Graph

The following graph shows the total shareholder return through December 31, 2014 of an investment of $100 in cash on December 31, 2009 for our common stock and an investment of $100 in cash on December 31, 2009 for (i) the S&P SmallCap 600 Index and (ii) the Research Data Group (“RDG”) Internet Composite Index.

The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month.

Item 6.     Selected Financial Data

The selected financial data presented in the table below is derived from our audited consolidated financial statements. This data is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except share and per share data)
Statements of Operations Data:
Net revenue	$932	$847	$779	$767	$757
Cost and expenses:
Cost of revenue (a)	180	154	148	139	138
Selling, general and administrative	278	281	261	271	244
Marketing (a)	334	292	253	242	233
Depreciation and amortization	58	55	57	60	73
Impairment of goodwill and intangible assets	—	—	321	50	70
Impairment of property and equipment and other assets	—	3	1	—	11
Total operating expenses	850	785	1,041	762	769
Operating income/(loss)	82	62	(262)	5	(12)
Other income/(expense):
Net interest expense	(35)	(44)	(37)	(41)	(44)
Other income (expense)	(2)	(18)	—	1	—
Total other expense	(37)	(62)	(37)	(40)	(44)
Income/(loss) before income taxes	45	—	(299)	(35)	(56)
Provision/(benefit) for income taxes	28	(165)	3	2	2
Net income/(loss)	$17	$165	$(302)	$(37)	$(58)

Net income/(loss) per basic share (b)	$0.16	$1.53	$(2.86)	$(0.36)	$(0.58)
Net income/(loss) per diluted share (b)	$0.15	$1.46	$(2.86)	$(0.36)	$(0.58)
Weighted average shares used in calculating net earnings/(loss) per share:
Basic	110,537,992	107,952,327	105,582,736	104,118,983	101,269,274
Diluted	114,344,440	113,072,679	105,582,736	104,118,983	101,269,274
Cash dividends declared per common share	$—	$—	$—	$—	$—

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$188	$117	$130	$136	$97
Working capital deficit (c)	(258)	(315)	(248)	(233)	(234)
Total assets	1,176	1,108	834	1,146	1,217
Total long-term debt	422	430	415	440	472
Total shareholders’ equity/(deficit)	71	42	(143)	161	190

(a)
During the first quarter of 2011, we changed the classification of expenses for commissions paid to private label partners (“affiliate commissions”) from cost of revenue to marketing expense in our Consolidated Statements of Operations. Affiliate commissions were reclassified from cost of revenue to marketing expense for the year ended December 31, 2010 in the amount of $16 million.

(b)	Net income/(loss) per share may not recalculate due to rounding.

(c)	Defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

General

As previously noted, the following discussion excludes any impact that may result from the Merger Agreement.

We are a global online travel company that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services including hotels, flights, vacation packages, car rentals, cruises, rail tickets, travel insurance, destination services and event tickets. We provide our customers an easy-to-use booking experience across a wide variety of devices. Our global brand portfolio includes Orbitz.com and CheapTickets in the United States; ebookers in Europe; and HotelClub which focuses on the Asia Pacific region. We also own and operate Orbitz for Business, which is a corporate travel management company, and the Orbitz Partner Network, which delivers private label travel solutions to a broad range of partners.

Industry Trends
Our position in the industry is affected by the industry-wide trends discussed below, as well as a number of factors specific to our global operations and supplier relationships. In addition, the continuing uncertainty about the state of the global economy and regional conflicts and the related pressure on consumer spending cause uncertainty and volatility in the travel market.

Worldwide travel is estimated to be a $1.3 trillion industry in 2014 that has been characterized by rapid and significant transformation driven by changes in demographic trends, globalization and higher consumer discretionary spending. The travel industry continues to benefit from increasing internet usage and higher online and mobile booking penetration rates. We compete in various geographic markets, with our primary markets being the United States, Europe and the Asia Pacific region. Internationally, approximately one third of travel sales are transacted online and the market is highly fragmented, which represents a significant opportunity for us. Phocuswright estimates that online travel bookings will grow approximately 11% annually from $402 billion in 2013 to $492 billion in 2015, with annual growth of approximately 6% in the United States, 8% in Europe and 15% in the Asia Pacific region. (Phocuswright, Global Online Travel Overview, 3rd ed.).
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
Demand in the air travel industry has strengthened over the past few years driven largely by increased corporate travel demand. The increased corporate travel demand combined with continued discipline by airlines around capacity has resulted in higher airfares. Higher airfares generally put pressure on leisure travel demand, which represents the majority of air bookings through OTCs. Further consolidation of the airline industry could put additional pressure on capacity and airfares in the future.

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

RESULTS OF OPERATIONS

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2014	2013	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Net revenue	$932,007	$847,003	$85,004	10%	$847,003	$778,796	$68,207	9%
Cost and expenses:
Cost of revenue	179,774	154,403	25,371	16%	154,403	147,840	6,563	4%
Selling, general and administrative	278,202	280,418	(2,216)	(1)%	280,418	260,253	20,165	8%
Marketing	334,472	292,470	42,002	14%	292,470	252,993	39,477	16%
Depreciation and amortization	57,549	55,110	2,439	4%	55,110	57,046	(1,936)	(3)%
Impairment of goodwill and intangible assets	—	—	—	**	—	321,172	(321,172)	(100)%
Impairment of property and equipment and other assets	—	2,636	(2,636)	(100)%	2,636	1,417	1,219	86%
Total operating expenses	849,997	785,037	64,960	8%	785,037	1,040,721	(255,684)	(25)%
Operating income/(loss)	82,010	61,966	20,044	32%	61,966	(261,925)	323,891	**
Other expense:
Net interest expense	(35,212)	(43,786)	8,574	(20)%	(43,786)	(36,599)	(7,187)	20%
Other expense	(2,237)	(18,100)	15,863	(88)%	(18,100)	(41)	(18,059)	**
Total other expense	(37,449)	(61,886)	24,437	(39)%	(61,886)	(36,640)	(25,246)	69%
Net income/(loss) before income taxes	44,561	80	44,481	**	80	(298,565)	298,645	**
Provision/(benefit) for income taxes	27,281	(165,005)	192,286	**	(165,005)	3,173	(168,178)	**
Net income/(loss)	$17,280	$165,085	$(147,805)	(90)%	$165,085	$(301,738)	$466,823	**

** Not meaningful.

Overall Financial Results
During the year ended December 31, 2014, we reported net income of $17.3 million, compared with net income of $165.1 million in 2013. During the year ended December 31, 2013 we recorded a tax benefit of $165.0 million reflecting the release of $174.4 million in valuation allowance related to our U.S. federal deferred tax assets and during the year ended December 31, 2012 we recorded a $321.2 million charge for the impairment of goodwill and intangible assets.

Domestically, hotel, air, and car transaction volume grew in 2014 and revenue per transaction increased for air, car and vacation packages.

Internationally, we continued to see growth in hotel and vacation package transaction volume at ebookers, partially offset by lower air and vacation package revenue per transaction. HotelClub experienced higher year-over-year hotel transaction volume.

Key Operating Metrics

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the years ended December 31, 2014, 2013 and 2012. Gross bookings, transactions and stayed hotel room nights not only have an impact on our net revenue trends, but these metrics also provide insight to changes in overall travel demand, both industry-wide and specific to our websites. Air gross bookings include only standalone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2014	2013	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Gross bookings:
Domestic	$9,993,989	$9,086,018	$907,971	10%	$9,086,018	$8,948,277	$137,741	2%
International	2,433,798	2,352,052	81,746	3%	2,352,052	2,289,201	62,851	3%
Total gross bookings	12,427,787	11,438,070	989,717	9%	11,438,070	11,237,478	200,592	2%

Stand-alone air	7,868,781	7,516,976	351,805	5%	7,516,976	7,899,289	(382,313)	(5)%
Non-air	4,559,006	3,921,094	637,912	16%	3,921,094	3,338,189	582,905	17%
Total gross bookings	12,427,787	11,438,070	989,717	9%	11,438,070	11,237,478	200,592	2%

Net revenue:
Hotel	$349,877	$294,154	$55,723	19%	$294,154	$225,654	$68,500	30%
Air	257,154	249,698	7,456	3%	249,698	261,538	(11,840)	(5)%
Vacation package	150,075	142,522	7,553	5%	142,522	130,098	12,424	10%
Advertising and media	63,349	59,036	4,313	7%	59,036	58,065	971	2%
Other	111,552	101,593	9,959	10%	101,593	103,441	(1,848)	(2)%
Total net revenue (a)	$932,007	$847,003	$85,004	10%	$847,003	$778,796	$68,207	9%

Net revenue:
Domestic	$690,728	$617,123	$73,605	12%	$617,123	$562,091	$55,032	10%
International	241,279	229,880	11,399	5%	229,880	216,705	13,175	6%
Total net revenue (a)	$932,007	$847,003	$85,004	10%	$847,003	$778,796	$68,207	9%

Transaction and hotel room night growth/(decline):
Booked transactions	8%	(2)%
Stayed hotel room nights	17%	18%

(a)
For the years ended December 31, 2014, 2013 and 2012, $94.7 million, $98.7 million and $112.8 million of our total net revenue, respectively, was from incentive payments earned for air, car and hotel segments processed through GDSs.

Gross Bookings

The increase in domestic gross bookings for the year ended December 31, 2014 was driven by higher average booking values for air, hotels, vacation packages and car rentals and higher volume for air, hotels and car rentals. The TPN acquisition contributed approximately 9 percentage points of gross bookings growth for the year ended December 31, 2014. The increase in international gross bookings for the year ended December 31, 2014 was driven primarily by higher volume for air, hotels and vacation packages and higher average booking values for hotels, partially offset by lower average booking values for air and vacation packages.

For the year ended December 31, 2013 compared with the year ended December 31, 2012, the increase in domestic gross bookings was driven primarily by higher airfares, higher average booking values and higher volume for both hotels and vacation packages, and higher average car rental booking values, partially offset by lower air volume. The increase in international gross bookings for the year ended December 31, 2013 was driven primarily by higher airfares, higher hotel and vacation package volume, and higher average booking values for hotels, partially offset by lower air volume.

Net Revenue

Net revenue increased $85.0 million, or 10%, for the year ended December 31, 2014, as compared with the year ended December 31, 2013. Excluding the impact of foreign currency fluctuations, net revenue increased $84.7 million compared with the year ended December 31, 2013.

Hotel.  Net revenue from hotel bookings increased $55.7 million or 19% for the year ended December 31, 2014 compared with the year ended December 31, 2013. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $57.8 million compared with the prior year. Domestic hotel net revenue for the year ended December 31, 2014 increased $47.4 million as compared with the prior year. The increase was due primarily to higher volume. International hotel net revenue increased $8.3 million for the year ended December 31, 2014 as compared with the prior year. Excluding the impact of foreign currency fluctuations, international hotel net revenue increased $10.4 million. The increase was due to higher volume partially offset by lower net revenue per transaction. The TPN acquisition contributed approximately 8 percentage points to hotel net revenue growth for the year ended December 31, 2014.

Net revenue from hotel bookings increased $68.5 million, or 30%, for the year ended December 31, 2013, compared with the year ended December 31, 2012. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $71.1 million compared with the year ended December 31, 2012. Domestic hotel net revenue for the year ended December 31, 2013 increased $54.5 million as compared with the prior year. The increase was due primarily to higher volume and to a lesser extent, higher net revenue per transaction. International hotel net revenue increased $14.0 million for the year ended December 31, 2013 as compared with the prior year. Excluding the impact of foreign currency fluctuations, international hotel net revenue increased $16.6 million. The increase was due primarily to higher volume.

Air.  Net revenue from air bookings increased $7.5 million, or 3%, for the year ended December 31, 2014, as compared with the year ended December 31, 2013. Excluding the impact of foreign currency fluctuations, net revenue from air bookings increased $5.8 million for the year ended December 31, 2014, as compared with the prior year. Domestic air net revenue increased $6.5 million for the year ended December 31, 2014, as compared with the prior year. The increase was due to higher volume, and to a lesser degree, net revenue per transaction. International air net revenue increased by $1.0 million for the year ended December 31, 2014, as compared with the prior year. Excluding the impact of foreign currency fluctuations, international air net revenue decreased $0.7 million. The increase in reported net revenue was due to higher net revenue per transaction and higher volume. The TPN acquisition contributed approximately 9 percentage points to year-over-year standalone air net revenue growth for the year ended December 31, 2014.

Net revenue from air bookings decreased $11.8 million, or 5%, for the year ended December 31, 2013, as compared with the year ended December 31, 2012. Excluding the impact of foreign currency fluctuations, net revenue from air bookings decreased $13.6 million for the year ended December 31, 2013, as compared with the prior year. Domestic air net revenue decreased $5.1 million for the year ended December 31, 2013, as compared with the prior year. The decrease was due primarily to lower transaction volume and the absence of $2.6 million in additional revenue in 2012 resulting from a reduction in an unfavorable contract liability, partially offset by higher net revenue per transaction. The lower domestic transaction volume for the year ended December 31, 2013 was driven primarily by lower OTC channel volume. International air net revenue decreased by $6.7 million for the year ended December 31, 2013, as compared with the prior year. Excluding the impact of foreign currency fluctuations, international air net revenue decreased $8.5 million. The decrease in international air net revenue was due primarily to lower transaction volume, slightly offset by higher net revenue per transaction.

Vacation package.  For the year ended December 31, 2014, net revenue from vacation package bookings increased $7.6 million, or 5%, as compared with the year ended December 31, 2013. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings increased $7.0 million for the year ended December 31, 2014, as compared with the prior year. Domestic vacation package net revenue increased $4.0 million for the year ended December 31, 2014, as compared with the prior year due primarily to higher net revenue per transaction, partially offset by a slight decrease in volume. International vacation package net revenue increased $3.6 million for the year ended December 31, 2014, as compared with the prior year. Excluding the impact of foreign currency fluctuations, international vacation package net revenue increased $3.0 million. The increase was due primarily to higher volume, partially offset by lower net revenue per transaction. The TPN acquisition contributed approximately 2 percentage points to year-over-year vacation package net revenue growth for the year ended December 31, 2014.

For the year ended December 31, 2013 net revenue from vacation package bookings increased $12.4 million, or 10%, as compared with the prior year. Excluding the impact of foreign currency fluctuations, net revenue from vacation package bookings increased $12.0 million for the year ended December 31, 2013, as compared with the prior year. Domestic vacation package net revenue increased $7.8 million for the year ended December 31, 2013 as compared with the prior year driven primarily by higher transaction volume, and to a slightly lesser degree, an increase in revenue per transaction. International vacation package net revenue increased $4.6 million for the year ended December 31, 2013, as compared with the prior year. Excluding the impact of foreign currency fluctuations, international vacation package net revenue increased $4.2 million. The increase was due to higher net revenue per transaction and higher volume.

Advertising and media.  Advertising and media net revenue increased $4.3 million, or 7%, for the year ended December 31, 2014, compared with the year ended December 31, 2013. Excluding the impact of foreign currency fluctuations, net revenue from advertising and media increased $4.4 million for the year ended December 31, 2014, as compared with the prior year. The increase of $4.3 million was due largely to an increase in pay-per-click and other performance advertising, partially offset by lower display advertising and the shutdown of the Away Network, which occurred in the first quarter of 2013.

Advertising and media net revenue increased $1.0 million, or 2%, on both a reported and constant currency basis for the year ended December 31, 2013, compared with the year ended December 31, 2012. The increase of $1.0 million was driven by $4.6 million of higher display advertising, largely offset by a $3.6 million decrease due to the shutdown of the Away Network.

Other.  Other net revenue is composed primarily of net revenue from travel insurance, car bookings, cruise bookings, and attraction and services bookings. Other net revenue increased $10.0 million, or 10%, for the year ended December 31, 2014, compared with the year ended December 31, 2013. Excluding the impact of foreign currency fluctuations, other net revenue increased $9.7 million. The increase was due largely to higher car rental net revenue, and to a lesser extent, higher travel insurance and attractions and services net revenue. The TPN acquisition contributed approximately 5 percentage points to year-over-year other net revenue growth for the year ended December 31, 2014.

Other net revenue decreased $1.8 million, or 2%, for the year ended December 31, 2013, compared with the year ended December 31, 2012. Excluding the impact of foreign currency fluctuations, other net revenue decreased $2.3 million. The decrease was largely driven by lower attractions and services revenue and to a lesser extent, lower cruise revenue.

Costs and Expenses

Cost of Revenue

Our cost of revenue is composed of costs to operate our customer service call centers, credit card and other payment processing fees and other costs, which include customer refunds, fraud and other charge-backs, hosting costs and connectivity and other processing costs.

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2014	2013	$	%	2013	2012	$	%
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$74,290	$58,324	$15,966	27%	$58,324	$58,316	$8	—%
Credit card processing fees	68,277	61,421	6,856	11%	61,421	47,946	13,475	28%
Other	37,207	34,658	2,549	7%	34,658	41,578	(6,920)	(17)%
Total cost of revenue	$179,774	$154,403	$25,371	16%	$154,403	$147,840	$6,563	4%

Cost of revenue increased $25.4 million (a $25.2 million increase excluding the impact of foreign currency fluctuations), including an increase of $25.2 million related to TPN, for the year ended December 31, 2014, compared with the year ended December 31, 2013. This was driven by a $16.0 million increase in customer service costs related to the TPN acquisition, a $6.9 million increase in credit card processing fees reflecting higher merchant volume, and a $5.3 million increase in customer refunds and fraud, partially offset by lower connectivity and processing costs of $1.5 million and lower ticketing costs of $0.4 million.

Cost of revenue increased $6.6 million on both a reported and constant currency basis for the year ended December 31, 2013 compared with the year ended December 31, 2012. The increase in cost of revenue was due primarily to a $13.5 million increase in credit card processing fees driven by higher global hotel volume, partially offset by lower customer refunds and fraud expense of $4.8 million due to efficiencies at the Company’s customer service call centers and lower connectivity and processing costs of $2.3 million.

Selling, General and Administrative

Our selling, general and administrative expense is composed of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include professional fees, foreign currency transaction and hedging expense and other administrative costs.

	Years Ended December 31,		Increase/ (Decrease)		Years Ended December 31,		Increase/ (Decrease)
	2014	2013	$	%	2013	2012	$	%
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$166,404	$168,709	$(2,305)	(1)%	$168,709	$142,531	$26,178	18%
Contract labor (a)	22,398	21,586	812	4%	21,586	26,329	(4,743)	(18)%
Network communications, systems maintenance and equipment	28,331	27,283	1,048	4%	27,283	28,619	(1,336)	(5)%
Other	61,069	62,840	(1,771)	(3)%	62,840	62,774	66	—%
Total selling, general, and administrative	$278,202	$280,418	$(2,216)	(1)%	$280,418	$260,253	$20,165	8%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense decreased $2.2 million (a $2.1 million decrease excluding the impact of foreign currency fluctuations), including an increase of $15.0 million related to TPN, for the year ended December 31, 2014, compared with the year ended December 31, 2013. This decrease was driven primarily by a $7.0 million decrease in professional fees due primarily to litigation related expenses and a $2.3 million decrease in wages and benefits, partially offset by a $2.5 million increase in the fair value of the tax sharing liability attributable to a change in the expected tax rate (see Note 8 -Tax Sharing of the Notes to Consolidated Financial Statements), higher travel costs of $1.6 million, and higher network communications, systems maintenance and equipment costs of $1.0 million and increases in foreign currency expense and facilities expense. Wages and benefits decreased due largely to lower incentive-based compensation of $6.4 million, lower severance expense of $2.0 million, higher capitalized wages and benefits of $2.8 million and lower taxes and commissions. These amounts were partially offset by higher salary and wages of $9.6 million, primarily due to TPN, and other employee benefits.

Selling, general and administrative expense increased $20.2 million (a $21.1 million increase excluding the impact of foreign currency fluctuations) for the year ended December 31, 2013, compared with the year ended December 31, 2012. The increase in expense was primarily driven by a $26.2 million increase in wages and benefits and the absence of an insurance reimbursement of $5.0 million received in 2012 for costs previously incurred to defend our hotel tax cases. The increase in selling, general, and administrative expense was partially offset by a $4.7 million decrease in contract labor costs, a $2.2 million decrease in legal fees, a $1.5 million decrease in employee travel expense, a $1.3 million decrease in network communications costs, and a decrease in other professional fees. Wages and benefits increased due largely to higher incentive-based compensation of $17.8 million, higher stock-based compensation of $3.7 million and lower capitalized wages and benefits of $3.5 million. In addition, lower wages of $6.2 million were largely offset by higher payroll taxes of $2.4 million, higher severance of $2.3 million and higher sales commissions of $1.1 million.

Marketing

Our marketing expense is primarily composed of online marketing costs, such as search engine marketing and travel research; offline marketing costs, such as television, radio and print advertising; and commissions to affiliates, including distribution partners. Our online marketing spending is significantly greater than our offline marketing spending.

Marketing expense increased $42.0 million, or 14%, including an increase of $17.3 million related to TPN, for the year ended December 31, 2014, compared with the year ended December 31, 2013. Excluding the impact of foreign currency fluctuations, marketing expense increased $42.1 million for the year ended December 31, 2014, compared with the year ended December 31, 2013. The increase in marketing expense was due largely to the TPN acquisition, the growth of our private label distribution channel and higher online marketing spend at our consumer sites.

Marketing expense increased $39.5 million (a $39.9 million increase excluding the impact of foreign currency fluctuations) for the year ended December 31, 2013, compared with the year ended December 31, 2012, due largely to the growth of our private label distribution channel which increased affiliate commissions by $23.5 million and increased search engine and other online marketing of $32.7 million, partially offset by lower offline marketing spend of $16.7 million.

Depreciation and Amortization

Depreciation and amortization expense increased $2.4 million (a $2.5 million increase excluding the impact of foreign currency fluctuations), driven primarily by $2.2 million related to TPN, for the year ended December 31, 2014, compared with the year ended December 31, 2013.

Depreciation and amortization expense decreased $1.9 million (a $1.8 million decrease excluding the impact of foreign currency fluctuations) for the year ended December 31, 2013, compared with the year ended December 31, 2012. The decrease in depreciation and amortization expense was due primarily to certain fixed and other assets that were written off in 2012 and in the first quarter of 2013 (see “Impairment” discussion below).

Impairment

As of December 31, 2014 and December 31, 2013, we performed our annual impairment test for goodwill and intangible assets and determined that no impairment existed as of those dates.

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

Net Interest Expense

Net interest expense decreased $8.6 million for the year ended December 31, 2014, compared with the year ended December 31, 2013. The decrease in net interest expense was due to lower letter of credit fees of $3.0 million, lower interest on the term loan of $2.6 million as a result of the amendments to the credit agreement, a decrease in amortization expense for deferred financing costs of $1.7 million, a decrease in non-cash interest expense related to the tax sharing liability of $0.8 million and a decrease in costs related to interest rate swaps. For the year ended December 31, 2014, the weighted average interest rate of the term loan was 57 basis points lower than the same period in 2013 and the average principal balance of the debt outstanding was approximately $1.6 million higher, compared with the same period in 2013.

Net interest expense increased $7.2 million for the year ended December 31, 2013, compared with the year ended December 31, 2012. The increase in net interest expense was due primarily to higher interest rates as a result of the refinancing of our debt that was completed in March 2013 and again in May 2013. Interest expense under our debt agreements increased by $9.4 million largely due to the higher interest rates. The increase in net interest expense was also driven by higher amortization expense for deferred financing costs of $2.2 million and the mark-to-market effect of derivative interest rate contracts of $0.9 million. These increases were partially offset by lower letter of credit fees of $3.7 million and lower non-cash interest expense related to the tax sharing liability of $1.7 million.

See Note 7 - Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements.

Other Income/(Expense)

Other income/(expense) decreased $15.9 million for the year ended December 31, 2014, compared with the year ended December 31, 2013. The decrease in other expense was due to a $2.2 million charge during the year ended December 31, 2014 reflecting the refinancing costs related to the credit agreement, as amended, and the write-off of deferred financing fees, compared with an $18.1 million write-off of deferred financing fees during the year ended December 31, 2013 (See Note 7 - Term Loan and Revolving Credit Facility in the Notes to Consolidated Financial Statements).

Other income/(expense) increased $18.1 million for the year ended December 31, 2013, compared with the year ended December 31, 2012. Due to a favorable interest rate environment and the Company’s performance in the first quarter of 2013, on May 24, 2013 we refinanced the term loan portion of our debt at substantially lower rates than those in the agreement signed on March 25, 2013. The $18.1 million charge reflects the write-off of deferred financing costs related to the March 25, 2013 refinancing and prepayment penalties incurred when the term loans were refinanced on May 24, 2013.

Provision for Income Taxes

We recorded a tax provision of $27.3 million for the year ended December 31, 2014, a tax benefit of $165.0 million for the year ended December 31, 2013, and a tax provision of $3.2 million for the year ended December 31, 2012. The tax provision for the year ended December 31, 2014 was primarily deferred taxes on income from our U.S. operations and certain foreign subsidiaries where we have not established a valuation allowance. The 2014 tax provision was disproportionate to pre-tax book income due to the valuation allowances which still remain with respect to the majority of our non-US operations.

The tax benefit for the year ended December 31, 2013 was due primarily to a release of $174.4 million in valuation allowances related to our U.S. federal deferred tax assets and therefore the book benefit was disproportionate to the amount of pretax book income.

The tax provision for the year ended December 31, 2012 was due primarily to taxes on the income of certain European-based subsidiaries and U.S. state and local income taxes. The tax provision recorded for the year ended December 31, 2012 was disproportionate to the amount of pre-tax net loss incurred primarily because we were not able to recognize any tax benefits on the goodwill and trademark and trade names impairment charges. The provision for income taxes only includes the tax effect of the net income or net loss of certain foreign subsidiaries that had not established a valuation allowance and U.S. state and local income taxes.

As of December 31, 2014, the valuation allowance for our deferred tax assets was $109.2 million, of which $107.3 million related to foreign jurisdictions. We will continue to assess the level of the valuation allowance required and if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release may have a material impact on our results of operations.

Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book leisure travel rather than business travel. Gross bookings for leisure travel are generally highest in the first half of the year as customers plan and book their spring and summer vacations. Cash is received upon booking for the majority of transactions on our website, and net revenue for non-air transactions is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third quarters. Fluctuations in the travel products our suppliers make available to us for booking the growth of our international operations or a change in our product mix may also affect our seasonality.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, our cash and cash equivalents and availability under the Amended Credit Agreement, which includes an $80.0 million revolving credit facility (the “Revolver”) through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit (See Note 7 - Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements). At December 31, 2014, our cash and cash equivalents amounted to $188.5 million. At December 31, 2014, there were no outstanding borrowings or letters of credit issued under the Revolver. Letters of credit that are issued under the Revolver would reduce the amount available for borrowings. Total available liquidity from cash and cash equivalents and the Revolver was $268.5 million at December 31, 2014.

We require letters of credit and similar instruments to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations. At December 31, 2014 and December 31, 2013, we had $101.3 million and $112.9 million, respectively, of outstanding letters of credit and similar instruments. In addition, we may continue to be required to provide financial security or pay deposits to municipalities in order to challenge assessments in court for hotel tax proceedings, which could negatively affect our cash flow and liquidity. For further details on our letters of credit, see Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

As of December 31, 2014 we had a working capital deficit of $258.0 million compared with a deficit of $314.7 million as of December 31, 2013, a decrease of $56.7 million. The decreased deficit in the year ended December 31, 2014, as compared with December 31, 2013, was due largely to growth in the business, the timing of cash receipts and payments, decreased restricted cash of $21.0 million, all partially offset by an increase in the current portion of the term loan of $12.4 million and the $10.0 million payment made in 2014 to acquire certain TPN assets.

We generated positive cash flow from operations for each of the years ended December 31, 2010 through December 31, 2014 despite experiencing net losses in most of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures, cash collateralize letters of credit and meet our other cash operating needs. For the year ending December 31, 2015, we expect our capital expenditures to be between $57 million and $63 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock.

With respect to both our short- and long-term liquidity needs, we currently believe that cash flow generated from operations, cash on hand, and borrowing availability under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations. See Note 7 - Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements. See Part I Item 1A. Risk Factors: “Our business has significant liquidity requirements” for a discussion of certain events that could have a negative impact on our liquidity. We may be required to, or choose to, provide financial security or pay deposits to municipalities in order to challenge assessments in court for hotel tax proceedings, which could negatively affect our cash flow and liquidity.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning cash and cash equivalents	$117,385	$130,262	$136,171
Cash provided by/(used in):
Operating activities	149,499	153,243	107,059
Investing activities	(43,787)	(133,267)	(63,838)
Financing activities	(23,369)	(34,959)	(50,001)
Effect of changes in exchange rates on cash and cash equivalents	(11,246)	2,106	871
Net increase/ (decrease) in cash and cash equivalents	71,097	(12,877)	(5,909)
Ending cash and cash equivalents	$188,482	$117,385	$130,262

Operating Activities

Cash provided by operating activities consists of our net income or loss, adjusted for non-cash items such as depreciation, amortization, changes in unrealized gains and losses, impairment of intangible assets and stock-based compensation, and changes in various working capital accounts, principally accounts receivable, deferred income, accrued merchant payables, accounts payable and accrued expenses.

We generated cash flow from operations of $149.5 million for the year ended December 31, 2014, compared with $153.2 million for the year ended December 31, 2013. Cash flow from operations for the year ended December 31, 2014 was affected by higher pretax income of $44.5 million, which was more than offset by the effects of changes in working capital accounts, the effect of foreign exchange contracts and exchange rates on other assets and liabilities.

We generated cash flow from operations of $153.2 million for the year ended December 31, 2013, compared with $107.1 million for the year ended December 31, 2012. The increase in cash flow from operations was largely due to increased merchant payables of $38.7 million as a result of the growth in global merchant hotel transactions and an increase in accounts payable, accrued expenses and other current liabilities of $25.8 million, partially offset by the majority of the $18.1 million deferred financing fees paid and expensed in 2013 related to the refinancing of the term loan.

Investing Activities

Cash flow used in investing activities was $43.8 million for the year ended December 31, 2014, a decrease of $89.5 million from $133.3 million for the year ended December 31, 2013. This change from the prior year was due primarily to a lower use related to restricted cash of $111.3 million in the year ended December 31, 2014, as compared with the prior year period, partially offset by the acquisition of certain assets of TPN for $10.0 million and higher capital spending of $11.8 million. The impact related to restricted cash was due largely to the one-time impact in 2013 of increases in restricted cash to replace letters of credit previously issued by Travelport.

Cash flow used in investing activities increased to $133.3 million for the year ended December 31, 2013 from $63.8 million for the year ended December 31, 2012. This increase from the prior year was due to an increase in restricted cash balances of $94.0 million in the year ended December 31, 2013, partially offset by lower capital spending of $7.7 million, as compared with the prior year. The increase in restricted cash was due largely to increases in restricted cash to collateralize letters of credit and similar instruments primarily to replace letters of credit previously issued by Travelport and under the 2007 Revolver. These letters of credit are used to support certain supplier and commercial agreements, fulfill lease obligations and comply with non-U.S. regulatory and governmental regulations.

Financing Activities

Cash flow used in financing activities decreased to $23.4 million for the year ended December 31, 2014 from $35.0 million for the year ended December 31, 2013. This decrease was due primarily to lower tax sharing liability payments of $2.4 million and lower net repayments on our term loans of $16.9 million in the year ended December 31, 2014 compared with the prior year. Specifically, in 2014, we had a net cash outflow of $2.2 million in connection with the refinancing of the term loan under our 2007 Credit Agreement (see Note 7 - Term Loans and Revolving Credit Facility of the Notes to Consolidated Financial Statements) and scheduled principal payments pursuant to the senior secured credit agreement compared with $19.1 million in 2013. In addition, we had a $6.9 million decrease in proceeds received from the exercise of stock options 2014, as compared with the prior year.

Cash flow used in financing activities decreased to $35.0 million for the year ended December 31, 2013, from $50.0 million for the year ended December 31, 2012. This decrease was due primarily to lower net repayments on our term loans in the year ended December 31, 2013 compared with the previous year. Specifically, during the year ended December 31, 2013, we had a net cash outflow of $19.1 million for net principal reductions in connection with the refinancing of the term loan borrowings under our 2007 Credit Agreement, excess cash flow payment and scheduled maturity payments of the senior secured credit agreement, while during the year ended December 31, 2012, we had a $32.2 million excess cash flow payment on our term loan. In addition, we had a $3.0 million increase in net proceeds related to the exercise of employee stock options and employee tax withholdings for equity based awards in the year ended December 31, 2013, as compared with the prior year.

Financing Arrangements

On April 15, 2014, we entered into an amendment (the “Second Amendment”) to the $515.0 million senior secured credit agreement entered into on March 25, 2013, as refinanced and amended on May 24, 2013 (the “Credit Agreement”), composed of a 7-year, $450.0 million term loan maturing April 15, 2021 (the “Term Loan”) and a 5-year $80.0 million revolving credit facility maturing April 15, 2019 (the “Revolver”). The proceeds of the Term Loan were used to repay approximately $439.9 million of term loans outstanding under the Credit Agreement, pay certain fees and expenses incurred with the Second Amendment and for general corporate purposes. The term loans under the Credit Agreement, which were repaid, had original principal amounts of $100.0 million maturing September 25, 2017 and $350.0 million maturing March 25, 2019.

Following the Second Amendment, the $530.0 million senior secured credit facility (the “Amended Credit Agreement”) consists of the Term Loan and the Revolver. Among other things, the Second Amendment reduced the financial maintenance covenants, increased certain baskets, and added certain exceptions under certain negative covenants in the Credit Agreement.

The Term Loans and the Revolver bear interest at a variable rate, at our option, of the Eurocurrency Rate or the Base Rate, plus a margin. The Amended Credit Agreement requires us not to exceed a maximum first lien leverage ratio of 5.00 to 1, as defined in the Amended Credit Agreement. As of December 31, 2014, we were in compliance with the financial covenant and other conditions of the Amended Credit Agreement and expect to be in compliance for the foreseeable future.

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

The Term Loan is payable in quarterly installments of $1.125 million, beginning September 30, 2014, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loan: (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain leverage ratios) of the prior year’s excess cash flow, as defined in the Credit Agreement; (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights; and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Amended Credit Agreement. The first excess cash flow payment is due in the first quarter of 2015 for the period from January 1, 2014 to December 31, 2014. Based on our financial results for the year ended December 31, 2014, we will be required to make a $25.9 million prepayment. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan principal payments. As a result, we will not be required to make any scheduled principal payments on the Term Loan until 2020. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2015 is not reasonably estimable as of December 31, 2014.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Term Loan (a)	$25,871	$—	$—	$—	$—	$421,879	$447,750
Interest (b)	17,922	19,190	19,248	19,248	19,248	24,822	119,678
Operating leases	5,787	5,071	4,958	4,804	4,033	9,395	34,048
GDS contracts (c)	15,000	16,120	12,370	16,120	1,120	—	60,730
Tax sharing liability (d)	18,224	27,355	39,873	10,719	—	—	96,171
Other service and licensing contracts	7,141	5,134	—	—	—	—	12,275
Total contractual obligations (e)	$89,945	$72,870	$76,449	$50,891	$24,401	$456,096	$770,652

(a)
The amounts shown in the table above represent future payments under the Term Loan (see Note 7 - Term Loan and Revolving Credit Facility of the Notes to Consolidated Financial Statements). However, the timing of the future payments shown in the table above could change as we are required to make an annual prepayment on the Term Loan in the first quarter of each fiscal year in an amount up to 50% of the prior year’s excess cash flow, as defined in the Credit Agreement. Based on our cash flow for the year ended December 31, 2014, we are required to make a prepayment on the Term Loan of $25.9 million in the first quarter of 2015. The potential amount of prepayments from excess cash flow that will be required beyond the first quarter of 2015 is not reasonably estimable as of December 31, 2014. As a result, the table above excludes prepayments that could be required from excess cash flow beyond the first quarter of 2015.

(b)	Represents estimated interest payments on the variable portion of the Term Loan based on the one-month LIBOR as of December 31, 2014 and fixed interest payments under interest rate swaps.

(c)
In February 2014, the Company entered into an agreement with Travelport for the provision of GDS services (“New Travelport GDS Service Agreement”), replacing our prior Travelport GDS service agreement (“Travelport GDS Service Agreement”). Under the New Travelport GDS Service Agreement, Orbitz was subject to certain exclusivity obligations for segments booked during 2014 in certain markets as defined in the agreement. However, beginning January 1, 2015, the Company is no longer subject to exclusivity obligations. Under the New Travelport GDS Service Agreement beginning in 2015, we are obligated to provide certain levels of volume over the contract period and may be subject to pay shortfall payments in certain cases if we fail to meet volume commitments. The agreement terminates on December 31, 2018.

In February 2014, the Company entered into an agreement with Amadeus to provide GDS services. This contract requires the Company to meet certain minimum annual booking requirements beginning in 2016 through the end of the contract at December 31, 2019.

(d)	Represents payments in connection with the tax sharing agreement with the Founding Airlines (see Note 8 - Tax Sharing Liability of the Notes to Consolidated Financial Statements).

(e)	Excluded from the above table are $3.3 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

Other Commercial Commitments and Off-Balance Sheet Arrangements

In the ordinary course of business, we obtain surety bonds and bank guarantees, issued for the benefit of third parties, to secure performance of certain of our obligations (see Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements).

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

Revenue Recognition

Merchant revenues are from transactions where we are the merchant of record and have the ability to determine the price charged to the customer. We have agreements with suppliers that provide our customers the ability to book their supply (for example, air tickets or hotel rooms) that we sell through our sites. We present merchant revenues on a net basis in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition - Principal Agent Considerations. Based upon evaluation of our merchant transactions and in accordance with the various indicators identified in the ASC, we concluded that our suppliers assume the majority of the business risks, including the risk of unsold air tickets or hotel rooms. As such, we recognize revenues for merchant transactions at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier.

We accrue for the cost of merchant hotel and merchant car transactions based on amounts we expect to be invoiced by suppliers. Based on our historical experience and contract terms, we reverse a portion of the accrued cost, which increases net revenue, when we determine it is not probable that we will be required to pay the supplier. Actual amounts could be greater or less than the amounts estimated due to changes in supplier billing practices or changes in traveler behavior.

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

Our trademarks and trade names are indefinite-lived intangible assets. We test these assets for impairment by comparing their carrying values to their estimated fair values. If the estimated fair values are less than the carrying amounts of the intangible assets, then the carrying values are reduced to fair value through an impairment charge recorded in our Consolidated Statements of Operations. We use an income valuation approach to estimate fair values of the relevant trademarks and trade names.

Our testing for impairment involves estimates of our future cash flows, which requires us to assess current and projected market conditions as well as operating performance. Our estimates may differ from actual cash flows due to changes in our operating performance, capital structure or capital expenditure needs as well as changes to general economic and travel industry conditions. We must also make estimates and judgments in the selection of a discount rate that reflects the risk inherent in those future cash flows. The impairment analysis may also require certain assumptions about other businesses with limited financial histories. A variation of the assumptions used could lead to a different conclusion regarding the fair value of an asset and could have a significant effect on our consolidated financial statements. We use the income approach to estimate the fair value of all reporting units and use the market approach to corroborate this estimate. Pursuant to our policy, we performed the annual impairment test as of December 31, 2014 and determined that no impairment of goodwill or indefinite-lived intangible assets existed as of that date as the fair value of the reporting units and the indefinite-lived intangible assets exceeded the carrying values.

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

Income Taxes

Our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the combined federal and state effective tax rates that are applicable to us in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Increases to the valuation allowance are recorded as increases to the provision for income taxes. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income, as well as the consideration of other factors. We currently have a valuation allowance for our deferred tax assets of $109.2 million, of which $107.3 million relates to foreign jurisdictions. On a quarterly basis, we assess the level of valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release may have a material impact on our results of operations.

Tax Sharing Liability

We have a liability included in our Consolidated Balance Sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines (see Note 8 - Tax Sharing Liability of the Notes to Consolidated Financial Statements for further details). We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in the amount of payments and tax rates that could materially affect the present value of the tax sharing liability.

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

Transaction Exposure

We use foreign currency contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables, payables and intercompany transactions. We primarily hedge our foreign currency exposure to the Pound sterling, Euro, Swiss franc and Australian dollar. We do not engage in trading, market making or speculative activities in the derivatives markets. The foreign currency contracts utilized by us do not qualify for hedge accounting treatment and, as a result, any fluctuations in the value of these foreign currency contracts are recognized in Selling, general and administrative expense in our Consolidated Statements of Operations as incurred. The fluctuations in the value of these foreign currency contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. At December 31, 2014 and 2013, we had foreign currency contracts with net notional values equivalent to $190.3 million and $282.7 million, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our Consolidated Balance Sheets at December 31, 2014 and 2013 was a net translation gain of $9.7 million and $3.0 million, respectively. This gain is recognized as an adjustment to shareholders’ equity through Accumulated other comprehensive income.

Interest Rate Risk

The Term Loan and the Revolver bear interest at a variable rate based on LIBOR or an alternative base rate. We limit interest rate risk associated with the Term Loan using interest rate swaps with a combined notional amount of $200.0 million at December 31, 2014 to hedge fluctuations in LIBOR (see Note 12 - Derivative Financial Instruments of the Notes to Consolidated Financial Statements). We do not engage in trading, market making or speculative activities in the derivatives markets.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used December 31, 2014 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $4.9 million at December 31, 2014 compared with $7.5 million at December 31, 2013. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous.

The effect of a hypothetical 10% adverse change in market rates of interest on interest expense would be $0 at both December 31, 2014 and December 31, 2013, which represents the effect on annual interest expense related to the unhedged portion of the Term Loan. The hedged portion of the Term Loan is not materially affected by changes in market rates of interest as it has effectively been converted to a fixed interest rate through interest rate swaps. Although our Term Loan bears interest at variable rate plus a margin at December 31, 2014, the current variable rate based on LIBOR is below the minimum rate that would be required to alter the rate under the Credit Agreement.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Orbitz Worldwide, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Orbitz Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/ (loss), shareholders’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orbitz Worldwide, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 9, 2015

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Net revenue	$932,007	$847,003	$778,796
Cost and expenses:
Cost of revenue	179,774	154,403	147,840
Selling, general and administrative	278,202	280,418	260,253
Marketing	334,472	292,470	252,993
Depreciation and amortization	57,549	55,110	57,046
Impairment of goodwill and intangible assets	—	—	321,172
Impairment of property and equipment and other assets	—	2,636	1,417
Total operating expenses	849,997	785,037	1,040,721
Operating income/(loss)	82,010	61,966	(261,925)
Other expense:
Net interest expense	(35,212)	(43,786)	(36,599)
Other expense	(2,237)	(18,100)	(41)
Total other expense	(37,449)	(61,886)	(36,640)
Income/(loss) before income taxes	44,561	80	(298,565)
Provision/(benefit) for income taxes	27,281	(165,005)	3,173
Net income/(loss)	$17,280	$165,085	$(301,738)

Net income/(loss) per share - basic:
Net income/(loss) per share	$0.16	$1.53	$(2.86)
Weighted-average shares outstanding	110,537,992	107,952,327	105,582,736

Net income/(loss) per share - diluted:
Net income/(loss) per share	$0.15	$1.46	$(2.86)
Weighted-average shares outstanding	114,344,440	113,072,679	105,582,736

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income/(loss)	$17,280	$165,085	$(301,738)
Other comprehensive income/(loss):
Currency translation adjustment	6,650	7,802	(7,147)
Unrealized gain/(loss) on floating to fixed interest rate swaps (net of tax of $0, $2,558, and $0)	—	(2,282)	311
Other comprehensive income/(loss)	6,650	5,520	(6,836)
Comprehensive income/(loss)	$23,930	$170,605	$(308,574)

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$188,482	$117,385
Accounts receivable (net of allowance for doubtful accounts of $1,541 and $1,186, respectively)	117,440	82,599
Prepaid expenses	10,039	17,113
Due from Travelport, net	15,511	12,343
Other current assets	17,560	13,862
Total current assets	349,032	243,302
Property and equipment (net of accumulated depreciation of $302,031 and $334,720)	111,832	116,145
Goodwill	351,098	345,388
Trademarks and trade names	89,890	90,398
Other intangible assets, net	1,300	89
Deferred income taxes, non-current	135,807	160,637
Restricted cash	97,810	118,761
Other non-current assets	39,200	32,966
Total Assets	$1,175,969	$1,107,686
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,954	$16,432
Accrued merchant payable	366,062	337,308
Accrued expenses	158,754	145,778
Deferred income	40,816	40,616
Term loan, current	25,871	13,500
Other current liabilities	1,544	4,324
Total current liabilities	607,001	557,958
Term loan, non-current	421,879	429,750
Tax sharing liability	61,289	61,518
Other non-current liabilities	14,702	16,738
Total Liabilities	1,104,871	1,065,964
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 110,758,513 and 108,397,627 shares issued, respectively	1,107	1,084
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,060,636	1,055,213
Accumulated deficit	(1,000,259)	(1,017,539)
Accumulated other comprehensive income	9,666	3,016
Total Shareholders’ Equity	71,098	41,722
Total Liabilities and Shareholders’ Equity	$1,175,969	$1,107,686

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income/(loss)	$17,280	$165,085	$(301,738)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	57,549	55,110	57,046
Impairment of goodwill and intangible assets	—	—	321,172
Impairment of property and equipment and other assets	—	2,636	1,417
Amortization of unfavorable contract liability	(325)	(3,580)	(6,717)
Non-cash net interest expense	11,193	14,959	13,251
Deferred income taxes	25,234	(167,479)	869
Stock compensation	12,196	12,913	7,566
Changes in assets and liabilities:
Accounts receivable	(38,588)	(7,906)	(12,549)
Due from Travelport, net	(3,285)	(6,735)	(1,624)
Accounts payable, accrued expenses and other current liabilities	16,489	20,209	(5,549)
Accrued merchant payable	34,636	66,814	28,065
Deferred income	1,238	5,130	8,429
Other	15,882	(3,913)	(2,579)
Net cash provided by operating activities	149,499	153,243	107,059
Investing activities:
Property and equipment additions	(51,131)	(39,302)	(47,026)
Acquisitions, net of cash acquired	(10,000)	—	—
Changes in restricted cash	17,344	(93,965)	(16,812)
Net cash used in investing activities	(43,787)	(133,267)	(63,838)
Financing activities:
Payments on and retirement of term loans	(445,500)	(896,780)	(32,183)
Issuance of long-term debt, net of issuance costs	443,256	877,718	—
Employee tax withholdings related to net share settlements of equity-based awards	(7,217)	(6,472)	(2,179)
Proceeds from exercise of employee stock options	467	7,340	—
Payments on tax sharing liability	(14,375)	(16,765)	(15,408)
Payments on note payable	—	—	(231)
Net cash used in financing activities	(23,369)	(34,959)	(50,001)
Effects of changes in exchange rates on cash and cash equivalents	(11,246)	2,106	871
Net increase/(decrease) in cash and cash equivalents	71,097	(12,877)	(5,909)
Cash and cash equivalents at beginning of year	117,385	130,262	136,171
Cash and cash equivalents at end of year	$188,482	$117,385	$130,262

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Income tax payments, net	$3,231	$1,454	$1,170
Cash interest payments	$24,394	$29,402	$26,635
Non-cash investing activity:
Capital expenditures incurred not yet paid	$3,281	$3,786	$2,309

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except share data)

							Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Interest Rate Swaps	Foreign Currency Translation	Total Shareholders’ Equity/ (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	103,814,769	$1,038	(25,237)	$(52)	$1,036,093	$(880,886)	$1,971	$2,361	$160,525
Net loss	—	—	—	—	—	(301,738)	—	—	(301,738)
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	5,386	—	—	—	5,386
Common shares issued upon vesting of restricted stock units	1,304,275	13	—	—	(13)	—	—	—	—
Other comprehensive income/ (loss)	—	—	—	—	—	—	311	(7,147)	(6,836)
Balance at December 31, 2012	105,119,044	1,051	(25,237)	(52)	1,041,466	(1,182,624)	2,282	(4,786)	(142,663)
Net income	—	—	—	—	—	165,085	—	—	165,085
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	6,440	—	—	—	6,440
Common shares issued upon vesting of restricted stock units	1,517,989	15	—	—	(15)	—	—	—	—
Common shares issued upon lapse of restrictions on deferred stock units	314,865	4	—	—	(4)	—	—	—	—
Common shares issued upon exercise of stock options	1,445,729	14	—	—	7,326	—	—	—	7,340
Other comprehensive income/(loss)	—	—	—	—	—	—	(2,282)	7,802	5,520
Balance at December 31, 2013	108,397,627	$1,084	(25,237)	(52)	1,055,213	(1,017,539)	—	3,016	41,722
Net income	—	—	—	—	—	17,280	—	—	17,280
Amortization of equity-based compensation awards granted to employees, net of shares withheld to satisfy employee tax withholding obligations upon vesting	—	—	—	—	4,979	—	—	—	4,979
Common shares issued upon vesting of restricted stock units	1,721,681	17	—	—	(17)	—	—	—	—
Common shares issued upon lapse of restrictions on deferred stock units	550,320	5	—	—	(5)	—	—	—	—
Common shares issued upon exercise of stock options	88,885	1	—	—	466	—	—	—	467
Other comprehensive income	—	—	—	—	—	—	—	6,650	6,650
Balance at December 31, 2014	110,758,513	$1,107	(25,237)	$(52)	$1,060,636	$(1,000,259)	$—	$9,666	$71,098

See Notes to Consolidated Financial Statements

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Description of the Business

Orbitz, Inc. was established in early 2000 by American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (the “Founding Airlines”). In November 2004, Orbitz was acquired by Cendant Corporation (“Cendant”), whose online travel distribution businesses included the HotelClub and RatesToGo brands (collectively referred to as “HotelClub”) and the CheapTickets brand. In February 2005, Cendant acquired ebookers Limited, an international online travel brand which currently has operations in 8 countries throughout Europe (“ebookers”).

On August 23, 2006, Travelport Limited (“Travelport”), which consisted of Cendant’s travel distribution services businesses, including the businesses that currently comprise Orbitz Worldwide, Inc., was acquired by affiliates of The Blackstone Group and Technology Crossover Ventures.

Orbitz Worldwide, Inc. was incorporated in Delaware on June 18, 2007 and was formed to be the parent company of the business-to-consumer travel businesses of Travelport, including Orbitz.com, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses. We are the registrant as a result of the completion of the initial public offering (the “IPO”) of 34.4 million shares of our common stock on July 25, 2007. On April 15, 2013, following the completion of the Travelport refinancing plan, Orbitz Worldwide, Inc. is no longer a “controlled company” as defined in Section 303A of the New York Stock Exchange listing rules. In the second quarter and early third quarter of 2014, Travelport sold approximately 47.7 million shares, and after its secondary stock offering on July 22, 2014, is no longer considered a related party. At December 31, 2014 and 2013, Travelport and the investment funds that indirectly owned Travelport, beneficially owned approximately 1% and 48% of our outstanding common stock, respectively.

We are a global online travel company (“OTC”) that uses innovative technology to enable leisure and business travelers to research, plan and book a broad range of travel products and services including hotels, flights, vacation packages, car rentals, cruises, rail tickets, travel insurance, destination services and event tickets. We provide our customers an easy-to-use booking experience across a wide variety of devices. Our global brand portfolio includes Orbitz.com and CheapTickets in the United States; ebookers in Europe; and HotelClub, which focuses on the Asia Pacific region. We also own and operate Orbitz for Business, which is a corporate travel management company, and the Orbitz Partner Network, which delivers private label travel solutions to a broad range of partners.

Basis of Presentation

The accompanying consolidated financial statements present the accounts of Orbitz.com, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc. These entities became wholly-owned subsidiaries of ours as part of an intercompany restructuring that was completed on July 18, 2007 in connection with the IPO. Prior to the IPO, these entities had operated as indirect, wholly-owned subsidiaries of Travelport.

As further discussed in Note 18 - “Subsequent Events”, the Company entered into an agreement on February 12, 2015, that, if consummated, would result in the Company becoming an indirect wholly-owned subsidiary of Expedia, Inc. The accompanying consolidated financial statements do not reflect any effects that would result if the agreement is consummated.

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

Under the merchant model, we generate revenue for our services based on the difference between the total amount the customer pays for the travel product and the negotiated net rate plus estimated taxes that the supplier charges us for that product. Customers generally pay us for reservations at the time of booking. Initially, we record these customer receipts as accrued merchant payables and either deferred income or net revenue, depending on the travel product. In the merchant model we do not take on credit risk with the customer since we are paid via a credit card, debit card or certain other electronic payment processors (collectively “Payment Processors”), while the cardholder’s Payment Processors collects funds from the customer. However we are subject to charge-backs and fraud risk, which we monitor closely; we have the ability to determine the price; we are not responsible for the actual delivery of the flight, hotel room or car rental; we take no inventory risk; we have no ability to determine or change the products or services delivered; and the customer chooses the supplier. Transaction related taxes are recorded net of any amounts received from customers.

Under the merchant model we receive payment for a reservation from a customer via the Payment Processors. The Payment Processors transmit payment for the reservation within one to two days of the booking date. The Payment Processors take on the risk of collecting funds from the customer. We are subject to fraud because we may be charged by the Payment Processors for fraudulent charges after we remit funds to the supplier. In other instances, the customer may be dissatisfied with some aspect of their travel and contest the charges with the Payment Processors, which could result in a charge-back.

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

We recognize net revenue under the retail model when the reservation is made, secured by a customer with a credit card and we have no further obligations to the customer. For air transactions, this is at the time of booking. For hotel transactions and car transactions, net revenue is recognized at the time of check-in or customer pick-up, respectively, net of an allowance for cancelled reservations. The timing of recognition is different for retail hotel and retail car transactions than for retail air travel because unlike air travel where the reservation is secured by a customer’s Payment Processors at booking, car rental bookings and hotel bookings are not secured by a customer’s credit card until the pick-up date and check-in date, respectively. Allowances for cancelled reservations primarily relate to cancellations that do not occur through our websites, but instead occur directly through the supplier of the travel product. The amount of the allowance is determined based on our historical experience. The majority of commissions earned under the retail model are based upon contractual agreements.

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

We utilize global distribution systems (“GDS”) services from various providers. Under our GDS service agreements, we earn revenue in the form of an incentive payment for air, car and hotel segments that are processed through a GDS. Revenue is recognized for these incentive payments at the time the travel reservation is processed through the GDS, which is generally at the time of booking.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We manage interest rate exposure by utilizing interest rate swaps to achieve a desired mix of fixed and variable rate debt. As of December 31, 2014, we have two interest rate swaps outstanding that effectively convert $200.0 million of the term loan from a variable to a fixed interest rate (see Note 12 - Derivative Financial Instruments). We pay a fixed interest rate on the notional amount and in exchange receive a variable interest rate based on the one-month LIBOR rate.

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

Allowance for Doubtful Accounts

Our accounts receivable are reflected in our Consolidated Balance Sheets net of an allowance for doubtful accounts. We provide for estimated bad debts based on our assessment of our ability to realize receivables, considering historical collection experience, the general economic environment and specific customer information. When we determine that a receivable may not be collectible, bad debt is recognized. Bad debt expense is recorded in selling, general and administrative expense in our Consolidated Statements of Operations. We recorded bad debt expense of $0.8 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively.

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

Annually, we write off the cost and accumulated depreciation of any assets that are no longer in service.

Goodwill, Trademarks and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed in the acquisition of a business. We assign goodwill to reporting units that are expected to benefit from the business combination as of the acquisition date. Goodwill is not subject to amortization.

Our indefinite-lived intangible assets include our trademarks and trade names, which are not subject to amortization. Our finite-lived intangible assets primarily include our customer and vendor relationships and are amortized over their estimated useful lives, generally 4 to 8 years, using the straight-line method. Our intangible assets relate to the acquisition of entities accounted for using the purchase method of accounting and are estimated by management based on the fair value of assets acquired.

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

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Sharing Liability

We have a liability included in our Consolidated Balance Sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. The agreement governs the allocation of tax benefits resulting from a taxable exchange that took place in connection with the Orbitz initial public offering in December 2003 (the “Orbitz IPO”). As a result of this taxable exchange, the Founding Airlines incurred a taxable gain. The taxable exchange caused Orbitz to have additional future tax deductions for depreciation and amortization due to the increased tax basis of its assets. The additional tax deductions for depreciation and amortization may reduce the amount of taxes we are required to pay in future years. For each tax period during the term of the tax sharing agreement, we are obligated to pay the Founding Airlines a significant percentage of the amount of the tax benefit realized as a result of the taxable exchange. The tax sharing agreement commenced upon consummation of the Orbitz IPO and continues until all tax benefits have been utilized.

We use discounted cash flows in calculating and recognizing the tax sharing liability. We review the calculation of the tax sharing liability on a quarterly basis and make revisions to our estimated timing of payments when appropriate. We also assess whether there are any significant changes, such as changes in the amount of payments and tax rates that could materially affect the present value of the tax sharing liability. Although the expected gross remaining payments that may be due under this agreement were $96.2 million as of December 31, 2014, the timing and amount of payments may change. Any changes in timing of payments are recognized prospectively as accretions to the tax sharing liability in our Consolidated Balance Sheets and non-cash interest expense in our Consolidated Statements of Operations. Any changes in the estimated amount of payments, including changes to tax rates, are recognized in Selling, general and administrative expense in our Consolidated Statements of Operations.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-Based Compensation

We measure equity-based compensation cost at fair value and recognize the corresponding compensation expense over the service period during which awards are expected to vest. Performance-based compensation is amortized on a graded basis over the requisite service period of each vesting tranche. We include equity-based compensation in Selling, general and administrative expense in our Consolidated Statements of Operations. The fair value of restricted stock and restricted stock units is determined based on the average of the high and low price of our common stock on the date of grant. The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model. The fair value of the restricted stock subject to market-based conditions is determined on the date of grant using a Monte Carlo simulation for sampling random outcomes. The amount of equity-based compensation expense recorded each period is net of estimated forfeitures based on historical forfeiture rates.

Hotel Occupancy Taxes

Some states and localities impose a tax on the use or occupancy of hotel accommodations (“hotel occupancy tax”). Generally, hotels collect hotel occupancy tax based on the amount of money they receive for renting their hotel rooms and remit the tax to the appropriate taxing authorities. Using the travel services our websites offer, customers are able to make hotel room reservations. While applicable tax laws vary among different taxing jurisdictions, we generally believe that these laws do not require us to collect and remit hotel occupancy tax on the compensation that we receive for our travel services. Some tax authorities have initiated lawsuits or administrative proceedings asserting that we are required to collect and remit hotel occupancy tax on the amount of money we receive from customers for facilitating their reservations and are more frequently addressing the taxability of fees by online travel companies through new legislation. The ultimate resolution of these lawsuits and proceedings in all jurisdictions cannot be determined at this time. We establish an accrual for legal proceedings (tax or otherwise) when we determine that a loss is both probable and can be reasonably estimated. See Note 9 - Commitments and Contingencies.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have an impact on its consolidated financial condition and results of operations.

3. Acquisitions

On February 19, 2014, the Company entered into an asset sale and purchase agreement with Travelocity.com LP (“Travelocity”) for certain assets and contracts of the Travelocity Partner Network (“TPN”), which provides private label travel technology solutions for bank loyalty programs and online commerce sites. On February 28, 2014, the Company closed the transaction for cash consideration of $10.0 million with the potential for additional consideration of up to $10.0 million payable if post-acquisition revenue targets for 2014 and 2015 are achieved in excess of agreed amounts (“Earn-Out”). The companies also entered into a transition services agreement, under which Travelocity will provide the Company various services and support, which expires no later than 24 months from the contract date. The Company may, at its sole discretion, terminate one or more of the services under the agreement with 15 days’ notice to Travelocity at which time the parties will have no further obligation with respect to such terminated services. It has been determined that the transition services agreement is unfavorable as compared with market conditions as of the purchase date and a net unfavorable contract liability of approximately $0.8 million has been established, of which $0.5 million remains at December 31, 2014. Transaction costs were incurred in connection with this acquisition of approximately $0.8 million and $0.4 million for the years ended December 31, 2014 and

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013, respectively, and are included in Selling, general and administrative expenses in our Consolidated Statements of Operations for those periods.

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

The fair value of the estimated Earn-Out was calculated based on various levels of revenue thresholds for each year and by assigning an expected probability of reaching each level and the corresponding payment. The Company does not expect that any Earn-Out will be payable.

The following table summarizes the purchase price and the allocation of the purchase price:

Amount
Purchase Price	(in thousands)
Consideration
Cash paid	$10,000

Allocation of Purchase Price
Property and equipment (software)	$3,510
Finite-lived intangible assets - Customer relationships	1,560
Unfavorable contracts	(780)
Goodwill	5,710
Fair value of net assets acquired	$10,000

The amounts of TPN’s revenue and pre-tax loss included in the Consolidated Statements of Operations for the year ended December 31, 2014 were $51.9 million and $7.8 million, respectively. The revenue and earnings of the combined entity had the acquisition date been January 1, 2014 and January 1, 2013 are not available as the related business was not reported separately from that of Travelocity.

Our acquired finite-lived customer relationship assets will be amortized over their estimated useful lives of 5 years, using a straight-line basis. The property and equipment will be amortized over their estimated useful lives of 1.5 years.

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Capitalized software	$321,460	$336,376
Furniture, fixtures and equipment	59,344	83,800
Leasehold improvements	13,882	14,047
Construction in progress	19,177	16,642
Gross property and equipment	413,863	450,865
Less: accumulated depreciation	(302,031)	(334,720)
Property and equipment, net	$111,832	$116,145

We recorded depreciation expense related to property and equipment in the amount of $57.2 million, $54.4 million and $55.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

There were no assets subject to capital leases at December 31, 2014 or 2013.

In 2014, we evaluated property and equipment that has become fully depreciated (see Note 2 - Summary of Significant Accounting Policies) and wrote-off $85.1 million of fully depreciated assets that were no longer in service.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of our decision during the first quarter of 2013 to exit the Away Network business, we recorded a $2.6 million non-cash charge to impair property and equipment associated with that business. This charge was included in Impairment of property and equipment and other assets in our Consolidated Statement of Operations.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 were as follows:

Amount
(in thousands)
Balance at January 1, 2013, net of accumulated impairment of $832,626	$345,388
Balance at December 31, 2013, net of accumulated impairment of $832,626	345,388
Acquisition	5,710
Balance at December 31, 2014, net of accumulated impairment of $832,626	$351,098

Trademarks and trade names, which are not subject to amortization, totaled $89.9 million and $90.4 million as of December 31, 2014 and 2013, respectively.

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

There were no impairment charges in 2014 and 2013.

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

Finite-Lived Intangibles

The changes in the carrying amounts of finite-lived intangible assets during the years ended December 31, 2014 and 2013 were as follows:

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount
(in thousands)
Balance at January 1, 2013	$830
Amortization expense	(741)
Balance at December 31, 2013	89
Intangible assets acquired (a)	1,560
Amortization expense	(349)
Balance at December 31, 2014	$1,300

(a) Intangible assets acquired in 2014 relate to our purchase of certain TPN assets. See Note 3 - Acquisitions.

Finite-lived intangible assets consisted of the following:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)			(in thousands)
Finite-Lived Intangible Assets:
Customer relationships	$1,560	$(260)	$1,300	$—	$—	$—
Vendor relationships	4,293	(4,293)	—	4,693	(4,604)	89
Total finite-lived intangible assets	$5,853	$(4,553)	$1,300	$4,693	$(4,604)	$89

For the years ended December 31, 2014, 2013 and 2012, we recorded amortization expense related to finite-lived intangible assets in the amount of $0.3 million, $0.7 million and $1.7 million, respectively. These amounts were included in depreciation and amortization expense in our Consolidated Statements of Operations.

The table below shows the estimated amortization expense related to our finite-lived intangible assets over their remaining useful lives:

Year	(in thousands)
2015	$312
2016	312
2017	312
2018	312
2019	52
Total	$1,300

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Accrued Expenses
Accrued expenses consisted of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Advertising and marketing	$45,475	$37,612
Employee costs	26,921	33,315
Tax sharing liability (see Note 8)	17,093	18,673
Customer service costs	13,564	7,020
Contract exit costs (a)	11,629	11,371
Customer incentive costs	11,545	6,974
Professional fees	7,723	10,294
Airline rebates	6,644	3,323
Customer refunds	5,767	5,669
Technology costs	4,727	7,142
Other	7,666	4,385
Total accrued expenses	$158,754	$145,778

(a)
In connection with the early termination of an agreement with Trilegiant Corporation (now Affinion Group) in 2007, we accrued termination payments for the period from January 1, 2008 to December 31, 2016. At December 31, 2014 and 2013, the liability’s carrying value of $11.7 million was included in our Consolidated Balance Sheets, $11.6 million of which was included in Accrued expenses and $0.1 million of which was included in Other non-current liabilities at December 31, 2014, and $11.4 million of which was included in Accrued expenses and $0.3 million of which was included in Other non-current liabilities at December 31, 2013.

7.	Term Loan and Revolving Credit Facility

On April 15, 2014, we entered into an amendment (the “Second Amendment”) to the $515.0 million senior secured credit agreement entered into on March 25, 2013, as refinanced and amended on May 24, 2013 (the “Credit Agreement”), composed of a 7-year, $450.0 million term loan maturing April 15, 2021 (the “Term Loan”) and a 5-year $80.0 million revolving credit facility maturing April 15, 2019 (the “Revolver”). The proceeds of the Term Loan were used to repay approximately $439.9 million of term loans outstanding under the Credit Agreement, pay certain fees and expenses incurred with the Second Amendment and for general corporate purposes. The term loans under the Credit Agreement, which were repaid, had original principal amounts of $100.0 million maturing September 25, 2017 and $350.0 million maturing March 25, 2019. Interest rates on these tranches were the Eurocurrency Rate plus 3.50% per annum, or the Base Rate plus 2.50% per annum and the Eurocurrency Rate plus 4.75% per annum or the Base Rate plus 3.75% per annum, respectively.

Following the Second Amendment, the $530.0 million senior secured credit facility (the “Amended Credit Agreement”) consists of the Term Loan and the Revolver. Among other things, the Second Amendment reduced the financial maintenance covenants, increased certain baskets and added certain exceptions under certain negative covenants in the Credit Agreement.

Term Loan

The Term Loan bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 3.50% per annum, or the Base Rate plus 2.50% per annum. The Eurocurrency Rate is equal to the LIBOR rate as determined by the British Bankers Association (adjusted for any applicable statutory reserves as defined in the Amended Credit Agreement) and with respect to the Term Loan shall not be less than 1.00% per annum. The Base Rate for any day is equal to the greater of (a) the Fed Funds Rate in effect plus 0.5%, (b) the Credit Suisse AG prime rate and (c) the one-month Eurocurrency Rate plus 1.00%.

The principal amount of the Term Loan is payable in quarterly installments of $1.125 million beginning September 30, 2014, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loan (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain first lien leverage ratios) of the prior year’s excess cash flow, as defined in the Amended Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights, and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Amended Credit Agreement.

Based on our excess cash flow for the year ended December 31, 2014, we are required to make a $25.9 million prepayment in the first quarter of 2015. Prepayments from excess cash flow are applied, in order of maturity, to the scheduled quarterly Term Loan payments. As a result, we will not be required to make any scheduled principal payments on the Term Loan until 2020.

The changes in term loans during the years ended December 31, 2014 and 2013 were as follows:

Amount
(in thousands)
Balance at January 1, 2013 (current and non-current)	$440,030
Payment from excess cash flow under the 2007 Credit Agreement	(24,708)
Repayment of the 2007 Credit Agreement	(415,322)
Balance per 2007 Credit Agreement	$—

Proceeds from issuance of the March 23, 2013 term loan	450,000
Repayment of the March 23, 2013 term loan	(450,000)
Proceeds from the May 24, 2013 Credit Agreement	450,000
Scheduled principal payments of the term loan under the Credit Agreement	(6,750)
Balance at December 31, 2013 (current and non-current)	$443,250
Scheduled principal payments of the term loan under the Credit Agreement	(3,375)
Repayment of term loan under the Credit Agreement	(439,875)
Balance per Credit Agreement	$—

Proceeds from issuance of Term Loan pursuant to the Second Amendment	$450,000
Scheduled principal payments of Term Loan	(2,250)
Balance at December 31, 2014 (current and non-current)	$447,750

At December 31, 2014, $200.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $247.8 million had a variable rate based on LIBOR, resulting in a blended interest rate of 4.94%, excluding the impact of the amortization of debt issuance costs (see Note 12 - Derivative Financial Instruments).

The table below shows the aggregate maturities of the Term Loans over the remaining term of the Amended Credit Agreement, excluding any mandatory prepayments that could be required under the Term Loan beyond the first quarter of 2015. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2015 is not reasonably estimable as of December 31, 2014.

Year	(in thousands)
2015	25,871
2016	—
2017	—
2018	—
2019	—
Thereafter	421,879
Total	$447,750

Revolver

The Revolver provides for borrowings and letters of credit up to $80.0 million, through which we are allowed to issue up

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to $55.0 million in letters of credit. The Revolver bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 3.00% per annum or the Base Rate plus a margin of 2.00% per annum. We pay a letter of credit fee in the amount of the Eurocurrency Rate on all outstanding letters of credit and we incur a facility fee of 0.50% per annum on all loans, letters of credit and any unused amounts on the Revolver. At December 31, 2014 there were no outstanding borrowings or letters of credit issued under the Revolver.

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

The Amended Credit Agreement requires us not to exceed a maximum first lien leverage ratio, as defined in the Amended Credit Agreement, of 5.00 to 1. As of December 31, 2014, we were in compliance with the financial covenants of the Amended Credit Agreement.

We incurred an aggregate of $6.7 million of debt issuance costs to obtain the Amended Credit Agreement in April 2014 and due to the nature and terms of the Second Amendment, the entire amount was capitalized and is included in Other non-current assets in the Consolidated Balance Sheet. The capitalized debt issuance costs will be amortized to interest expense over the contractual terms of the Term Loan and Revolver. Due to the extinguishment of the term loan of the Credit Agreement, unamortized debt issuance costs of $2.2 million related to the Credit Agreement were expensed during the year ended December 31, 2014, and included in Other expense in the Consolidated Statements of Operations.

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

As of December 31, 2014, the estimated remaining payments that may be due under this agreement were approximately $96.2 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $78.4 million and $80.2 million at December 31, 2014 and 2013, respectively. This estimate was based upon certain assumptions, including our future taxable income, the tax rate, the timing of tax payments, current and projected market conditions, and the applicable discount rate, all of which we believe are reasonable. These assumptions are inherently uncertain, however, and actual amounts may differ from these estimates.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the tax sharing liability for the years ended December 31, 2014 and 2013 were as follows:

Amount
(in thousands)
Balance at January 1, 2013 (current and non-current)	$86,138
Accretion of interest expense	10,818
Cash payments	(16,765)
Balance at December 31, 2013 (current and non-current)	80,191
Accretion of interest expense and tax rate changes (a)	12,566
Cash payments	(14,375)
Balance at December 31, 2014 (current and non-current)	$78,382

(a) We accreted interest expense related to the tax sharing liability of $10.1 million and $10.8 million for the years ended December 31, 2014 and 2013, respectively. Due to a tax rate change in one of our tax jurisdictions, the net present value of the amount we expect to pay to the Founding Airlines increased by approximately $2.5 million during the year ended December 31, 2014, and the related charge is recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $17.1 million and $18.7 million was included in Accrued expenses in our Consolidated Balance Sheets at December 31, 2014 and 2013, respectively. The long-term portion of the tax sharing liability of $61.3 million and $61.5 million was reflected as the tax sharing liability in our Consolidated Balance Sheets at December 31, 2014 and 2013, respectively. Our estimated payments under the tax sharing agreement are as follows:

Year	(in thousands)
2015	$18,224
2016	27,355
2017	39,873
2018	10,719
Total	$96,171

9.	Commitments and Contingencies

The following table summarizes the timing of our commitments as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating leases (a)	5,787	5,071	4,958	4,804	4,033	9,395	34,048
GDS contracts (b)	15,000	16,120	12,370	16,120	1,120	—	60,730
Other service and licensing contracts	7,141	5,134	—	—	—	—	12,275
Total	$27,928	$26,325	$17,328	$20,924	$5,153	$9,395	$107,053

(a)
These operating leases are primarily for facilities and equipment and represent non-cancellable leases. Certain leases contain periodic rent escalation adjustments and renewal options. Our operating leases expire at various dates, with the latest maturing in 2023. For the years ended December 31, 2014, 2013 and 2012, we recorded rent expense in the amount of $7.3 million, $6.8 million and $6.2 million, respectively. As a result of a subleasing arrangement that we have entered into, we are expecting approximately $1.0 million in sublease income through 2017.

(b)
In February 2014, the Company announced that it has entered into an agreement with Travelport for the provision of GDS services (“New Travelport GDS Service Agreement”). Beginning January 1, 2015, the Company will no longer be subject to exclusivity obligations. Under the New Travelport GDS Service Agreement beginning in 2015, we are obligated to provide certain levels of volume over the contract period and may be subject to pay shortfall payments in certain cases if we fail to meet volume commitments. The agreement terminates on December 31, 2018.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2014, the Company entered into an agreement with Amadeus IT Group, S.A. to provide GDS services. This contract requires the Company to meet certain minimum annual booking requirements beginning in 2016 through the end of the contract at December 31, 2019.

In addition to the commitments shown above, we are required to make principal payments on the Term Loan (see Note 7 - Term Loan and Revolving Credit Facility). We also expect to make approximately $96.2 million of payments in connection with the tax sharing agreement with the Founding Airlines (see Note 8 - Tax Sharing Liability). Also excluded from the above table are $3.3 million of liabilities for uncertain tax positions for which the period of settlement is not currently determinable.

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of December 31, 2014, and December 31, 2013, we had accruals of $4.3 million and $5.5 million related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Below, we have provided relevant information on these matters.

We are party to various cases brought by municipalities and other state and local governmental entities in the U.S. concerning hotel occupancy or related taxes and our merchant model for hotel and car rental reservations. Most of the cases were brought simultaneously against other OTCs, including Expedia, Travelocity and Priceline. Certain of these cases are class actions, some of which have been confirmed on a state-wide basis and some which are purported. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinances, as well as related sales and use taxes. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, failure to pay sales or use tax, and in some cases, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay interest, penalties and fines. The proliferation of additional cases could result in substantial additional defense costs.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. We received tax assessments which range from $0.02 million to approximately $58.8 million, and collectively exceed approximately $116.0 million. The following taxing bodies have issued notices to the Company: 43 cities in California; the following cities in Colorado: Broomfield, Colorado Springs, Durango, Frisco, Glendale, Glenwood Springs, Golden, Grand Junction, Greeley, Greenwood Village, Lafayette, Lakewood, Littleton, Loveland, Silverthorne and Steamboat Springs; Arlington, Texas; Brunswick and Stanly, North Carolina; the following counties in Utah: Davis, Summit, Salt Lake and Weber; the Arizona Department of Revenue; the New Mexico Department of Revenue; the Ohio Department of Taxation; Paradise Valley, Arizona; St. Louis, Missouri; various Alabama Municipalities; the Louisiana Department of Revenue; the Maine Department of Revenue; and the Vermont Department of Taxation. These taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes.

The following taxing authorities have issued assessments which are not final and are subject to further review by such taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the City of Portland, Oregon, and Multnomah County, Oregon; and Lake County, Indiana. These assessments range from $0.02 million to approximately $5.8 million, and total approximately $9.67 million.

In addition, the Hawaii Department of Taxation has issued final assessments for merchant model hotel reservations in the amount of $16.9 million for the taxable year 2012, and for merchant model hotel reservations and rental car transactions in the amount of $14.6 million for the taxable year 2013. Additionally, on December 9, 2013, the Hawaii Department of Taxation issued final assessments for rental car transactions in the amount of $3.4 million against each of three Orbitz entities for the period of January 1, 2002, through December 31, 2012. Based on Hawaii’s past merchant model hotel assessments, Orbitz believes that Hawaii’s rental car assessments represent an aggregate of $3.4 million total against the Orbitz entities for the time

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. None of the final assessments issued for the taxable years 2012 and 2013 were based on historical transaction data, and each are still subject to review by the Hawaii Tax Appeal Court. These 2012 and 2013 assessments are in addition to the $58.8 million final assessment for merchant model hotel reservations previously issued by the Hawaii Department of Taxation for 2011 and prior years, more than $30.0 million of which was rejected by the Hawaii Tax Appeal Court.

Assessments or declaratory rulings that are administratively final and subject to judicial review have been issued by the cities of San Francisco, Los Angeles, and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade, Broward and Osceola, Florida; and the Indiana Department of Revenue. These assessments and declaratory rulings range from $0.2 million to approximately $3.2 million, and total approximately $10.8 million. Trial courts rejected the assessments in San Francisco, Los Angeles and San Diego, California and Broward County, Florida. The Colorado Court of Appeals reversed the assessments against the OTCs in the City of Denver case. Collectively, the amounts of the assessments and declaratory rulings not rejected or reversed (the counties of Osceola and Miami-Dade and the Indiana Department of Revenue) amount to approximately $2.0 million.

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

Third, in January 2013, the Tax Court of Appeals in Hawaii ruled that the OTCs are subject to Hawaii’s general excise tax. The court also determined that the “splitting provision” contained in the Hawaii general excise tax statute, which limits application of the tax to only the amounts that travel agents receive for their services, does not apply to the transactions at issue. On March 19, 2013, the court issued an order in which it also imposed “failure to file” and “failure to pay” penalties on the OTCs. On August 15, 2013, the Hawaii Tax Appeal court ruled that the OTCs were required to pay interest on penalties, and entered final judgment disposing of all issues and claims of all parties. On September 11, 2013, the OTCs filed their notice of appeal. Under Hawaii law, in order to appeal, Orbitz was required to pay the total amount of the final judgment to Hawaii prior to appealing the court’s order. Accordingly, Orbitz made payments to Hawaii of $16.9 million in April 2013, and approximately $9.2 million to Hawaii in September 2013. These amounts reflected a determination of Orbitz’s liability for general excise tax (both on the amounts that it receives for its services and the amounts that the hotels receive for the rental of their rooms), interest, penalties and interest on penalties through the tax year 2011. Although Orbitz disagrees with the court’s rulings on general excise tax and has appealed them, we have recorded an expense of $4.2 million in light of the decision. The $4.2 million represents the amount Orbitz estimates it would owe if the court had correctly applied the general excise tax splitting provision on merchant reservations through December 31, 2012 and a 25% failure to file penalty imposed on that figure. Orbitz

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has not reserved for the remainder of the ruling because it believes that the general excise tax splitting provision plainly applies to the transactions in question, and that the award of “failure to pay” penalties is entirely unsupported by the record in the case, and that interest on penalties should not have been awarded. Although we believe that it is not probable that Orbitz ultimately will be liable for more than $4.2 million as a result of the court’s order, it is possible that Orbitz will not prevail, and if it does not, the amount of any final award of general excise tax, penalties and interest against Orbitz could exceed $26.0 million. It is also possible that the State of Hawaii could prevail in its cross-appeal on the issue of whether the transient accommodations tax applies to the OTCs’ merchant model hotel transactions. The OTCs’ appeal on the Tax Court of Appeals’ ruling on General Excise Tax, and Hawaii’s cross-appeal on the Tax Court of Appeals’ determination that the OTCs are not subject to Hawaii’s transient accommodations tax, are currently pending before the Hawaii Supreme Court. The Hawaii Supreme Court heard oral argument on both appeals on October 2, 2014.

In an unrelated matter, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments and in 2010 we ceased making termination payments due to a dispute with Trilegiant. On October 2, 2013, the Court denied Orbitz’s motion for summary judgment on one of its affirmative defenses, and on December 24, 2013, the court rejected most of our remaining defenses. On August 22, 2014, the court denied Orbitz’s remaining affirmative defenses. As of December 31, 2014, we had an accrual totaling $13.5 million, which includes $1.8 million for potential interest. The parties have a dispute as to the rate of prejudgment interest. Trilegiant has asserted an applicable rate of 9%, and as of October 2014, was seeking approximately $3.1 million in interest. Although we believe we will prevail on this issue, it is possible that the Court will determine that the higher rate of interest applies, and if it does, we estimate that we would owe approximately $3.6 million in interest.

We cannot estimate our aggregate range of loss in the cases for which we have not recorded an accrual, except to the extent taxing authorities have issued assessments against us. Although we believe it is unlikely that an adverse outcome will result from these proceedings, an adverse outcome could be material to us with respect to our financial position, earnings or cash flows in any given reporting period.

Surety Bonds and Bank Guarantees

In the ordinary course of business, we obtain surety bonds and bank guarantees, to secure performance of certain of our obligations to third parties. At December 31, 2014 and 2013, there were $7.5 million and $6.7 million of surety bonds outstanding, respectively, of which $5.3 million and $6.2 million were secured by cash collateral or letters of credit, respectively. At December 31, 2014 and 2013, there were $25.3 million and $24.7 million of bank guarantees outstanding, respectively. All bank guarantees were secured by restricted cash at December 31, 2014 and 2013.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing Arrangements

We are required to issue letters of credit to support certain suppliers, commercial agreements, leases and non-U.S. regulatory and governmental agencies primarily to satisfy consumer protection requirements. We believe we have access to sufficient letter of credit availability to meet our short-term and long-term requirements through a combination of the restricted cash balance currently used to collateralize letters of credit or similar instruments, cash from our balance sheet which can be used to support letters of credit and similar instruments and our $80.0 million Revolver through which we are allowed to issue up to $55.0 million in letters of credit.

The following table shows the amount of letters of credit and similar instruments outstanding by facility, as well as the amounts of our restricted cash balances:

	December 31, 2014		December 31, 2013
	Letters of Credit and Other Credit Support	Restricted Cash	Letters of Credit and Other Credit Support	Restricted Cash
	(in thousands)
Multi-currency letter of credit facility	2,892	3,176	21,863	22,670
Uncommitted letter of credit facilities and surety bonds	98,406	94,634	91,033	96,091
Total	$101,298	$97,810	$112,896	$118,761

Total letter of credit fees were $0.3 million, $4.2 million, and $7.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

10.	Income Taxes

Pre-tax income/(loss) for U.S. and non-U.S. operations consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
U.S.	$67,093	$26,105	$(277,375)
Non-U.S.	(22,532)	(26,025)	(21,190)
Income/(loss) before income taxes	$44,561	$80	$(298,565)

The provision/(benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current
U.S. federal and state	$272	$157	$(95)
Non-U.S.	1,775	1,262	2,399
Total current	2,047	1,419	2,304
Deferred
U.S. federal and state	22,910	(167,714)	253
Non-U.S.	2,324	1,290	616
Total deferred	25,234	(166,424)	869
Provision/(benefit) for income taxes	$27,281	$(165,005)	$3,173

As of December 31, 2014 and 2013, our U.S. federal, state and foreign income taxes receivable/(payable) was $0.0 million and $(0.2) million, respectively.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax provision for the year ended December 31, 2014 was primarily deferred taxes on income from our U.S. operations and certain foreign subsidiaries where we have not established a valuation allowance. The 2014 tax provision was disproportionate to pre-tax book income due to the valuation allowances which still remain with respect to the majority of our non-US operations.

The tax benefit for the year ended December 31, 2013 was due primarily to a release of $174.4 million in valuation allowances related to our U.S. federal deferred tax assets and therefore the benefit was disproportionate to the amount of pretax book income.

The tax provision for the year ended December 31, 2012 was due primarily to taxes on the income of certain European-based subsidiaries and U.S. state and local income taxes. The tax provision recorded for the year ended December 31, 2012 was disproportionate to the amount of pre-tax net loss incurred during the period primarily because we were not able to realize any tax benefits on the goodwill and trademark and trade names impairment charges. The provision for income taxes only includes the tax effect of the income or loss of certain foreign subsidiaries that had not established a valuation allowance and U.S. state and local income taxes.

We currently have a valuation allowance of $109.2 million against certain deferred tax assets, of which $107.3 million relates to foreign jurisdictions. We will continue to assess the level of the valuation allowance required; if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations. With respect to the valuation allowance established against our non-U.S.-based deferred tax assets, a significant item of objective negative evidence evaluated in our determination was cumulative losses incurred over the three-year period ended December 31, 2014. This objective evidence limited our ability to consider other subjective evidence such as future income projections.

Our effective income tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.2	197.5	—
Taxes at differing rates	7.6	**	(0.4)
Change in valuation allowance	19.1	**	0.2
Goodwill impairment charges	—	—	(35.4)
Reserve for uncertain tax positions	0.3	32.8	—
Other	(1.0)	**	(0.5)
Effective income tax rate	61.2%	**	(1.1)%

**Not meaningful due to the low level of pre-tax income and release of U.S. valuation allowance of $174.4 million in 2013.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and non-current deferred income tax assets and liabilities in various jurisdictions are composed of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Current deferred income tax assets/(liabilities):
Accrued liabilities and deferred income	$2,185	$3,422
Provision for bad debts	314	199
Prepaid expenses	(2,069)	(1,854)
Tax sharing liability	6,295	6,774
Reserve accounts	4,283	4,129
Valuation allowance	(509)	(1,521)
Current net deferred income tax assets (a)	$10,499	$11,149
Non-current deferred income tax assets/(liabilities):
U.S. net operating loss carryforwards	$46,431	$51,887
Non-U.S. net operating loss carryforwards	93,244	92,637
Accrued liabilities and deferred income	6,995	7,309
Depreciation and amortization	66,462	84,434
Tax sharing liability	22,571	22,339
Other	8,818	9,070
Valuation allowance	(108,714)	(107,039)
Non-current net deferred income tax assets	$135,807	$160,637

(a)	The current portion of the deferred income tax asset at December 31, 2014 and 2013 is included in Other current assets in our Consolidated Balance Sheets.

The net deferred tax assets at December 31, 2014 and 2013 amounted to $146.3 million and $171.8 million, respectively. These net deferred tax assets largely relate to temporary tax to book differences and net operating loss carryforwards, the realization of which is, in management’s judgment, more likely than not. We have assessed the likelihood of realization based on our expectations of future taxable income, carry-forward periods available and other relevant factors.

As of December 31, 2014, we had U.S. federal and state net operating loss carry-forwards of approximately $119.6 million and $109.0 million, respectively, which expire between 2021 and 2034. In addition, we had $424.6 million of non-U.S. net operating loss carry-forwards, most of which do not expire. Additionally, we had $4.4 million of U.S. federal and state income tax credit carry-forwards which expire between 2027 and 2034 and $1.1 million of U.S. federal income tax credits which have no expiration date. No provision has been made for U.S. federal or non-U.S. deferred income taxes on approximately $16.5 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2014. A provision has not been established because it is our present intention to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings at December 31, 2014 is not practicable. As of December 31, 2014, we have established a deferred income tax liability on $2.0 million of accumulated and undistributed earnings in anticipation of the liquidation of an inactive foreign subsidiary next year.

We have established a liability for unrecognized tax benefits. Once established, unrecognized tax benefits are adjusted if more accurate information becomes available, or a change in circumstance or an event occurs necessitating a change to the liability. Given the inherent complexities of the business and that we are subject to taxation in a substantial number of jurisdictions, we routinely assess the likelihood of additional assessment in each of the taxing jurisdictions.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the changes in the liability for unrecognized tax benefits during the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at January 1,	$3,569	$4,106	$3,429
Increase as a result of tax positions taken during the prior year	—	21	952
Decrease as a result of tax positions taken during the prior year	(209)	(433)	(285)
Impact of foreign currency translation	(12)	(125)	10
Balance at December 31,	$3,348	$3,569	$4,106

The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $3.3 million, $3.5 million and $0.9 million at December 31, 2014, 2013 and 2012. During the next twelve months, we anticipate no reduction to this liability due to the lapsing of statutes of limitations.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest and penalties of $0, during each of the years ended December 31, 2014, 2013 and 2012. Accrued interest and penalties were $0.7 million and $0.7 million at December 31, 2014 and 2013, respectively.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), the United Kingdom (federal) and Australia (federal). With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2010.

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

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. There are 25,600,000 shares of common stock available for issuance under the Plan, subject to adjustment as provided by the Plan. As of December 31, 2014, 4,291,197 shares were available for future issuance under the plan.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The table below summarizes activity regarding unvested restricted stock units under the Plan during the year ended December 31, 2014:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Unvested at January 1, 2014	4,857,840	$3.73
Granted	2,175,112	$8.86
Vested (a)	(1,682,289)	$3.72
Forfeited	(690,830)	$4.79
Unvested at December 31, 2014	4,659,833	$5.97

(a)
We issued 1,159,060 shares of common stock in connection with the vesting of restricted stock units during the year ended December 31, 2014, which is net of the number of shares retained (but not issued) by us in satisfaction of minimum tax withholding obligations associated with the vesting.

The fair value of restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was $6.3 million, $4.6 million and $4.4 million, respectively. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $8.86, $4.07 and $3.31 per unit, respectively. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period of four years.

Performance-Based and Market-Based Restricted Stock Units

The table below summarizes activity regarding unvested performance-based and market-based restricted stock units (“PSUs”) under the Plan during the year ended December 31, 2014:

	Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Unvested at January 1, 2014	3,089,250	$2.99
Granted (a)	410,445	$12.64
Vested	(904,093)	$2.98
Forfeited	(344,001)	$5.67
Unvested at December 31, 2014	2,251,601	$4.35

a.
We granted 136,815 performance-based restricted stock units with a fair value per share of $9.72 and 273,630 market-based restricted stock units with a fair value per share of between $11.89 and $16.32 (“PSUs”) in March 2014 to certain of our executive officers. The PSUs entitle the executives to receive one share of our common stock for each PSU earned, subject to the satisfaction of the performance and market conditions. Each metric will be equally weighted, with the ability to earn between 25% to 200% of target based on a straight-line interpolation of the criteria. The performance-based condition requires that the Company attain certain performance metrics for the three-year period ended December 31, 2016 and the market-based conditions require that the Company achieve a certain absolute shareholder return and a certain relative shareholder return at the conclusion of the three-year measurement period. If the minimum performance criteria are not met, each PSU will be forfeited. If the minimum conditions are met, the PSUs earned will cliff vest on the third anniversary of the grant date. The fair value of the PSUs subject to market-based conditions was measured using a Monte Carlo simulation for sampling random outcomes.

As of December 31, 2014, we expect that the performance-based condition PSUs granted in 2014 will be satisfied at approximately 60% of their target level. The fair value of the market-based PSUs is being amortized on a straight-line basis over the requisite service period of each vesting tranche.

The weighted-average grant date fair value of PSUs that vested during the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $1.6 million and $0.8 million, respectively. The weighted-average grant date fair value of

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PSUs granted during the years ended December 31, 2014, 2013 and 2012 was $12.64, $3.34 and $2.40 per unit, respectively.

Stock Options

The table below summarizes the stock option activity under the Plan during the year ended December 31, 2014:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	1,227,719	$4.84
Exercised	(88,885)	$5.25
Cancelled	(7,143)	$6.28
Outstanding at December 31, 2014	1,131,691	$4.80	1.7	$3,888
Exercisable at December 31, 2014	1,131,691	$4.80	1.7	$3,888

The exercise price of stock options granted under the Plan is equal to the fair market value of the underlying stock on the date of grant. Stock options generally expire seven to ten years from the grant date. Stock options vest either annually over a four-year period, or 25% of the options vest after one year and the remaining awards vest ratably on a monthly basis for the three years that follow. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period. There were no stock options granted in 2014, 2013 or 2012.
During the years ended December 31, 2014, 2013 and 2012, the total fair value of options that vested during the period was $0.7 million, $1.1 million and $1.3 million, respectively. In addition, the intrinsic value of options exercised was $0.3 million, $3.1 million, and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

Non-Employee Directors Deferred Compensation Plan

We have a deferred compensation plan that enables our non-employee directors to defer the receipt of certain compensation earned in their capacity as non-employee directors. Eligible directors may elect to defer up to 100% of their annual retainer fees (which are paid by us on a quarterly basis). In addition, 100% of the annual equity granted to non-employee directors is deferred under the Plan.

We grant deferred stock units (“DSUs”) annually to each participating director. The DSUs are issued as restricted stock units under the Plan and are immediately vested and non-forfeitable. The DSUs entitle the non-employee director to receive one share of our common stock for each deferred stock unit following the director’s retirement or termination of service from the Board of Directors. For all awards granted prior to 2011, the DSUs are distributed 200 days immediately following such termination date and for all awards granted in 2011 or later, the DSUs are distributed immediately at termination. The entire grant date fair value of deferred stock units is expensed on the date of grant.

The table below summarizes the deferred stock unit activity under the Plan during the year ended December 31, 2014:

	Deferred Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding at January 1, 2014	923,306	$4.41
Granted	120,563	$7.94
Distributed	(550,357)	$5.10
Outstanding at December 31, 2014	493,512	$4.50

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value for deferred stock units granted during the years ended December 31, 2014, 2013 and 2012 was $7.94, $7.79 and $3.47, respectively.

Compensation Expense

We recognized total equity-based compensation expense of $12.2 million, $12.9 million and $7.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, none of which has provided us with a tax benefit due to existence of net operating losses. As of December 31, 2014, a total of $20.1 million of unrecognized compensation costs related to unvested restricted stock units, unvested stock options and unvested PSUs are expected to be recognized over the remaining weighted-average period of 2.8 years.

12.	Derivative Financial Instruments

Interest Rate Hedges

At December 31, 2014, we had the following interest rate swaps outstanding that effectively converts $200.0 million of the term loan from a variable to a fixed interest rate. We pay a fixed interest rate on the notional amount and in exchange receive a variable interest rate based on the one-month LIBOR rate. The Company does not use derivatives for speculative or trading purposes.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	August 29, 2014	August 31, 2016	1.11%	One-month LIBOR
$100.0 million	August 29, 2014	August 31, 2016	1.15%	One-month LIBOR

We entered into interest rate derivative contracts to protect against volatility of future cash flows of the variable interest payments related to our term loan. These derivative contracts are economic hedges and are not designated as cash flow hedges. We mark-to-market instruments not designated as hedges and record the changes in the fair value of these items in Net interest expense in the Company’s Consolidated Statements of Operations and recognize the unrealized gain or loss in Other non-current assets or liabilities. Unrealized losses of $1.7 million and $1.2 million were recognized at December 31, 2014 and 2013, respectively.

The following table summarizes the location and fair value of our interest rate derivative instruments on the Company’s Consolidated Balance Sheets.

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2014	December 31, 2013
		(in thousands)
Interest rate swaps not designated as hedging instruments	Other non-current liabilities	$1,723	$1,205

Interest rate swaps previously designated as hedging instruments were terminated in conjunction with the termination of our credit agreement in March 2013. Interest rate swaps designated as hedging instruments were reflected in our Consolidated Balance Sheets at market value. The corresponding market adjustment related to the hedging instrument was recorded to Accumulated other comprehensive income (“AOCI”).

The following table shows the market adjustments recorded during the years ended December 31, 2014, 2013 and 2012:

	Gain in Other Comprehensive Income/(Loss)			(Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)			Gain/(Loss) Recognized in Income (Ineffective Portion and the Amount Excluded from Effectiveness Testing)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
				(in thousands)
Interest rate swaps	$—	$276	$311	$—	$(277)	$(561)	$—	$—	$—

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in the foreign currency associated with foreign currency receivables, payables and intercompany transactions. We primarily hedge our foreign currency exposure to the Pound sterling, Euro, Swiss Franc and the Australian dollar. As of December 31, 2014, we had foreign currency contracts outstanding with a total net notional amount of $190.3 million, all of which subsequently matured in early 2015. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of Selling, general and administrative expense in our Consolidated Statements of Operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2014	December 31, 2013
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$4,275	$—
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$—	$1,412

The following table shows the changes in the fair value of our foreign currency contracts which were recorded as a gain/(loss) in Selling, general and administrative expense:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Foreign currency hedges (a)	$6,813	$3,877	$(11,385)

(a)
We recorded transaction gains/(losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $(12.9) million, $(9.3) million and $6.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. These transaction gains and losses were included in Selling, general and administrative expense in our Consolidated Statements of Operations. The net impact of these transaction gains and losses, together with the gains/(losses) incurred on our foreign currency hedges, were losses of $6.1 million, $5.4 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Balance Sheets as of December 31, 2014 and 2013. The gross asset amount of the derivative listed below is the maximum loss the Company would incur if the counterparties failed to meet their obligation.

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
	(in thousands)

December 31, 2014	$2,947	$(5,499)	$(2,552)
December 31, 2013	$8,324	$(5,707)	$2,617

13. Employee Benefit Plans

We sponsor a defined contribution savings plan for employees in the United States that provides certain of our eligible employees an opportunity to accumulate funds for retirement. We also sponsor similar HotelClub and ebookers defined contribution savings plans. After employees have attained one year of service, we match the contributions of participating employees on the basis specified by the plans, up to a maximum of 3% of participant compensation. We recorded total expense related to these plans in the amount of $5.3 million, $4.9 million and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the weighted-average shares outstanding used in the calculation of net income/(loss) per share:

	Years Ended December 31,
Weighted-Average Shares Outstanding	2014	2013	2012
Basic	110,537,992	107,952,327	105,582,736
Diluted effect of:
Restricted stock units	1,367,392	2,586,325	—
Performance-based restricted stock units	1,969,674	2,117,454	—
Stock options	469,382	416,573	—
Diluted	114,344,440	113,072,679	105,582,736

The following equity awards were not included in the diluted net income/(loss) per share calculation because they would have had an antidilutive effect:

	Years Ended December 31,
Antidilutive Equity Awards	2014	2013	2012
Restricted stock units	704,809	5,772	4,379,665
Performance-based restricted stock units	239,725	—	907,616
Stock options	—	200,409	3,009,654
Total	944,534	206,181	8,296,935

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions

Related Party Transactions with Travelport and its Subsidiaries

We had amounts due from Travelport of $15.5 million and $12.3 million at December 31, 2014 and 2013, respectively. Amounts due to or from Travelport are generally settled on a net basis.

At December 31, 2013, 48% of the shares of our common stock outstanding were beneficially owned by Travelport and the investment funds that indirectly own Travelport. In the second quarter and early third quarter of 2014, Travelport sold a majority of its shares of our common stock and after its secondary common stock offering on July 22, 2014, beneficially owns less than 1% of shares of our common stock as of December 31, 2014 and is no longer considered a related party (see Note 1 - Organization and Basis of Presentation in the Notes to Consolidated Financial Statements).

The following table summarizes the related party transactions with Travelport and its subsidiaries through July 22, 2014, reflected in our Consolidated Statements of Operations:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net revenue (a)	$54,969	$85,293	$98,113
Cost of revenue	59	(60)	250
Selling, general and administrative expense	—	116	260
Marketing expense	58	53	—
Interest expense (b)	—	4,106	6,706

(a)
Net revenue includes incentive revenue for segments processed through Galileo and Worldspan, both of which are subsidiaries of Travelport. This incentive revenue accounted for more than 10% of our total net revenue in 2012.

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

GDS Service Agreement

In connection with the IPO, we entered into the Travelport GDS Service Agreement, which terminated in February 2014. The Travelport GDS Service Agreement was structured such that we earned incentive revenue for each air, car and hotel segment that was processed through the Travelport GDSs. This agreement required that we process a certain minimum number of segments for our domestic brands through the Travelport GDSs each year. Our domestic brands were required to process a total of 27.8 million and 31.4 million segments through the Travelport GDSs during the years ended December 31, 2013 and 2012, respectively. Of the required number of segments, 16.0 million segments were required to be processed each year through Worldspan, and 11.8 million and 15.4 million segments were required to be processed through Galileo during the years ended December 31, 2013 and 2012, respectively. We were not subject to these minimum volume thresholds to the extent that we processed all eligible segments through the Travelport GDS.

In February 2014, the Company entered into an agreement with Travelport for the provision of GDS services, which terminated and replaced our prior Travelport GDS service agreement (the “New Travelport GDS Service Agreement”). Under the New Travelport GDS Service Agreement, Orbitz was obligated in 2014 to use only Travelport GDSs for all air and car segments booked on its domestic agencies and was subject to certain other exclusivity obligations for its segments booked in

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Europe and other markets as defined in the New Travelport GDS Service Agreement. The Company was required to pay a fee for each segment not booked through Travelport GDSs in 2014 subject to exclusivity obligations discussed above. However, beginning January 1, 2015, the Company is no longer subject to exclusivity obligations. Under the New Travelport GDS Service Agreement, beginning in 2015, we are obligated to provide certain levels of volume over the contract period and may be subject to pay shortfall payments in certain cases if we fail to meet volume commitments. The agreement terminates on December 31, 2018.

No payments were required to be made to Travelport related to the minimum segment requirements for our domestic and European brands for the years ended December 31, 2014, 2013 and 2012.

Corporate Travel Agreement

We provide corporate travel management services to Travelport and its subsidiaries.

16.	Fair Value Measurements

The following table shows the fair value of our assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2014 and 2013, which are classified as Other current assets, Other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	December 31, 2014				December 31, 2013
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)				(in thousands)
Assets:
Foreign currency derivative assets	$4,275	$4,275	$—	$—	$—	$—	$—	$—
Liabilities:
Foreign currency derivative liabilities	$—	$—	$—	$—	$1,412	$1,412	$—	$—
Interest rate swap liabilities	$1,723	$—	$1,723	$—	$1,205	$—	$1,205	$—

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

The carrying value of the Term Loan was $447.8 million at December 31, 2014, compared with a fair value of $442.2 million. At December 31, 2013, the carrying value of the Term Loan was $443.3 million, compared with a fair value of $446.8 million. The fair values were determined based on quoted market ask prices, which is classified as a Level 2 measurement.

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net revenue
United States	$674,079	$618,623	$562,026
All other countries	257,928	228,380	216,770
Total	$932,007	$847,003	$778,796

The table below presents property and equipment, net, by geographic area.

	December 31, 2014	December 31, 2013
	(in thousands)
Long-lived assets
United States	$106,816	$111,458
All other countries	5,016	4,687
Total	$111,832	$116,145

18.	Subsequent Events

As previously announced, on February 12, 2015, the Company, Expedia, Inc., (“Expedia”), and Xeta, Inc., an indirect wholly owned subsidiary of Expedia (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).

The Merger Agreement provides, subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”) among other things and, with the Company surviving the Merger as an indirect wholly owned subsidiary of Expedia. At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company outstanding immediately prior to the Effective Time (other than any shares owned by the Company, Expedia, Merger Sub or Merger Sub’s direct parent or any dissenting shares) will be automatically converted into the right to receive $12.00 in cash, without interest.

The Board of Directors of the Company by a unanimous vote of directors present approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of common stock of the Company. The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory clearances, the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications) and compliance with the covenants and agreements in the Merger Agreement in all material respects.
The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement to accept a superior proposal (subject to compliance with certain notice and other requirements). The Merger Agreement provides that, in connection with termination of the Merger Agreement by the Company or Expedia upon specified conditions, the Company will be required to pay to Expedia a termination fee of $57.5 million. If the Merger Agreement is terminated as a result of the failure to obtain competition law approvals or a legal prohibition related to competition law matters, a termination fee of $115.0 million will be payable by Expedia to the Company, subject to certain limitations. In addition, subject to certain exceptions and limitations, the Company or Expedia may terminate the Merger Agreement if the

ORBITZ WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger is not consummated by August 12, 2015 (or as such date may be extended pursuant to the terms of the Merger Agreement).

19.	Quarterly Financial Data (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share data)
Net revenue	$220,564	$253,135	$248,053	$210,255
Cost and expenses	198,582	227,510	224,547	199,358
Operating income	21,982	25,625	23,506	10,897
Net income/(loss)	7,296	9,037	6,881	(5,934)
Basic net income/(loss) per share	$0.07	$0.08	$0.06	$(0.05)
Diluted net income/(loss) per share	$0.06	$0.08	$0.06	$(0.05)

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013 (a)
	(in thousands, except per share data)
Net revenue	$197,426	$220,919	$225,798	$202,860
Cost and expenses	182,746	193,450	203,171	205,670
Operating income/(loss)	14,680	27,469	22,627	(2,810)
Net income	5,342	12,982	561	146,200
Basic net income per share	$0.05	$0.12	$0.01	$1.38
Diluted net income per share	$0.05	$0.11	$0.00	$1.34

(a)	During the three months ended March 31, 2013, we reversed $157.5 million in valuation allowance related to deferred tax assets (see Note 10 - Income Taxes).

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions	Balance at End of Period
	(in thousands)
Tax Valuation Allowance
Year Ended December 31, 2014	$108,560	$8,490		$(7,827)	(b)	$—	$109,223
Year Ended December 31, 2013	296,808	(165,764)	(a)	(22,484)	(b)	—	108,560
Year Ended December 31, 2012	298,860	(530)		(1,522)	(b)	—	296,808

(a)	Relates to the release of the valuation allowance on U.S. deferred tax assets.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures under Rules 13a-15(e) of the Exchange Act are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). Based on that evaluation, our management concluded that, as of December 31, 2014, our disclosure controls and procedures were effective. We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As of December 31, 2014, our management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria in Internal Control - Integrated Framework (2013), established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

On February 28, 2014, the Company closed on its acquisition of certain assets and contracts of the Travelocity Partner Network (“TPN”). TPN is included in the Company’s 2014 consolidated financial statements and represents approximately 5.6% of consolidated net revenue. Due to integration efforts, a separate balance sheet for TPN is no longer maintained. The

Company has excluded TPN from its annual assessment of, and conclusion on, the effectiveness of the Company’s internal control over financial reporting.

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
Chicago, Illinois

We have audited the internal control over financial reporting of Orbitz Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Travelocity Partner Network, which was acquired on February 28, 2014 and whose financial statements constitute 5.6% of consolidated net revenue for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Travelocity Partner Network. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated March 9, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 9, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” in the 2015 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

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

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation,” “Summary Compensation Table” and “Director Compensation” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Person Transactions” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance — Independence of Directors” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Deloitte & Touche LLP” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements: The following financial statements are included in Item 8 herein:

(a)(2)	Financial Statement Schedules: The following financial statement schedule is included in Item 8 herein:

Schedule II. Valuation and Qualifying Accounts	86
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

ORBITZ WORLDWIDE, INC

Date:	March 9, 2015	By:	/s/ Barney Harford
Barney Harford
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 9, 2015	By:	/s/ Barney Harford
Barney Harford
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 9, 2015	By:	/s/ Michael Randolfi
Michael Randolfi
Chief Financial Officer
(Principal Financial Officer)

Date:	March 9, 2015	By:	/s/ Thomas L. Kram
Thomas L. Kram
Group Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 9, 2015	By:	/s/ Scott Forbes
Scott Forbes
Chairman of the Board of Directors

Date:	March 9, 2015	By:	/s/ Gavin Baiera
Gavin Baiera
Director

Date:	March 9, 2015	By:	/s/ Martin J. Brand
Martin J. Brand
Director

Date:	March 9, 2015	By:	/s/ Mark S. Britton
Mark S. Britton
Director

Date:	March 9, 2015	By:	/s/ Kenneth S. Esterow
Kenneth S. Esterow
Director

Date:	March 9, 2015	By:	/s/ Robert L. Friedman
Robert L. Friedman
Director

Date:	March 9, 2015	By:	/s/ Bradley T. Gerstner
Bradley T. Gerstner
Director

Date:	March 9, 2015	By:	/s/ Kristina M. Leslie
Kristina M. Leslie
Director

EXHIBIT INDEX

Exhibit No.		Description

3.1
Amended and Restated Certificate of Incorporation of Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Orbitz Worldwide, Inc. Registration Statement on Form S-1 (Reg. No. 333-142797) filed on July 18, 2007).

3.2
Amended and Restated By-laws of Orbitz Worldwide, Inc., effective as of September 17, 2014 (incorporated by reference to Exhibit 3.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on September 23, 2014).

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

10	.2†
Credit Agreement, dated March 25, 2013, among Orbitz Worldwide, Inc., Credit Suisse AG, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other agents and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2013).

10.3
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

10.4
Refinancing Term Loan Amendment No. 2 and Replacement Revolving Credit Facility Amendment No. 1, dated as of April 15, 2014, to the Credit Agreement, dated as of March 25, 2013, among Orbitz Worldwide, Inc., Credit Suisse AG, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, JPMorgan Chase Bank, N.A. and SunTrust Bank, as L/C Issuers, and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2014).

10.5
Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on July 27, 2007).

10	.6*
Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended and restated, effective June 11, 2013 (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013).

10	.7*
Employment Agreement (including Form of Option Award Agreement), dated as of January 6, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.2 to Orbitz Worldwide, Inc. Current Report on Form 8-K filed on January 12, 2009).

10	.8*
Amendment to Employment Agreement, effective as of July 17, 2009, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.4 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).

10	.9*
Amendment No. 2 to Employment Agreement, effective as of July 17, 2010, by and between Orbitz Worldwide, Inc. and Barnaby Harford (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2010).

10	.10*
Letter Agreement dated June 18, 2010 by and between Orbitz Worldwide, Inc. and Chris Orton (incorporated by reference to Exhibit 10.70 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10	.11*
Amendment to Letter Agreement dated August 11, 2011 by and between Orbitz Worldwide, Inc. and Chris Orton (incorporated by reference to Exhibit 10.71 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10	.12*
Amendment to Letter Agreement, dated April 30, 2013, between Orbitz Worldwide, Inc. and Chris Orton (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013).

10	.13*
Letter Agreement, effective as of March 29, 2010, between Orbitz Worldwide, Inc. and Samuel M. Fulton (incorporated by reference to Exhibit 10.56 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

10	.14*
Amendment to Letter Agreement dated March 29, 2010 between Orbitz Worldwide, Inc. and Samuel M. Fulton (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 12, 2011).

Exhibit No.		Description
10	.15*
Letter Agreement, dated June 23, 2009, between Orbitz Worldwide, Inc. and Roger Liew (incorporated by reference to Exhibit 10.59 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10	.16*
Addendum to Offer Letter, dated July 2, 2009, between Orbitz Worldwide, Inc. and Roger Liew (incorporated by reference to Exhibit 10.60 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10	.17*
Amendment to Letter Agreement, dated October 3, 2012, between Orbitz Worldwide, Inc. and Roger Liew (incorporated by reference to Exhibit 10.61 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10	.18*
Amendment #2 to Letter Agreement, dated April 26, 2013, between Orbitz Worldwide, Inc. and Roger Liew (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013).

10	.19*
Letter Agreement, dated February 5, 2013, between Orbitz Worldwide, Inc. and Michael O. Randolfi (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2013).

10	.20*
Letter Agreement, dated June 28, 2012, between Orbitz Worldwide, Inc. and James F. Rogers (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2014).

10	.21*	Form of Restricted Stock Unit Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 25, 2008).
10	.22*
Form of CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2009).

10	.23*	Form of Stock Option Award Agreement (Executive Officers) - 2010 Stock Option Exchange (incorporated by reference to Exhibit (d)(3) to the Orbitz Worldwide, Inc. Schedule TO filed on May 3, 2010).
10	.24*
Form of Performance-Based Restricted Stock Unit Award Agreement (Chief Executive Officer) - 2010 Equity Grants (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).

10	.25*
Form of Performance-Based Restricted Stock Unit Award Agreement (Executive Officers) - 2010 Equity Grants (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 8, 2010).

10	.26*
Form of Performance-Based Restricted Stock Unit Award Agreement (Senior Vice Presidents) (incorporated by reference to Exhibit 10.9 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012).

10	.27*
Form of Performance-Based Restricted Stock Unit Award Agreement (Chief Executive Officer) - 2013 Equity Grants (incorporated by reference to Exhibit 10.6 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.28*
Form of Performance-Based Restricted Stock Unit Award Agreement (Senior Vice President) - 2013 Equity Grants (incorporated by reference to Exhibit 10.7 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.29*
Form of Restricted Stock Unit Award Agreement (Chief Executive Officer) - 2013 Equity Grants (incorporated by reference to Exhibit 10.9 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.30*
Form of Restricted Stock Unit Award Agreement (Senior Vice President and Group Vice President) - 2013 Equity Grants (incorporated by reference to Exhibit 10.10 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013)

10	.31*
Amended and Restated Orbitz Worldwide, Inc. Performance-Based Annual Incentive Plan, as amended and restated, effective June 12, 2012 (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on June 15, 2012).

10	.32*
Form of Performance-Based Restricted Stock Unit Award Agreement (Chief Executive Officer) - 2014 Equity Grants (incorporated by reference to Exhibit 10.2 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2014)

10	.33*
Form of Performance-Based Restricted Stock Unit Award Agreement (Senior Vice President) - 2014 Equity Grants (incorporated by reference to Exhibit 10.3 to the Orbitz Worldwide, Inc. Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2014)

Exhibit No.		Description
10	.34*
Orbitz Worldwide, Inc. Non-Employee Directors Deferred Compensation Plan, as amended and restated, effective January 1, 2013 (incorporated by reference to Exhibit 10.87 to the Orbitz Worldwide, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10	.35*	Form of Indemnity Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Orbitz Worldwide, Inc. Current Report on Form 8-K filed on December 18, 2007).
10	.36*	Orbitz Worldwide, Inc. Severance Plan for Group Vice Presidents and Senior Vice Presidents adopted on December 6, 2011 and amended and restated on February 4, 2015
21		List of Subsidiaries.
23		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Orbitz Worldwide, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS#	XBRL Instance Document
101	.SCH#	XBRL Taxonomy Extension Schema Document
101	.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

*	Indicates a management contract or compensatory plan or arrangement.

#
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.