Form 10-Q
period 2015-03-31
Orbitz Worldwide, Inc.
filed 2015-05-07
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

As of April 30, 2015, 111,723,746 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements that are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact. Forward-looking statements may relate to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our 2014 Annual Report on Form 10-K filed on March 9, 2015 with the Securities and Exchange Commission. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

The use of the words “we,” “us,” “our” “Orbitz” and “the Company” in this Quarterly Report on Form 10-Q refers to Orbitz Worldwide, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2015	2014
Net revenue	$220,205	$210,255
Cost and expenses:
Cost of revenue	72,483	42,745
Selling, general and administrative	70,649	66,242
Marketing	75,725	76,778
Depreciation and amortization	14,520	13,593
Total operating expenses	233,377	199,358
Operating income/(loss)	(13,172)	10,897
Other expense:
Net interest expense	(8,410)	(9,577)
Total other expense	(8,410)	(9,577)
Income/(loss) before income taxes	(21,582)	1,320
Provision/(benefit) for income taxes	(643)	7,254
Net loss	$(20,939)	$(5,934)

Net loss per share - basic and diluted:
Net loss per share	$(0.19)	$(0.05)
Weighted-average shares outstanding	111,591,355	109,593,798

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(20,939)	$(5,934)
Other comprehensive income/(loss):
Currency translation adjustment	7,199	(3,554)
Other comprehensive income/(loss)	7,199	(3,554)
Comprehensive loss	$(13,740)	$(9,488)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$317,025	$188,482
Accounts receivable (net of allowance for doubtful accounts of $1,401 and $1,541, respectively)	147,804	132,951
Prepaid expenses	10,866	10,039
Other current assets	16,770	17,560
Total current assets	492,465	349,032
Property and equipment (net of accumulated depreciation of $297,572 and $302,031, respectively)	109,396	111,832
Goodwill	351,098	351,098
Trademarks and trade names	89,515	89,890
Other intangible assets, net	1,222	1,300
Deferred income taxes, non-current	137,555	135,807
Restricted cash	95,216	97,810
Other non-current assets	38,361	39,200
Total Assets	$1,314,828	$1,175,969
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,044	$13,954
Accrued merchant payable	507,630	366,062
Accrued expenses	159,985	158,754
Deferred income	61,123	40,816
Term loan, current	17,700	25,871
Other current liabilities	2,385	1,544
Total current liabilities	767,867	607,001
Term loan, non-current	411,899	421,879
Tax sharing liability	63,187	61,289
Other non-current liabilities	14,780	14,702
Total Liabilities	1,257,733	1,104,871
Commitments and contingencies (see Note 4)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 111,740,055 and 110,758,513 shares issued, respectively	1,117	1,107
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,060,363	1,060,636
Accumulated deficit	(1,021,198)	(1,000,259)
Accumulated other comprehensive income	16,865	9,666
Total Shareholders’ Equity	57,095	71,098
Total Liabilities and Shareholders’ Equity	$1,314,828	$1,175,969

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2015	2014
Operating activities:
Net loss	$(20,939)	$(5,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,520	13,593
Non-cash net interest expense	2,453	2,850
Deferred income taxes	(1,275)	6,376
Stock compensation	2,942	2,885
Changes in assets and liabilities:
Accounts receivable	(17,189)	(54,559)
Accounts payable, accrued expenses and other current liabilities	9,981	2,512
Accrued merchant payable	144,862	174,447
Deferred income	21,204	24,462
Other	8,626	(10,165)
Net cash provided by operating activities	165,185	156,467
Investing activities:
Property and equipment additions	(12,562)	(7,714)
Acquisitions, net of cash acquired	—	(10,000)
Changes in restricted cash	1,427	(1,432)
Net cash used in investing activities	(11,135)	(19,146)
Financing activities:
Payments on term loans	(18,151)	(3,375)
Employee tax withholdings related to net share settlements of equity-based awards	(4,330)	(2,937)
Proceeds from exercise of employee stock options	1,125	90
Net cash used in financing activities	(21,356)	(6,222)
Effects of changes in exchange rates on cash and cash equivalents	(4,151)	1,046
Net increase in cash and cash equivalents	128,543	132,145
Cash and cash equivalents at beginning of period	188,482	117,385
Cash and cash equivalents at end of period	$317,025	$249,530
Supplemental disclosure of cash flow information:
Income tax payments, net	$799	$1,014
Cash interest payments	$6,060	$6,792
Non-cash investing activity:
Capital expenditures incurred not yet paid	$3,932	$338

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

On February 12, 2015, Orbitz Worldwide, Inc., Expedia, Inc. (“Expedia”), and Xeta, Inc., an indirect wholly owned subsidiary of Expedia (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

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

The Board of Directors of the Company by a unanimous vote of directors present approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The closing of the Merger is subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory clearances, the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications) and compliance with the covenants and agreements in the Merger Agreement in all material respects.
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

On March 25, 2015, each of Orbitz and Expedia received a request for additional information or materials (a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ pending review of the proposed merger.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current year presentation.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements present the accounts of Orbitz.com, ebookers and HotelClub and the related subsidiaries and affiliates of those businesses, collectively doing business as Orbitz Worldwide, Inc.

As mentioned above, the Company entered into an agreement on February 12, 2015, that, if consummated, would result in the Company becoming an indirect wholly-owned subsidiary of Expedia, Inc. The accompanying Condensed Consolidated Financial Statements do not reflect any effects that would result if the agreement is consummated.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Term Loan and Revolving Credit Facility

Our $530.0 million senior secured credit facility (the “Credit Agreement”) consists of a $450.0 million term loan (the “Term Loan”) maturing April 15, 2021 and a five year $80.0 million revolving credit facility maturing April 15, 2019 (the “Revolver”).

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

The principal amount of the Term Loan is payable in quarterly installments of $1.125 million, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loans (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain first lien leverage ratios) of the prior year’s excess cash flow, as defined in the Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights, and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement.

The change in the Term Loan during the three months ended March 31, 2015 was as follows:

Amount
(in thousands)
Balance at January 1, 2015 (current and non-current)	$447,750
Prepayment from excess cash flow (1)	(18,151)
Balance at March 31, 2015 (current and non-current)	$429,599

(1) Some lenders exercised the right to reject their pro rata share of the prepayment.

Based on our current financial projections for the year ending December 31, 2015, we estimate that we will be required to make a $17.7 million prepayment from excess cash flow in the first quarter of 2016. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of March 31, 2015. Prepayments from excess cash flow are applied to the scheduled quarterly Term Loan principal payments in order of maturity. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2016 is not reasonably estimable as of March 31, 2015.

At March 31, 2015, $200.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps, and $229.6 million had a variable rate based on LIBOR, resulting in a blended interest rate of 4.94%, excluding the impact of the amortization of debt issuance costs (see Note 6 - Derivative Financial Instruments).

The table below shows the aggregate maturities of the Term Loan over the remaining term of the Credit Agreement, excluding any mandatory prepayments from excess cash flow that could be required under the Term Loan in future periods.

Year	(in thousands)
2015	$—
2016	—
2017	—
2018	—
2019	4,349
Thereafter	425,250
Total	$429,599

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolver

The Revolver provides for borrowings and letters of credit up to $80.0 million, through which we are allowed to issue up to $55.0 million in letters of credit. The Revolver bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 3.00% per annum or the Base Rate plus a margin of 2.00% per annum. We pay a letter of credit fee in the amount of the Eurocurrency Rate on all outstanding letters of credit and we incur a facility fee of 0.50% per annum on all loans, letters of credit and any unused amounts on the Revolver. At March 31, 2015, there were no outstanding borrowings or letters of credit issued under the Revolver.

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

The Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness or enter into guarantees; enter into sale/leaseback transactions; make investments, loans or acquisitions; grant or incur liens on our assets; sell our assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments. The Credit Agreement requires us not to exceed a maximum first lien leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.

3.	Tax Sharing Liability

We have a liability included in our Condensed Consolidated Balance Sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of March 31, 2015, the estimated remaining payments that may be due under this agreement were approximately $96.2 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $80.5 million and $78.4 million at March 31, 2015 and December 31, 2014, respectively. The change in the tax sharing liability for the three months ended March 31, 2015 was as follows:

Amount
(in thousands)
Balance at January 1, 2015 (current and non-current)	$78,382
Accretion of interest expense (a)	2,108
Balance at March 31, 2015 (current and non-current)	$80,490

(a)	We accreted interest expense related to the tax sharing liability of $2.1 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $17.3 million and $17.1 million was included in Accrued expenses in our Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively. The long-term portion of the tax sharing liability of $63.2 million and $61.3 million was reflected as Tax sharing liability in our Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively.

4.	Commitments and Contingencies

Our contractual obligations as of March 31, 2015 did not materially change from the amounts set forth in our 2014 Annual Report on Form 10-K.

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other shareholder, commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of March 31, 2015

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and December 31, 2014, we had accruals of $2.9 million and $4.3 million related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Below, we have provided relevant information on these matters.

We are party to various cases brought by municipalities and other state and local governmental entities in the U.S. involving hotel occupancy or related taxes and our merchant hotel business model for hotel and car rental reservations. Most of the cases were brought simultaneously against other OTCs, including Expedia, Travelocity and Priceline. Certain of these cases are class actions, some of which have been confirmed on a state-wide basis and some which are purported. The cases allege, among other things, that we violated the jurisdictions’ hotel occupancy tax ordinances, as well as related sales and use taxes. While not identical in their allegations, the cases generally assert similar claims, including violations of local or state occupancy tax ordinances, failure to pay sales or use tax, and in some cases, violations of consumer protection ordinances, conversion, unjust enrichment, imposition of a constructive trust, demand for a legal or equitable accounting, injunctive relief, declaratory judgment, and civil conspiracy. The plaintiffs seek relief in a variety of forms, including: declaratory judgment, full accounting of monies owed, imposition of a constructive trust, compensatory and punitive damages, disgorgement, restitution, interest, penalties and costs, attorneys’ fees, and where a class action has been claimed, an order certifying the action as a class action. An adverse ruling in one or more of these cases could require us to pay tax retroactively and prospectively and possibly pay interest, penalties and fines. The proliferation of additional cases could result in substantial additional defense costs.

We have also been contacted by several municipalities or other taxing bodies concerning our possible obligations with respect to state or local hotel occupancy or related taxes. Some of these municipalities have issued notices of audit but have not issued assessments; others have issued assessments that are not administratively final; and some have issued assessments that are administratively final and are currently subject to judicial review. In addition to these matters, certain taxing authorities have filed suit against the OTCs without issuing audit notices or assessments.

•
Certain taxing authorities have not issued assessments, but have requested information to conduct an audit and/or have requested that the Company register to pay local hotel occupancy taxes. This group of taxing authorities includes 43 cities in California; the following cities in Colorado: Broomfield, Colorado Springs, Durango, Frisco, Glendale, Glenwood Springs, Golden, Grand Junction, Greeley, Greenwood Village, Lafayette, Lakewood, Littleton, Loveland, Silverthorne and Steamboat Springs; Arlington, Texas; Brunswick and Stanly, North Carolina; the following counties in Utah: Davis, Summit, Salt Lake and Weber; the Arizona Department of Revenue; the Ohio Department of Taxation; Paradise Valley, Arizona; various Alabama Municipalities; the Louisiana Department of Revenue; and the Vermont Department of Taxation.

•
The following taxing authorities have issued assessments which are not final and are subject to further review by such taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the City of Portland, Oregon, and Multnomah County, Oregon; and Lake County, Indiana. These assessments range from $0.02 million to approximately $5.8 million, and total approximately $9.7 million.

•
Assessments or declaratory rulings that are administratively final and subject to judicial review have been issued by the cities of San Francisco, Los Angeles, and San Diego, California; the city of Denver, Colorado; the counties of Miami-Dade, Broward and Osceola, Florida; the Indiana Department of Revenue; and the Hawaii Department of Taxation for merchant car reservations for the years 2002-2012, and merchant hotel reservations for the years 2012 and 2013. These assessments and declaratory rulings range from $0.2 million to approximately $16.9 million, and total approximately $47.5 million. Trial courts rejected the assessments in San Francisco and San Diego, California and Broward County, Florida. The Colorado Court of Appeals reversed the assessments against the OTCs in the City of Denver case. The final assessments by the county of Osceola, Florida, the county of Miami-Dade, Florida, the Indiana Department of Revenue, and Hawaii Department of Taxation for merchant car reservations for the years 2002-2012 and merchant hotel reservations for 2012-2013 have not yet been judicially reviewed.

On March 17, 2015, the Hawaii Supreme Court issued a ruling that addressed final assessments that had been issued by the Hawaii Department of Taxation for merchant hotel reservation for the years 2002 through 2011 that collectively amounted to $58.8 million against Orbitz for General Excise Tax (“GET”) and Transient Accommodations Taxes (“TAT”).
In 2013, the Hawaii Tax Court of Appeals (the “Tax Court”) held the OTCs liable for GET on the gross amounts of merchant hotel reservations that they facilitated during this time period, and required Orbitz to pay approximately $26.0 million into a contested litigation fund, pending the outcome of the appeal to the Hawaii Supreme Court. In the Hawaii Supreme Court’s

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 17, 2015 ruling, it affirmed in part and vacated in part the rulings of the Tax Court. The Hawaii Supreme Court affirmed the Tax Court’s ruling that the OTCs are not subject to Hawaii TAT. The Hawaii Supreme Court also affirmed the Tax Court’s ruling that the OTCs are liable for GET, and that the OTCs are subject to penalties and interest on those amounts. However, the Hawaii Supreme Court vacated the Tax Court’s ruling that OTCs are liable for GET on the gross amounts of the merchant model hotel reservations they facilitate, and instead ruled the OTCs are liable only on their markup and service fees. The Hawaii Supreme Court has remanded this case to the Tax Court to calculate damages consistent with the Hawaii Supreme Court’s decision.

When the case is remanded, we estimate that the Tax Court will find Orbitz’s liability for the 2002-2011 merchant hotel assessments to be approximately $4.8 million. We previously paid $26 million to Hawaii and had expensed a portion of that payment. We currently estimate that we will obtain a refund of approximately $22.3 million, which includes a refund of credits previously paid to Hawaii under the Tax Court’s ruling, and interest on that money.

The Hawaii Department of Taxation has issued three assessments that have not yet been finally resolved. These are assessments on merchant hotel reservations for 2012 in the amount of $16.9 million; on merchant hotel and car rental reservations for 2013 in the amount of $14.6 million; and for merchant car rental reservations for the 2002-2012 time period in the amounts of $3.4 million against each of the Orbitz entities. (Based on Hawaii’s past merchant model hotel assessments, Orbitz believes that Hawaii’s rental car assessments represent an aggregate of $3.4 million total against the Orbitz entities for the time period). We anticipate that the Hawaii Supreme Court’s March 17, 2015 ruling will substantially reduce Orbitz’s potential liability for these assessments.

The OTCs, including Orbitz, have prevailed in the large majority of hotel tax cases that have been decided to date, having obtained favorable judgments in more than two dozen cases. However, in addition to the decision by the Hawaii Supreme Court that the OTCs owe GET on their markups and fees for merchant model hotel reservations, there have been two adverse lower court decisions against Orbitz and the other OTCs that, if affirmed, could result in significant liability to the Company.

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

In an unrelated matter, Trilegiant Corporation filed an action for breach of contract and declaratory judgment in the Supreme Court of New York against us, alleging that we are obligated to make a series of termination payments arising out of a promotion agreement that we terminated in 2007. In 2007, we accrued the present value of the termination payments and in 2010 we ceased making termination payments due to a dispute with Trilegiant. On October 7, 2013, the Court denied Orbitz’s motion for summary judgment on one of its affirmative defenses, and on December 24, 2013, the court rejected most of our

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining defenses. On August 22, 2014, the court denied Orbitz’s remaining affirmative defenses. On January 15, 2015, the New York Supreme Court, Appellate Division, First Department heard oral argument on Orbitz’s first two appeals relating to certain of its affirmative defenses. On February 19, 2015, the First Department affirmed the Supreme Courts’ October 7, 2013 and December 24, 2013 rulings. On February 23, 2015, Orbitz filed its appellate brief relating to the Supreme Court’s August 22, 2014 order. On March 20, 2015, Orbitz filed a motion for reargument of the First Department’s February 19, 2015 ruling, As of March 31, 2015 we had an accrual totaling $13.7 million, which includes $2.0 million for potential interest. The parties have a dispute as to the rate of prejudgment interest. Trilegiant has asserted an applicable rate of 9%, and as of October 2014, was seeking approximately $3.1 million in interest. Although we believe we will prevail on this issue, it is possible that the Court will determine that the higher rate of interest applies, and if it does, we estimate that we would owe approximately $3.7 million in interest.

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

The following table shows the amount of letters of credit and similar instruments outstanding by facility, as well as the amounts of our restricted cash balances:

	March 31, 2015		December 31, 2014
	Letters of Credit and Other Credit Support	Restricted Cash	Letters of Credit and Other Credit Support	Restricted Cash
	(in thousands)
Multi-currency letter of credit facility	$1,231	$1,405	$2,892	$3,176
Uncommitted letter of credit facilities and surety bonds	94,434	93,811	98,406	94,634
Total	$95,665	$95,216	$101,298	$97,810

Total letter of credit fees were less than $0.1 million for both the three months ended March 31, 2015 and 2014.

Continuity Incentives
In conjunction with the Merger, the Company has offered key employees a continuity incentive for continuing employment through the closing date and beyond. The incentives will be paid 50% on the closing date of the Merger and 50% will be paid 180 days after the closing date of the transaction (or upon involuntary termination, if applicable). The incentives will not be paid if the transaction is not consummated and therefore the Company has not recorded any liability related to the incentives.

5.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. As of March 31, 2015, 3,623,508 shares were available for future issuance under the Plan.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

We granted 746,001 restricted stock units (“RSUs”) during the three months ended March 31, 2015, with a weighted-average grant date fair value per share of $11.48. The fair value of RSUs is amortized on a straight-line basis over the requisite service period of four years.

Non-Employee Directors Deferred Compensation Plan

We granted 2,411 deferred stock units to our non-employee directors during the three months ended March 31, 2015 with a weighted-average grant date fair value per share of $11.67. These deferred stock units are issued as RSUs under the Plan and are immediately vested and non-forfeitable and expensed on the grant date at their fair value.

Compensation Expense

We recognized total equity-based compensation expense of $2.9 million for both the three months ended March 31, 2015 and 2014. As of March 31, 2015, a total of $23.7 million of unrecognized compensation costs related to unvested RSUs, unvested stock options and unvested performance-based restricted stock units are expected to be recognized over the remaining weighted-average period of 2.9 years.

6.	Derivative Financial Instruments

Interest Rate Hedges

At March 31, 2015, we had the following interest rate swaps outstanding that effectively convert $200.0 million of the term loan from a variable interest rate to a fixed interest rate. We will pay a fixed interest rate on the notional amount and in exchange receive a variable interest rate based on the one-month LIBOR rate. We do not use derivatives for speculative or trading purposes.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	August 29, 2014	August 31, 2016	1.11%	One-month LIBOR
$100.0 million	August 29, 2014	August 31, 2016	1.15%	One-month LIBOR

We entered into interest rate derivative contracts to protect against volatility of future cash flows of the variable interest payments related to our term loan. These derivative contracts are economic hedges and are not designated as cash flow hedges. We mark-to-market these instruments and record the changes in the fair value of these items in Net interest expense in the Company’s Condensed Consolidated Statements of Operations and recognize the unrealized gain or loss in Other non-current assets or liabilities. Unrealized losses of $1.9 million and $1.6 million were recognized at March 31, 2015 and 2014, respectively.

The following table summarizes the location and fair value of derivative instruments on the Company’s Condensed Consolidated Balance Sheets.

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in thousands)
Interest rate swaps not designated as hedging instruments	Other non-current liabilities	$1,866	$1,723

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in exchange rates associated with foreign currency receivables, payables and intercompany transactions. We primarily hedge our foreign currency exposure to the Australian dollar and several currencies in Europe. As of March 31, 2015, we had foreign currency contracts outstanding with a

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total net notional amount of $201.8 million, all of which subsequently matured. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of Selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$4,189	$4,275

The following table shows the changes in the fair value of our foreign currency contracts, which were recorded as a gain/(loss) in Selling, general and administrative expense in our Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2015	2014
	(in thousands)
Foreign currency hedges (a)	$3,816	$(4,869)

(a)
We recorded transaction gains/(losses) associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $(4.7) million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively. These transaction gains and losses were included in Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The net impact of these transaction gains and losses, together with the gains and losses incurred on our foreign currency hedges, were losses of $0.9 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively.

The tables below show the gross and net amounts related to derivatives eligible for offset in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. The gross asset amount of the derivative listed below is the maximum loss the Company would incur if the counterparties failed to meet their obligation.

	Gross Amounts of Recognized Liabilities	Gross Asset Recognized as an Offset	Net Liabilities (Assets)Included in the Condensed Consolidated Balance Sheets
	(in thousands)

March 31, 2015	$4,042	$(6,365)	$(2,323)
December 31, 2014	$2,947	$(5,499)	$(2,552)

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income (“AOCI”) is comprised of currency translation adjustments. The change in AOCI by component for the three months ended March 31, 2015 and 2014 was as follows:

	Currency Translation Adjustment
	2015	2014
	(in thousands)
Balance at January 1,	$9,666	$3,016
Other comprehensive income/(loss) before reclassifications	7,199	(3,554)
Net current-period other comprehensive income/(loss)	7,199	(3,554)
Balance at March 31,	$16,865	$(538)

8.	Net Loss per Share

We calculate basic net loss per share by dividing the net loss for the period by the weighted-average number of shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by the application of the treasury stock method.

The following table presents the weighted-average shares outstanding used in the calculation of net loss per share:

	Three Months Ended March 31,
Weighted-Average Shares Outstanding	2015	2014
Basic	111,591,355	109,593,798
Diluted effect of:
Restricted stock units	—	—
Performance-based restricted stock units	—	—
Stock options	—	—
Diluted	111,591,355	109,593,798

The following equity awards were not included in the diluted net loss per share calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
Antidilutive Equity Awards	2015	2014
Restricted stock units	4,353,449	4,200,419
Performance-based restricted stock units	2,052,976	3,197,276
Stock options	1,052,973	1,232,861
Total	7,459,398	8,630,556

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Fair Value Measurements

The following table shows the fair value of our assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, which are classified as Other current assets, Other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2015				December 31, 2014
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Foreign currency derivative assets	$4,189	$4,189	$—	$—	$4,275	$4,275	$—	$—
Liabilities:
Interest rate swap liabilities	$1,866	$—	$1,866	$—	$1,723	$—	$1,723	$—

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

The carrying value of the Term Loan was $429.6 million at March 31, 2015, compared with a fair value of $430.1 million. At December 31, 2014, the carrying value of the term loans as part of the Credit Agreement was $447.8 million compared with a fair value of $442.2 million. The fair values were determined based on quoted market prices, which is classified as a Level 2 measurement.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

We recorded a tax benefit of $0.6 million for the three months ended March 31, 2015, compared with tax expense of $7.3 million for the three months ended March 31, 2014. The decrease in tax expense in the three months ended March 31, 2015 compared with the same period in 2014 was primarily due to lower U.S. based income. The net deferred tax assets at March 31, 2015 and December 31, 2014 amounted to $147.4 million and $146.3 million, respectively. The substantial majority of the net deferred tax assets relate to U.S. federal taxes. The tax provision/benefit is disproportionate to pre-tax book income/loss due to the valuation allowances which still remain with respect to the majority of our non-U.S. operations.
We have established a liability for future income tax contingencies and liabilities, referred to as unrecognized tax benefits, of $3.3 million for both March 31, 2015 and December 31, 2014, that management believes to be adequate. This liability represents the additional taxes that may be paid when the related items are resolved. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $3.3 million at both March 31, 2015 and December 31, 2014. During the next twelve months, we anticipate no reduction to this liability due to the lapsing of statutes of limitations, which would affect our effective tax rate.

In computing the tax provision for the three months ended March 31, 2015, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2015. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three months ended March 31, 2015, and are expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2015 or expect to recognize a deferred tax asset related to such losses at December 31, 2015. Our effective tax rate differs significantly from the U.S. federal statutory rate, as we have not recognized any tax benefit for losses in certain jurisdictions that we expect will not be realized and for which we have previously established a valuation allowance against the deferred tax assets.

11. Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 will have a material impact on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have an impact on its consolidated financial statements.
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

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and our 2014 Annual Report on Form 10-K filed on March 9, 2015, with the SEC.

EXECUTIVE OVERVIEW

General

On February 12, 2015, the Company, Expedia, Inc., and Xeta, Inc., an indirect wholly owned subsidiary of Expedia Inc. entered into an Agreement and Plan of Merger (the “Merger”) (see Note 1 - Basis of Presentation). The following discussion excludes any impact that may result from the Merger Agreement.

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

Industry Trends
Our position in the industry is affected by the industry-wide trends discussed below, as well as a number of factors specific to our global operations and supplier relationships. In addition, the perceived uncertainty about the state of the global economy, may create uncertainty and volatility in the travel market.

Worldwide travel was estimated to be a $1.3 trillion industry in 2014 and has been characterized by rapid and significant transformation, driven by changes in demographic trends, globalization and higher consumer discretionary spending. The travel industry continues to benefit from increasing internet usage and higher online and mobile booking penetration rates. We compete in various geographic markets, with our primary markets being the United States, Europe and the Asia Pacific region. Internationally, approximately one third of travel sales are transacted online and the market is highly fragmented, which represents a significant opportunity for us. Phocuswright estimates that online travel bookings will grow approximately 11% annually from $402 billion in 2013 to $492 billion in 2015 with annual growth of 6% in the United States, 8% in Europe and 15% in the Asia Pacific region. (Phocuswright, Global Online Travel Overview, 3rd ed.).

In Europe, OTCs represent 39% of the online travel market with gross bookings of approximately $50 billion (Phocuswright, European Online Travel Overview 10th ed.), while OTCs account for 36% of the Asia Pacific online travel market with gross bookings of approximately $30 billion in 2013 (Phocuswright, Asia Pacific Online Travel Overview, 7th ed.)
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

RESULTS OF OPERATIONS

	Three months ended March 31,		Increase/ (Decrease)
	2015	2014	$	%
	(in thousands)
Net revenue	$220,205	$210,255	$9,950	5%
Cost and expenses:
Cost of revenue	72,483	42,745	29,738	70%
Selling, general and administrative	70,649	66,242	4,407	7%
Marketing	75,725	76,778	(1,053)	(1)%
Depreciation and amortization	14,520	13,593	927	7%
Total operating expenses	233,377	199,358	34,019	17%
Operating income/(loss)	(13,172)	10,897	(24,069)	**
Other expense:
Net interest expense	(8,410)	(9,577)	1,167	(12)%
Total other expense	(8,410)	(9,577)	1,167	(12)%
Income/(loss) before income taxes	(21,582)	1,320	(22,902)	**
Provision/(benefit) for income taxes	(643)	7,254	(7,897)	**
Net loss	$(20,939)	$(5,934)	$(15,005)	>100%

** Not meaningful.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three months ended March 31, 2015 and 2014. Gross bookings, transactions and stayed hotel room nights not only have an impact on our net revenue trends, but these metrics also provide insight to changes in overall travel demand, both industry-wide and specific to our websites. Air gross bookings include only standalone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three months ended March 31,		Increase/ (Decrease)
	2015	2014	$	%
	(in thousands)
Gross bookings:
Domestic	$2,651,075	$2,477,810	$173,265	7%
International	566,668	704,704	(138,036)	(20)%
Total gross bookings	$3,217,743	$3,182,514	$35,229	1%

Standalone air	$1,944,940	$1,953,324	$(8,384)	—%
Non-air	1,272,803	1,229,190	43,613	4%
Total gross bookings	$3,217,743	$3,182,514	$35,229	1%

Net revenue:
Hotel	$83,800	$67,234	$16,566	25%
Air	63,202	70,228	(7,026)	(10)%
Vacation package	30,234	32,912	(2,678)	(8)%
Advertising and media	15,347	14,586	761	5%
Other	27,622	25,295	2,327	9%
Total net revenue	$220,205	$210,255	$9,950	5%

Net revenue:
Domestic	$172,410	$154,609	$17,801	12%
International	47,795	55,646	(7,851)	(14)%
Total net revenue	$220,205	$210,255	$9,950	5%

Transaction and hotel room night growth/(decline):

Booked transactions	8%	(1)%
Stayed hotel room nights	13%	12%

Gross Bookings

The increase in domestic gross bookings for the three months ended March 31, 2015 was driven by higher volume for air, hotel and car rentals, partially offset by lower average booking values for air, vacation packages and car rentals. The decrease in international gross bookings for the three months ended March 31, 2015 was driven by lower volume for air and vacation packages and lower average booking values for air, hotel and vacation packages, partially offset by higher average booking values for hotel. The strength in the U.S. dollar contributed approximately 12 percentage points of the overall 20 percentage point decline in international gross bookings. The acquisition of certain assets and contracts of Travelocity Partner Network (“TPN”), which closed on February 28, 2014, contributed approximately 5 percentage points of gross bookings growth compared with the prior year period.

Net Revenue

Net revenue increased $10.0 million, or 5%, for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. Excluding the impact of foreign exchange fluctuations, net revenue increased by $16.8 million for the three months ended March 31, 2015 from the comparable prior year period. The TPN acquisition contributed approximately 5 percentage points to year-over-year net revenue growth for the three months ended March 31, 2015 compared with the prior year period.

Hotel.  Net revenue from hotel bookings increased $16.6 million, or 25%, for the three months ended March 31, 2015, compared with the three months ended March 31, 2014. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $18.7 million for the three months ended March 31, 2015 from the comparable prior year period. Domestic hotel net revenue for the three month period increased due to higher volume and higher net revenue per transaction. International hotel net revenue for the three month period decreased due to lower net revenue per transaction, largely offset by growth in hotel volume. The TPN acquisition contributed approximately 8 percentage points to year-over-year standalone hotel net revenue growth for the three months ended March 31, 2015 compared with the prior year period.

Air.  Net revenue from air bookings decreased $7.0 million, or 10%, for the three months ended March 31, 2015, as compared with the three months ended March 31, 2014. Excluding the impact of foreign exchange fluctuations, air net revenue decreased $4.2 million for the three months ended March 31, 2015 from the comparable prior year period. Domestic air net revenue decreased for the three months ended March 31, 2015, as compared with the three months ended March 31, 2014, due to lower net revenue per transaction, partially offset by higher volume. International air net revenue decreased for the three months ended March 31, 2015, as compared with the three months ended March 31, 2014, due to lower volume and lower net revenue per transaction largely as a result of foreign exchange rates. The TPN acquisition contributed approximately 5 percentage points to year-over-year standalone air net revenue growth for the three months ended March 31, 2015 compared with the prior year period.

Vacation package.  Net revenue from vacation package bookings for the three months ended March 31, 2015 decreased $2.7 million, or 8%, as compared with the three months ended March 31, 2014. Excluding the impact of foreign currency fluctuations, net revenue from vacation packages decreased $1.7 million for the three months ended March 31, 2015, from the comparable prior year period. For the three months ended March 31, 2015, as compared with the three months ended March 31, 2014, domestic vacation package net revenue decreased due primarily to lower volume, while net revenue per transaction remained flat, and international vacation package net revenue decreased due to lower net revenue per transaction largely as a result of exchange rates and lower volume. The TPN acquisition contributed approximately 2 percentage points to year-over-year vacation package net revenue growth for the three months ended March 31, 2015 compared with the prior year period.

Advertising and media.  Advertising and media net revenue increased $0.8 million, or 5%, for the three months ended March 31, 2015, from the comparable prior year period. Excluding the impact of foreign currency fluctuations, advertising and media net revenue increased $1.0 million for the three months ended March 31, 2015 from the comparable prior year period. The increase for the three months ended March 31, 2015, compared with the comparable prior year period, was largely due to an increase in pay-per-click and other performance advertising, partially offset by lower display advertising.

Other.  Other net revenue is composed primarily of net revenue from travel insurance, car bookings, cruise bookings and attraction and services. Other net revenue increased $2.3 million, or 9%, for the three months ended March 31, 2015, as compared with the three months ended March 31, 2014. Excluding the impact of foreign currency fluctuations, other net revenue increased $3.0 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The increase in other revenue for the three months ended March 31, 2015 was due largely to higher car rental net revenue compared with the same period in 2014. The TPN acquisition contributed approximately 5 percentage points to year-over-year other net revenue growth for the three months ended March 31, 2015 compared with the prior year period.

Costs and Expenses

Cost of Revenue

Our cost of revenue is composed of costs to operate our customer service call centers, credit card and other payment processing fees and other costs, which include customer refunds, fraudulent transactions and other charge-backs, hosting costs and connectivity and other processing costs.

	Three months ended March 31,		Increase/ (Decrease)
	2015	2014	$	%
Cost of revenue:	(in thousands)
Customer service costs	$21,122	$14,891	$6,231	42%
Credit card processing fees	19,311	18,865	446	2%
Other	32,050	8,989	23,061	>100%
Total cost of revenue	$72,483	$42,745	$29,738	70%

Cost of revenue increased $29.7 million (a $31.1 million increase excluding the impact of foreign currency fluctuations), including an increase of $5.8 million related to TPN, for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The increase was driven by higher fraudulent transaction expense of $23.5 million, an increase in customer service costs of $6.2 million and higher customer refunds of $1.3 million, partially offset by a $1.9 million decrease in connectivity and processing costs.

The higher fraudulent transaction expense reflects a significant increase in fraudulent transactions in the first quarter of 2015 compared to previous quarters. Fraudulent transactions—transactions where unauthorized payment sources are used to purchase travel products and services—and the resulting fraudulent transaction losses increased within a very short time-frame. We have taken extensive action designed to increase our ability to identify, process, mitigate and prevent fraudulent transactions in the future. The actions include implementing technology to reduce fraudulent transactions at the time of booking, significantly increasing the staff assigned to review potential fraudulent bookings, modifying fraudulent transaction risk assessment criteria and disallowing certain transaction types that have experienced a much higher rate of incidence. Although we expect these actions to decrease our fraudulent transaction losses in future periods, we expect fraudulent transaction losses for upcoming quarters will likely exceed each comparable quarter in 2014. The timing of decreasing fraudulent transaction losses will depend upon the timing of, and our success in, effectively implementing the mitigating actions and the extent to which fraudulent transactions increase generally.

Selling, General and Administrative

Our selling, general and administrative expense is composed of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include professional fees, foreign currency transaction and hedging expense and other administrative costs.

	Three months ended March 31,		Increase/ (Decrease)
	2015	2014	$	%
Selling, general and administrative:	(in thousands)
Wages and benefits (a)	$41,664	$39,895	$1,769	4%
Contract labor (a)	5,998	4,818	1,180	24%
Network communications, systems maintenance and equipment	6,351	6,253	98	2%
Other	16,636	15,276	1,360	9%
Total selling, general, and administrative	$70,649	$66,242	$4,407	7%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $4.4 million (a $7.0 million increase excluding the impact of foreign currency fluctuations), including an increase of $2.3 million related to TPN, for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. This increase was driven primarily by a $4.9 million increase in professional fees and other costs related to the Merger (see Note 1 - Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements) and the previously mentioned TPN increase, partially offset by lower foreign exchange losses of $1.2 million, and higher capitalized wages and benefits of $1.2 million.

Marketing

Our marketing expense is primarily composed of online marketing costs, such as search engine marketing and travel research; offline marketing costs, such as television, radio and print advertising; and commissions to affiliates, including distribution partners. Our online marketing spending is significantly greater than our offline marketing spending. Marketing expense decreased $1.1 million, or 1%, including an increase of $1.1 million related to TPN, for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The decrease in marketing expense was due largely to a decrease in search engine marketing, partially offset by higher commissions to our distribution partner affiliates. Excluding the impact of foreign currency fluctuations, marketing expense increased $2.8 million for the three months ended March 31, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million, driven by an increase of $0.7 million related to TPN for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The impact of changes in foreign currency translation rates was not significant.

Net Interest Expense

Net interest expense decreased $1.2 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The decrease in net interest expense was largely due to a lower effective interest rate on the term loan as a result of the amendment to the credit agreement in April 2014. For the three months ended March 31, 2015, the weighted average interest rate of the term loans was 98 basis points lower than the same period in 2014 and the average principal balance of the debt outstanding was $1.4 million higher compared with the same period in 2014.

See Note 2 - Term Loan and Revolving Credit Facility of the Notes to the Condensed Consolidated Financial Statements.

Provision for Income Taxes

We recorded a tax benefit of $0.6 million for the three months ended March 31, 2015 and tax expense of $7.3 million for the three months ended March 31, 2014. The decrease in tax expense in the three months ended March 31, 2015 compared with the same period in 2014 was primarily due to lower U.S.-based income. The tax provision/benefit is disproportionate to pre-tax book income/loss due to the valuation allowances which still remain with respect to the majority of our non-U.S. operations.

As of March 31, 2015, the valuation allowance for our deferred tax assets was $103.4 million, which related primarily to foreign jurisdictions. We have maintained full valuation allowances in the foreign jurisdictions for which we had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required and if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

Seasonality

Our businesses experience seasonal fluctuations in the demand for the products and services we offer. The majority of our customers book leisure travel rather than business travel. Gross bookings for leisure travel are generally highest in the first half of the year as customers plan and book their spring and summer vacations. Cash is received upon booking for the majority of transactions on our websites and net revenue for non-air transactions is generally recognized when the travel takes place and typically lags bookings by several weeks or longer. As a result, our cash receipts are generally highest in the first half of the year and our net revenue is typically highest in the second and third quarters. Fluctuations in the travel products our suppliers make available to us for booking, the change in mix between our international and domestic operations or a change in our product mix may also affect our seasonality.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, our cash and cash equivalents and availability under the Credit Agreement, which includes an $80.0 million revolving credit facility (the “Revolver”) through which we are allowed to issue up to $55.0 million in letters of credit (See Note 2 - Term Loan and Revolving Credit Facility of the Notes to the Condensed Consolidated Financial Statements). At March 31, 2015, our cash and cash equivalents amounted to $317.0 million. At March 31, 2015, there were no outstanding borrowings or letters of credit issued under the Revolver. Letters of credit that are issued under the Revolver would reduce the amount available for borrowings. Total available liquidity from cash and cash equivalents and the Revolver was $397.0 million at March 31, 2015.

We require letters of credit and similar instruments to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations. At March 31, 2015 and December 31, 2014, we had $95.7 million and $101.3 million, respectively, of outstanding letters of credit and similar instruments. In addition, we may continue to be required to provide financial security or pay deposits to municipalities in order to challenge assessments in court for hotel tax proceedings, which could negatively affect our cash flow and liquidity. For further details, see Note 4 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Currently, except for the letter of credit availability under the Revolver, most of our letters of credit and similar instruments require cash collateral support, which is recorded as Restricted Cash on our Condensed Consolidated Balance Sheets. We believe we have adequate letter of credit availability to support our expected requirements for the foreseeable future.

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

As of March 31, 2015, we had a working capital deficit of $275.4 million compared with a deficit of $258.0 million as of December 31, 2014. The working capital deficit at March 31, 2015 was $17.4 million higher than December 31, 2014 due to the changes in the timing of cash receipts and payments, partially offset by the lower current portion of the term loan of $8.2 million and decrease in restricted cash of $2.6 million (increase in cash).

We generated positive cash flow from operations for each of the years ended December 31, 2010 through December 31, 2014 and for the three months ended March 31, 2015 despite experiencing net losses in several of these periods, and we expect annual cash flow from operations to remain positive for the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures, cash collateralize letters of credit and meet our other cash operating needs. For the year ending December 31, 2015, we expect our capital expenditures to be between $57 million and $63 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock.

With respect to both our short- and long-term liquidity needs, we currently believe that cash flow generated from operations, cash on hand and borrowing availability under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations. See Note 2 - Term Loan and Revolving Credit Facility of the Notes to the Condensed Consolidated Financial Statements.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2015	2014
	(in thousands)
Beginning cash and cash equivalents	$188,482	$117,385
Cash provided by/(used in):
Operating activities	165,185	156,467
Investing activities	(11,135)	(19,146)
Financing activities	(21,356)	(6,222)
Effect of changes in exchange rates on cash and cash equivalents	(4,151)	1,046
Net increase in cash and cash equivalents	128,543	132,145
Ending cash and cash equivalents	$317,025	$249,530

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

We generated cash flow from operations of $165.2 million for the three months ended March 31, 2015 compared with $156.5 million for the three months ended March 31, 2014. Cash flow from operations for the three months ended March 31, 2015 was affected by lower accounts receivable of $37.4 million, increased accounts payable, accrued expenses and other current liabilities of $7.5 million, and the effect of foreign exchange contract fair values and rates on other assets and liabilities, offset by a larger loss of $15.0 million and lower accrued merchant payables of $29.6 million, as compared with the same period in 2014.

Investing Activities

Cash flow used in investing activities decreased $8.0 million to $11.1 million for the three months ended March 31, 2015 from $19.1 million for the three months ended March 31, 2014. This change was due primarily to the $10.0 million acquisition of TPN in the first quarter of 2014 and the decrease in use of restricted cash of $2.9 million, which was partially offset by the increase in property and equipment additions of $4.9 million in the three months ended March 31, 2015, as compared with the prior year period.

Financing Activities

Cash flow used in financing activities increased $15.1 million to $21.4 million for the three months ended March 31, 2015 from $6.2 million for the three months ended March 31, 2014. This increase was due primarily to higher net repayments of $14.8 million on our term loan in the three months ended March 31, 2015 compared with the same period last year.

Financing Arrangements

Our $530.0 million senior secured credit facility (the “Credit Agreement”) consists of a $450.0 million term loan (the “Term Loan”) maturing April 15, 2021 and a five year $80.0 million revolving credit facility maturing April 15, 2019 (the “Revolver”).

The Term Loan and the Revolver bear interest at a variable rate, at our option, of the Eurocurrency Rate or the Base Rate, plus a margin. The Credit Agreement requires us not to exceed a maximum first lien leverage ratio of 5.00 to 1, as defined in the Credit Agreement. As of March 31, 2015, we were in compliance with the financial covenant and other conditions of the Credit Agreement and expect to be in compliance for the foreseeable future.

The Term Loan is payable in quarterly installments of $1.125 million, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loan: (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving a certain leverage ratio) of the prior year’s excess cash flow, as defined in the Credit Agreement; (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights; and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement.

Based on our current financial projections for the year ended December 31, 2015, we estimate that we will be required to make a $17.7 million prepayment related to excess cash flow in the first quarter of 2016. The amount of the prepayment required is subject to change based on actual financial results, which could differ materially from our financial projections as of March 31, 2015. Prepayments from excess cash flow are applied to the scheduled Term Loan payments in order of maturity. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2016 is not reasonably estimable as of March 31, 2015.

We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of term loan proceeds designated to be used to cash collateralize letters of credit or similar instruments, our Revolver, through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit, and cash from our balance sheet which we can use to support letters of credit and similar instruments.

Financial Obligations

Commitments and Contingencies

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, antitrust, intellectual property and other commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 4 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements).

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

Contractual Obligations

Our contractual obligations as of March 31, 2015 did not materially change from the amounts set forth in our 2014 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2014 Annual Report on Form 10-K for a discussion of these judgments, estimates and assumptions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2015 from the 2014 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a full discussion of our market risk as of December 31, 2014, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Annual Report on Form 10-K.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used March 31, 2015 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $10.7 million at March 31, 2015 compared with $4.9 million at December 31, 2014. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous.

The effect of a hypothetical 10% adverse change in market rates of interest would have no impact to interest expense at March 31, 2015. Although our Term Loan bears interest at a variable rate plus a margin, the current variable rate based on LIBOR is below the minimum rate that would be required to alter the rate under the Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The acquisition of TPN and related integration efforts may have an impact on our internal control over financial reporting. As of March 31, 2015, many aspects of our internal control over financial reporting have been implemented with respect to TPN integration efforts.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended March 31, 2015, except as described below, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject. In addition, there were no material developments in the legal proceedings previously reported in our 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as described below.

Litigation Relating To Hotel Taxes

Hawaii: On March 17, 2015, the Hawaii Supreme Court affirmed the decision of the Hawaii Tax Court of Appeals to the extent that it held that the Transient Accommodations Tax does not apply to OTCs. It also affirmed the decision of the Tax Court of Appeals that OTCs are liable for General Excise Tax, but vacated the Tax Court’s decision to the extent that the Tax Court held that GET is owed on amounts other than the OTCs’ markup and service fees. On March 27, 2015, the Hawaii Department of Taxation filed a motion for reconsideration of the Hawaii Supreme Court’s March 17, 2015 decision. On April 2, 2015, the Hawaii Supreme Court denied the Hawaii Department of Taxation’s motion for reconsideration.

City of Columbia, South Carolina: On April 6, 2015, the Court of Common Pleas for the Ninth Judicial Circuit, South Carolina, entered a final order approving the parties’ class action settlement.

Patent Litigation

Ameranth Inc. v. Orbitz LLC: On March 20, 2015, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademarks office issued its final written decisions on the petitions that Orbitz filed in 2014 seeking review of the validity of two of Ameranth’s asserted patents (Nos. 6,384,850, and 6,871,325) under the Transitional Program for Covered Business Method (“CBM”) Patents, The PTAB held that all of the instituted claims in both patents are unpatentable.

uLogin LLC v. Orbitz Worldwide Inc. and Orbitz LLC: On April 23, 2015, uLogin LLC sued Orbitz in the Eastern District of Texas. Plaintiff alleges that www.orbitz.com infringes U.S. Patent No. 5,712,979.

Shareholder Litigation

In re Orbitz Worldwide, Inc. Consolidated Stockholder Litigation: On March 23, 2015, the Court of Chancery consolidated six putative stockholder class actions relating to the execution of the merger agreement between Orbitz and Expedia that were filed against directors of Orbitz, Expedia, and other parties. On April 8, 2015, co-lead plaintiffs filed an amended verified class action complaint.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our 2014 Annual Report on Form 10-K.

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

ORBITZ WORLDWIDE, INC
(Registrant)

Date:	May 7, 2015	/s/ Barney Harford
Barney Harford
Chief Executive Officer
(Duly Authorized Officer)

Date:	May 7, 2015	/s/ Michael Randolfi
Michael Randolfi
Chief Financial Officer
(Principal Financial Officer)