Form 10-Q
period 2015-06-30
Orbitz Worldwide, Inc.
filed 2015-08-06
CIK 1394159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

As of July 31, 2015, 112,646,919 shares of Common Stock, par value $0.01 per share, of Orbitz Worldwide, Inc. were outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net revenue	$239,597	$248,053	$459,802	$458,308
Cost and expenses:
Cost of revenue	63,897	47,638	136,380	90,383
Selling, general and administrative	72,562	72,018	143,211	138,260
Marketing	82,520	89,604	158,245	166,382
Depreciation and amortization	13,958	15,287	28,478	28,880
Total operating expenses	232,937	224,547	466,314	423,905
Operating income/(loss)	6,660	23,506	(6,512)	34,403
Other expense:
Net interest expense	(7,467)	(8,595)	(15,877)	(18,172)
Other expense	—	(2,236)	—	(2,236)
Total other expense	(7,467)	(10,831)	(15,877)	(20,408)
Income/(loss) before income taxes	(807)	12,675	(22,389)	13,995
Provision for income taxes	3,444	5,794	2,801	13,048
Net income/(loss)	$(4,251)	$6,881	$(25,190)	$947

Net income/(loss) per share - basic:
Net income/(loss) per share	$(0.04)	$0.06	$(0.22)	$0.01
Weighted-average shares outstanding	112,418,132	110,218,036	112,007,027	109,907,641

Net income/(loss) per share - diluted:
Net income/(loss) per share	$(0.04)	$0.06	$(0.22)	$0.01
Weighted-average shares outstanding	112,418,132	115,079,178	112,007,027	114,474,084

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income/(loss)	$(4,251)	$6,881	$(25,190)	$947
Other comprehensive income/(loss):
Currency translation adjustment	(4,120)	(5,239)	3,079	(8,793)
Other comprehensive income/(loss)	(4,120)	(5,239)	3,079	(8,793)
Comprehensive income/(loss)	$(8,371)	$1,642	$(22,111)	$(7,846)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$304,798	$188,482
Accounts receivable (net of allowance for doubtful accounts of $1,401 and $1,541, respectively)	161,340	132,951
Prepaid expenses	10,806	10,039
Other current assets	34,092	17,560
Total current assets	511,036	349,032
Property and equipment (net of accumulated depreciation of $307,433 and $302,031, respectively)	110,135	111,832
Goodwill	351,098	351,098
Trademarks and trade names	89,762	89,890
Other intangible assets, net	1,144	1,300
Deferred income taxes, non-current	135,095	135,807
Restricted cash	92,544	97,810
Other non-current assets	12,453	39,200
Total Assets	$1,303,267	$1,175,969
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,237	$13,954
Accrued merchant payable	504,385	366,062
Accrued expenses	165,608	158,754
Deferred income	57,334	40,816
Term loan, current	24,100	25,871
Other current liabilities	5,970	1,544
Total current liabilities	777,634	607,001
Term loan, non-current	405,499	421,879
Tax sharing liability	55,415	61,289
Other non-current liabilities	14,733	14,702
Total Liabilities	1,253,281	1,104,871
Commitments and contingencies (see Note 5)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 112,660,845 and 110,758,513 shares issued, respectively	1,126	1,107
Treasury stock, at cost, 25,237 shares held	(52)	(52)
Additional paid-in capital	1,061,616	1,060,636
Accumulated deficit	(1,025,449)	(1,000,259)
Accumulated other comprehensive income	12,745	9,666
Total Shareholders’ Equity	49,986	71,098
Total Liabilities and Shareholders’ Equity	$1,303,267	$1,175,969

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORBITZ WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2015	2014
Operating activities:
Net income/(loss)	$(25,190)	$947
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	28,478	28,880
Non-cash net interest expense	4,532	5,237
Deferred income taxes	2,271	11,556
Stock compensation	7,416	6,803
Changes in assets and liabilities:
Accounts receivable	(29,759)	(63,438)
Accounts payable, accrued expenses and other current liabilities	15,857	24,168
Accrued merchant payable	139,588	175,944
Deferred income	16,787	21,920
Other	14,716	(5,893)
Net cash provided by operating activities	174,696	206,124
Investing activities:
Property and equipment additions	(29,312)	(21,168)
Acquisitions, net of cash acquired	—	(10,000)
Changes in restricted cash	5,116	(17,748)
Net cash used in investing activities	(24,196)	(48,916)
Financing activities:
Payments on and retirement of term loans	(18,151)	(443,250)
Issuance of long-term debt, net of issuance costs	—	443,256
Employee tax withholdings related to net share settlements of equity-based awards	(8,452)	(6,747)
Proceeds from exercise of employee stock options	2,140	143
Payments on tax sharing liability	(8,921)	(4,616)
Net cash used in financing activities	(33,384)	(11,214)
Effects of changes in exchange rates on cash and cash equivalents	(800)	1,288
Net increase in cash and cash equivalents	116,316	147,282
Cash and cash equivalents at beginning of period	188,482	117,385
Cash and cash equivalents at end of period	$304,798	$264,667
Supplemental disclosure of cash flow information:
Income tax payments, net	$1,686	$1,889
Cash interest payments	$11,553	$13,104
Non-cash investing activity:
Capital expenditures incurred not yet paid	$2,570	$3,811

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

The Board of Directors of the Company by a unanimous vote of directors present approved the Merger Agreement and the transactions contemplated thereby, including the Merger. On May 27, 2015, the Company’s shareholders voted to approve the Merger Agreement and the transactions contemplated thereby, including the Merger. Because the Company’s shareholders have approved the Merger, the Company’s Board of Directors may no longer effect a Change of Board Recommendation (as defined in the Merger Agreement) in connection with its fiduciary duties to the shareholders.

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
The Merger Agreement entered into on February 12, 2015, contains certain termination rights, and if the Merger Agreement is terminated as a result of the failure to obtain competition law approvals or a legal prohibition related to competition law matters, a termination fee of $115.0 million will be payable by Expedia to the Company, subject to certain limitations. In addition, subject to certain exceptions and limitations, if all conditions to closing other than obtaining regulatory clearances and conditions that by their nature are to be satisfied at the closing have been satisfied as of August 12, 2015, either the Company or Expedia may extend the termination date of the Merger Agreement until November 12, 2015. As of the date of this report, all conditions to the closing of the Merger other than obtaining all regulatory clearances and conditions that by their

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nature are to be satisfied at the closing have been satisfied. If neither party elects to extend the termination date on August 12, then either party may terminate the agreement.

On March 25, 2015, each of Orbitz and Expedia received a request for additional information or materials from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ pending review of the proposed merger.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Our significant accounting policies are discussed in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Our significant estimates include elements of revenue recognition, the realization of deferred tax assets, amounts that may be due under the tax sharing agreement, the reserve for fraudulent transactions, impairment of long-lived assets, goodwill and indefinite-lived intangible assets, costs to be capitalized as well as the useful life of capitalized software, and contingent liabilities, including taxes related to hotel occupancy. Actual amounts may differ from these estimates.
During the six months ended June 30, 2015, the Company experienced a significant increase in fraudulent transaction expense. While we have taken extensive actions to reduce such transactions, there is no guarantee that we will be successful in further reducing fraudulent transactions in the future or that the losses from such transactions will be reduced to a rate experienced prior to 2015.
We utilize recent loss experience, including reported debit memo information and expected delays and processing times to estimate our reserve for fraudulent transaction expense. It is possible that changes in the frequency of losses or lag times or changes in the effectiveness of our counter-measures could cause actual losses from fraudulent transactions to differ materially from our estimates.

3.	Term Loan and Revolving Credit Facility

Our $530.0 million senior secured credit facility (the “Credit Agreement”) consists of a $450.0 million term loan (the
“Term Loan”) maturing April 15, 2021 and a five year $80.0 million revolving credit facility maturing April 15, 2019 (the
“Revolver”).

Term Loan

The Term Loan bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 3.50% per annum, or the Base Rate plus 2.50% per annum. The Eurocurrency Rate is equal to the LIBOR rate as determined by the British Bankers Association (adjusted for any applicable statutory reserves as defined in the Credit Agreement) and with respect to the Term Loan shall not be less than 1.00% per annum. The Base Rate for any day is equal to the greater of (a) the Fed Funds Rate in effect plus 0.5%, (b) the Credit Suisse AG prime rate and (c) the one-month Eurocurrency Rate plus 1.00%.

The principal amount of the Term Loan is payable in quarterly installments of $1.125 million, with the final installment of the remaining outstanding balance due at the applicable maturity date with respect to such Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loan (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving certain first lien leverage ratios) of the prior year’s excess cash flow, as defined in the Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights, and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement. Due to the excess cash flow payment we made in March of this year, we are not required to make any quarterly installment payments on the Term Loan until 2019.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the Term Loan during the six months ended June 30, 2015 was as follows:

Amount
(in thousands)
Balance at January 1, 2015 (current and non-current)	$447,750
Prepayment from excess cash flow (1)	(18,151)
Balance at June 30, 2015 (current and non-current)	$429,599

(1) Some lenders exercised the right to reject their pro rata share of the prepayment.

Based on our current financial projections for the year ending December 31, 2015, we estimate that we will be required to make a $24.1 million prepayment from excess cash flow in the first quarter of 2016. The amount of prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of June 30, 2015. Prepayments from excess cash flow are applied to the scheduled quarterly Term Loan principal payments in order of maturity. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2016 is not reasonably estimable as of June 30, 2015.

At June 30, 2015, $200.0 million of the Term Loan had a fixed interest rate as a result of interest rate swaps and $229.6 million had a variable rate based on LIBOR, resulting in a blended interest rate of 4.94%, excluding the impact of the amortization of debt issuance costs (see Note 7 - Derivative Financial Instruments).

The table below shows the aggregate maturities of the Term Loan over the remaining term of the Credit Agreement, excluding any mandatory prepayments from excess cash flow that could be required under the Term Loan in future periods.

Year	(in thousands)
2015	—
2016	—
2017	—
2018	—
2019	4,349
Thereafter	425,250
Total	$429,599

Revolver

The Revolver provides for borrowings and letters of credit up to $80.0 million, through which we are allowed to issue up to $55.0 million in letters of credit. The Revolver bears interest at a variable rate, at our option, of the Eurocurrency Rate plus a margin of 3.00% per annum or the Base Rate plus a margin of 2.00% per annum. We pay a letter of credit fee in the amount of the Eurocurrency Rate on all outstanding letters of credit and we incur a facility fee of 0.50% per annum on all loans, letters of credit and any unused amounts on the Revolver. At June 30, 2015 there were no outstanding borrowings or letters of credit issued under the Revolver.

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

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Tax Sharing Liability

We have a liability included in our Condensed Consolidated Balance Sheets that relates to a tax sharing agreement between Orbitz and the Founding Airlines. As of June 30, 2015, the estimated remaining payments that may be due under this agreement were approximately $87.3 million. We estimated that the net present value of our obligation to pay tax benefits to the Founding Airlines was $73.3 million and $78.4 million at June 30, 2015 and December 31, 2014, respectively. The change in the tax sharing liability for the six months ended June 30, 2015 was as follows:

Amount
(in thousands)
Balance at January 1, 2015 (current and non-current)	$78,382
Accretion of interest expense	3,841
Cash payments	(8,921)
Balance at June 30, 2015 (current and non-current)	$73,302

(a)
We accreted interest expense related to the tax sharing liability of $1.7 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively, and $3.8 million and $4.9 million for the six months ended June 30, 2015 and 2014, respectively.

Based upon the estimated timing of future payments we expect to make, the current portion of the tax sharing liability of $17.9 million and $17.1 million was included in Accrued expenses in our Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively. The long-term portion of the tax sharing liability of $55.4 million and $61.3 million was reflected as Tax sharing liability in our Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively.

5.	Commitments and Contingencies

Our contractual obligations as of June 30, 2015 did not materially change from the amounts set forth in our 2014 Annual Report on Form 10-K.

Company Litigation

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other shareholder, commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries. As of June 30, 2015 and December 31, 2014, we had accruals of $2.7 million and $4.3 million related to various legal proceedings, respectively. Litigation is inherently unpredictable and, although we believe we have valid defenses in these matters, unfavorable resolutions could occur. Below, we have provided relevant information on these matters.

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

•
The following taxing authorities have issued assessments which are not final and are subject to further review by such taxing authorities: the Colorado Department of Revenue; the City of Aurora, Colorado; the Maryland Comptroller; the Texas Comptroller; the City of Portland, Oregon, and Multnomah County, Oregon; and Lake County, Indiana. These assessments range from $0.02 million to approximately $5.8 million, and total approximately $10.5 million.

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
In 2013, the Hawaii Tax Court of Appeals (the “Tax Court”) held the OTCs liable for GET on the gross amounts of merchant hotel reservations that they facilitated during this time period, and required Orbitz to pay approximately $26.0 million into a contested litigation fund, pending the outcome of the appeal to the Hawaii Supreme Court. In its March 17, 2015 ruling, the Hawaii Supreme Court affirmed in part and vacated in part the rulings of the Tax Court. The Hawaii Supreme Court affirmed the Tax Court’s ruling that the OTCs are not subject to Hawaii TAT. The Hawaii Supreme Court also affirmed the Tax Court’s ruling that the OTCs are liable for GET, and that the OTCs are subject to penalties and interest on those amounts. However, the Hawaii Supreme Court vacated the Tax Court’s ruling that OTCs are liable for GET on the gross amounts of the merchant model hotel reservations they facilitate, and instead ruled the OTCs are liable only on their markup and service fees. The Hawaii Supreme Court remanded this case to the Tax Court to calculate damages consistent with the Hawaii Supreme Court’s decision.

On July 20, 2015, the Tax Court heard argument on issues relating to calculation of damages and the amounts of the OTCs’ refunds for amounts paid into the contested litigation fund to satisfy the judgment relating to the 2002-2011 assessments. The Tax Court held that Hawaii must refund all undisputed amounts to the OTCs. For the Orbitz entities, the amount of the refund that is not disputed is $21.1 million (of the $26 million that Orbitz originally paid). Under the Tax Court’s order, Hawaii must refund that amount within 30 days of the entry of judgment, which we expect will occur shortly. The Court did not issue a final determination on the legal and factual issues that will determine whether and to what extent Orbitz will be refunded additional amounts. Orbitz believes that it is entitled to an additional refund of approximately $1.3 million; Hawaii disputes that it owes this amount. At the time Orbitz made the $26 million payment to Hawaii’s contested litigation fund, it recorded an asset of $22 million. In light of the Tax Court’s recent rulings, Orbitz has not made any adjustments to these amounts.

The Hawaii Department of Taxation has issued three sets of assessments that have not yet been finally resolved. These are assessments on merchant hotel reservations for 2012 in the amount of $16.9 million; on merchant hotel and car rental

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reservations for 2013 in the amount of $14.6 million; and for merchant car rental reservations for the 2002-2012 time period in the amounts of $3.4 million against each of the Orbitz entities. (Based on Hawaii’s past merchant model hotel assessments, Orbitz believes that Hawaii’s rental car assessments represent an aggregate of $3.4 million total against the Orbitz entities for the time period). We anticipate that the Hawaii Supreme Court’s March 17, 2015 ruling will substantially reduce Orbitz’s potential liability for these assessments.

On July 23, 2015, the District of Columbia Court of Appeals issued a decision in which it held that the OTCs are subject to the District of Columbia’s sales tax. The Court determined that the OTCs are liable for sales tax going to back to the time that they began facilitating merchant model hotel reservations at hotels located in Washington D.C. The Court of Appeals also held that the OTCs are not liable for sales tax on the tax recovery charge. Although Orbitz is evaluating the possibility of seeking rehearing in this case, it believes that loss is probable as a result of this decision, and has expensed the entire amount of the $3.8 million judgment that it paid in March 2014. This judgment represents the sales tax and interest attributable to Orbitz.com’s hotel reservations through December 31, 2011. Previously, Orbitz had not expensed approximately $3.7 million of the judgment, on the expectation that it would prevail for the portion attributable to any period before July 2011, when the District of Columbia amended its sales tax law. After all appeals have been exhausted, Orbitz anticipates that it will need to make a catch up payment to bring itself current through the current date. That amount has not yet been determined, but Orbitz has accrued $0.9 million, which represents its estimate of its liability for this time period.

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

On July 29, 2015, Orbitz settled a lawsuit that Trilegiant filed against it in the Supreme Court of New York. The lawsuit alleged that Orbitz was obligated to make a series of termination payments arising out of a promotion agreement that Orbitz terminated in 2007. Orbitz agreed to settle the matter for $13.6 million, which was consistent with the accrual we previously established for this matter.

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

The following table shows the amount of letters of credit and similar instruments outstanding by facility, as well as the amounts of our restricted cash balances:

	June 30, 2015		December 31, 2014
	Letters of Credit and Other Credit Support	Restricted Cash	Letters of Credit and Other Credit Support	Restricted Cash
	(in thousands)
Multi-currency letter of credit facility	$—	$—	$2,892	$3,176
Uncommitted letter of credit facilities and surety bonds	96,053	92,544	98,406	94,634
Total	$96,053	$92,544	$101,298	$97,810

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total letter of credit fees were less than $0.1 million for both the three months ended June 30, 2015 and 2014, and $0.1 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

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

6.	Equity-Based Compensation

We issue share-based awards under the Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants who are selected by the Compensation Committee of the Board of Directors for participation in the Plan. As of June 30, 2015, 3,518,537 shares were available for future issuance under the Plan.

Restricted Stock Units

We granted 805,251 restricted stock units (“RSUs”) during the six months ended June 30, 2015, with a weighted-average grant date fair value per share of $11.48. The fair value of RSUs is amortized on a straight-line basis over the requisite service period of four years.

Non-Employee Directors Deferred Compensation Plan

We granted 92,977 deferred stock units to our non-employee directors during the six months ended June 30, 2015 with a weighted-average grant date fair value per share of $11.36. These deferred stock units are issued as RSUs under the Plan and are immediately vested and non-forfeitable and expensed on the grant date at their fair value.

Compensation Expense

We recognized total equity-based compensation expense of $4.5 million and $3.9 million for the three months ended June 30, 2015 and 2014, respectively and $7.4 million and $6.8 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, a total of $21.8 million of unrecognized compensation costs related to unvested RSUs and unvested PSUs are expected to be recognized over the remaining weighted-average lives of 2.7 years.

7.	Derivative Financial Instruments

Interest Rate Hedges

At June 30, 2015, we had the following interest rate swaps outstanding that effectively converts $200.0 million of the term loan from a variable interest rate to a fixed interest rate. We will pay a fixed interest rate on the notional amount and in exchange receive a variable interest rate based on the one-month LIBOR rate. We do not use derivatives for speculative or trading purposes.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid	Variable Interest Rate Received
$100.0 million	August 29, 2014	August 31, 2016	1.11%	One-month LIBOR
$100.0 million	August 29, 2014	August 31, 2016	1.15%	One-month LIBOR

We entered into interest rate derivative contracts to protect against volatility of future cash flows of the variable interest payments related to our term loan. These derivative contracts are economic hedges and are not designated as cash flow hedges. We mark-to-market these instruments and record the changes in the fair value of these items in Net interest expense in the

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Condensed Consolidated Statements of Operations and recognize the unrealized gain or loss in Other non-current assets or liabilities. Unrealized losses of $1.6 million and $2.2 million were recognized at June 30, 2015 and 2014, respectively.

The following table summarizes the location and fair value of derivative instruments on the Company’s Condensed Consolidated Balance Sheets.

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2015	December 31, 2014
		(in thousands)
Interest rate swaps not designated as hedging instruments	Other non-current liabilities	$1,608	$1,723

Foreign Currency Hedges

We enter into foreign currency contracts to manage our exposure to changes in exchange rates associated with foreign currency receivables, payables and intercompany transactions. We primarily hedge our foreign currency exposure to several currencies in Europe and the Australian dollar. As of June 30, 2015, we had foreign currency contracts outstanding with a total net notional amount of $170.0 million, all of which subsequently matured. The foreign currency contracts do not qualify for hedge accounting treatment; accordingly, changes in the fair value of the foreign currency contracts are reflected in net income as a component of Selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

The following table shows the fair value of our foreign currency hedges:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2015	December 31, 2014
		(in thousands)
Asset Derivatives:
Foreign currency hedges	Other current assets	$—	$4,275
Liability Derivatives:
Foreign currency hedges	Other current liabilities	$3,993	$—

The following table shows the changes in the fair value of our foreign currency contracts, which were recorded as losses in Selling, general and administrative expense in our Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Foreign currency hedges (a)	$(6,884)	$(5,236)	$(3,068)	$(10,105)

(a)
We recorded transaction gains associated with the re-measurement and settlement of our foreign denominated assets and liabilities of $5.0 million and $4.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $6.9 million for the six months ended June 30, 2015 and 2014, respectively. These transaction gains were included in Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The net impact of these transaction gains, together with the losses incurred on our foreign currency hedges, were losses of $1.8 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $2.7 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively.

The tables below show the gross and net amounts related to derivatives eligible for offset in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014. The gross asset amount of the derivative listed below is the maximum loss the Company would incur if the counterparties failed to meet their obligation.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Amounts of Recognized Liabilities	Gross Asset Recognized as an Offset	Net Liabilities (Assets)Included in the Condensed Consolidated Balance Sheets
	(in thousands)

June 30, 2015	$6,746	$(1,145)	$5,601
December 31, 2014	$2,947	$(5,499)	$(2,552)

8.	Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income (“AOCI”) is comprised of currency translation adjustments. The change in AOCI by component for the three months ended June 30, 2015 and 2014 was as follows:

	Currency Translation Adjustment
	2015	2014
	(in thousands)
Balance at April 1,	$16,865	$(538)
Other comprehensive income/(loss) before reclassifications	(4,120)	(5,239)
Net current-period other comprehensive income/(loss)	(4,120)	(5,239)
Balance at June 30,	$12,745	$(5,777)

The change in AOCI by component for the six months ended June 30, 2015 and 2014 was as follows:

	Currency Translation Adjustment
	2015	2014
	(in thousands)
Balance at January 1,	$9,666	$3,016
Other comprehensive income/(loss) before reclassifications	3,079	(8,793)
Net current-period other comprehensive income/(loss)	3,079	(8,793)
Balance at June 30,	$12,745	$(5,777)

9.	Net Income/(Loss) per Share

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

The following table presents the weighted-average shares outstanding used in the calculation of net income/(loss) per share:

	Three Months Ended June 30,		Six months ended June 30,
Weighted-Average Shares Outstanding	2015	2014	2015	2014
Basic	112,418,132	110,218,036	112,007,027	109,907,641
Diluted effect of:
Restricted stock units	—	2,318,956	—	1,852,820
Performance-based restricted stock units	—	2,095,044	—	2,255,755
Stock options	—	447,142	—	457,868
Diluted	112,418,132	115,079,178	112,007,027	114,474,084

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following equity awards were not included in the diluted net income/(loss) per share calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six months ended June 30,
Antidilutive Equity Awards	2015	2014	2015	2014
Restricted stock units	4,288,652	936,427	4,141,535	618,421
Performance-based restricted stock units	1,798,277	410,445	1,933,003	269,851
Stock options	787,017	—	919,260	—
Total	6,873,946	1,346,872	6,993,798	888,272

10.	Fair Value Measurements

The following table shows the fair value of our assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, which are classified as Other current assets, Other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2015				December 31, 2014
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Assets:
Foreign currency derivative assets	$—	$—	$—	$—	$4,275	$4,275	$—	$—
Liabilities:
Foreign currency derivative liabilities	$3,993	$3,993	$—	$—	$—	$—	$—	$—
Interest rate swap liabilities	$1,608	$—	$1,608	$—	$1,723	$—	$1,723	$—

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

The carrying value of the Term Loan was $429.6 million at June 30, 2015, compared with a fair value of $430.1 million. At December 31, 2014, the carrying value of the term loans as part of the Credit Agreement was $447.8 million compared with a fair value of $442.2 million. The fair values were determined based on quoted market prices, which is classified as a Level 2 measurement.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

We recorded tax expense of $3.4 million and $5.8 million for the three months ended June 30, 2015 and June 30, 2014, respectively, a decrease of $2.4 million. The tax decrease largely reflects lower U.S. based income for which the federal tax liability is deferred and lower income in certain European based subsidiaries.
We recorded tax expense of $2.8 million and $13.0 million for the six months ended June 30, 2015, and June 30, 2014, respectively, a decrease of $10.2 million. The decrease was primarily due to U.S. based income for which the federal tax liability is deferred.

The net deferred tax assets at June 30, 2015 and December 31, 2014 amounted to $145.0 million and $146.3 million, respectively. The substantial majority of the net deferred tax assets relate to U.S. federal taxes.
We have established a liability for future income tax contingencies and liabilities, referred to as unrecognized tax benefits, of $3.3 million as of both June 30, 2015 and December 31, 2014, respectively, that management believes to be adequate. This liability represents the additional taxes that may be paid when the related items are resolved. The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $3.3 million at both June 30, 2015 and December 31, 2014. During the next twelve months, we anticipate no reduction to this liability due to the lapsing of statutes of limitations, which would affect our effective tax rate.

In computing the tax provision for both the three and six months ended June 30, 2015, we recognized an income tax provision in tax jurisdictions in which we had pre-tax income for the period and are expecting to generate pre-tax book income during the remainder of fiscal year 2015. We recognized an income tax benefit in tax jurisdictions in which we incurred pre-tax losses for the three and six months ended June 30, 2015, and are expecting to be able to realize the benefits associated with these losses during the remainder of fiscal year 2015 or expect to recognize a deferred tax asset related to such losses at December 31, 2015. Our effective tax rate differs significantly from the U.S. federal statutory rate as we have not recognized any tax benefit for losses in certain jurisdictions that we expect will not be realized and for which we have previously established a valuation allowance against the deferred tax assets.

ORBITZ WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing arrangement”, which clarifies that the presentation of software licenses incurred in connection with cloud computing arrangements should be presented in a manner consistent with other software license agreements in the financial statements. ASU 2015-05 will become effective for public companies beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of this
ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU No.2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies beginning after December 15, 2015. Early adoption is permitted. Upon adoption of this standard, the Company will reclassify debt issuance costs, which are presently recorded in Other non-current assets, to a reduction of Term loan, non-current. The balance of debt issuance costs recorded in Other non-current assets as of June 30, 2015 is approximately $6.8 million.

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

In May 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB affirmed its April 2015 proposal to defer the effective date by one year. Therefore, the accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

EXECUTIVE OVERVIEW

General

On February 12, 2015, the Company, Expedia, Inc., and Xeta, Inc., an indirect wholly owned subsidiary of Expedia Inc.
entered into an Agreement and Plan of Merger (the “Merger”) (see Note 1 - Organization and Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements). The following discussion excludes any impact that may result from the Merger Agreement.

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
Demand in the air travel industry has strengthened over the past few years driven largely by increased corporate travel demand. The increased corporate travel demand combined with continued discipline by airlines around capacity has resulted in higher airfares. Further consolidation of the airline industry generally puts additional pressure on capacity and airfares and may do so in the future.

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

RESULTS OF OPERATIONS

	Three months ended June 30,		Increase/ (Decrease)		Six months ended June 30,		Increase/ (Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Net revenue	$239,597	$248,053	$(8,456)	(3)%	$459,802	$458,308	$1,494	—%
Cost and expenses:
Cost of revenue	63,897	47,638	16,259	34%	136,380	90,383	45,997	51%
Selling, general and administrative	72,562	72,018	544	1%	143,211	138,260	4,951	4%
Marketing	82,520	89,604	(7,084)	(8)%	158,245	166,382	(8,137)	(5)%
Depreciation and amortization	13,958	15,287	(1,329)	(9)%	28,478	28,880	(402)	(1)%
Total operating expenses	232,937	224,547	8,390	4%	466,314	423,905	42,409	10%
Operating income/(loss)	6,660	23,506	(16,846)	(72)%	(6,512)	34,403	(40,915)	**
Other expense:
Net interest expense	(7,467)	(8,595)	1,128	(13)%	(15,877)	(18,172)	2,295	(13)%
Other expense	—	(2,236)	—	—%	—	(2,236)	—	—%
Total other expense	(7,467)	(10,831)	3,364	(31)%	(15,877)	(20,408)	4,531	(22)%
Income/(loss) before income taxes	(807)	12,675	(13,482)	**	(22,389)	13,995	(36,384)	**
Provision for income taxes	3,444	5,794	(2,350)	(41)%	2,801	13,048	(10,247)	(79)%
Net income/(loss)	$(4,251)	$6,881	$(11,132)	**	$(25,190)	$947	$(26,137)	**

** Not meaningful.

Net Revenue

The table below shows our gross bookings, net revenue, transaction growth and hotel room night growth for the three and six months ended June 30, 2015 and 2014. Gross bookings, transactions and stayed hotel room nights not only have an impact on our net revenue trends, but these metrics also provide insight to changes in overall travel demand, both industry-wide and specific to our websites. Air gross bookings include only standalone air gross bookings, while non-air gross bookings include gross bookings from hotels, car rentals, vacation packages, cruises, destination services and travel insurance.

	Three months ended June 30,		Increase/ (Decrease)		Six months ended June 30,		Increase/ (Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Gross bookings:
Domestic	$2,624,196	$2,729,525	$(105,329)	(4)%	$5,275,271	$5,207,335	$67,936	1%
International	464,898	628,173	(163,275)	(26)%	1,031,566	1,332,877	(301,311)	(23)%
Total gross bookings	$3,089,094	$3,357,698	$(268,604)	(8)%	$6,306,837	$6,540,212	$(233,375)	(4)%

Standalone air	$1,903,325	$2,164,643	$(261,318)	(12)%	$3,848,265	$4,117,967	$(269,702)	(7)%
Non-air	1,185,769	1,193,055	(7,286)	(1)%	2,458,572	2,422,245	36,327	1%
Total gross bookings	$3,089,094	$3,357,698	$(268,604)	(8)%	$6,306,837	$6,540,212	$(233,375)	(4)%

Net revenue:
Hotel	$99,422	$90,257	$9,165	10%	$183,222	$157,491	$25,731	16%
Air	61,084	71,004	(9,920)	(14)%	124,286	141,232	(16,946)	(12)%
Vacation package	37,172	43,353	(6,181)	(14)%	67,406	76,265	(8,859)	(12)%
Advertising and media	14,562	15,181	(619)	(4)%	29,909	29,767	142	—%
Other	27,357	28,258	(901)	(3)%	54,979	53,553	1,426	3%
Total net revenue	$239,597	$248,053	$(8,456)	(3)%	$459,802	$458,308	$1,494	—%

Net revenue:
Domestic	$186,867	$182,299	$4,568	3%	$359,277	$336,908	$22,369	7%
International	52,730	65,754	(13,024)	(20)%	100,525	121,400	(20,875)	(17)%
Total net revenue	$239,597	$248,053	$(8,456)	(3)%	$459,802	$458,308	$1,494	—%

Transaction and hotel room night growth/(decline):

Booked transactions	—%	7%			4%	3%
Stayed hotel room nights	3%	20%			7%	16%

Gross Bookings

The decrease in domestic gross bookings for the three months ended June 30, 2015 was driven by both lower average booking values and lower volume for air and vacation packages, partially offset by higher volume and higher average booking values for hotels and car rentals. Domestic gross bookings for the six months ended June 30, 2015 increased year over year largely due to both higher average booking values for hotel and car rentals and higher volume for air, hotel and car rentals, partially offset by lower average booking values for air and vacation packages, and lower vacation package volume. The acquisition of certain assets and contracts of Travelocity Partner Network (“TPN”), which closed on February 28, 2014, contributed approximately 3 percentage points of gross bookings growth for the six months ended June 30, 2015.

The decrease in international gross bookings for the three months ended June 30, 2015 was driven by lower volume and lower average booking values for air, hotels, vacation packages and car rentals. For the three months ended June 30, 2015, the strength in the U.S. dollar, relative to last year, contributed approximately 13 percentage points of the overall 26 percentage point decline in international gross bookings. The decrease in international gross bookings for the six months ended June 30, 2015 was driven primarily by lower average booking values for air, hotels, vacation packages and car rentals and lower volume for air, vacation packages and car rentals, slightly offset by higher hotel volume.

Net Revenue

Net revenue decreased $8.5 million, or 3%, for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014, and increased $1.5 million for the six months ended June 30, 2015, which was flat as compared with the six months ended June 30, 2014. Excluding the impact of foreign exchange fluctuations, net revenue increased by $0.1 million and $16.9 million, respectively for the three and six months ended June 30, 2015 from the comparable prior year periods. The TPN acquisition contributed approximately 2 percentage points to year-over-year net revenue growth for the six months ended June 30, 2015.

Hotel.  Net revenue from hotel bookings increased $9.2 million, or 10%, and $25.7 million, or 16%, for the three and six months ended June 30, 2015, respectively, compared with the three and six months ended June 30, 2014. Excluding the impact of foreign currency fluctuations, net revenue from hotel bookings increased $12.5 million and $31.1 million for the three and six months ended June 30, 2015 from the comparable prior year periods. Domestic hotel net revenue, for both the three and six months ended June 30, 2015, increased due to higher volume and higher net revenue per transaction. International hotel net revenue, for the three month period decreased due to lower net revenue per transaction, and to a lesser degree, lower hotel volume. International hotel net revenue for the six months ended June 30, 2015, decreased due to lower net revenue per transaction, partially offset by higher volume. The TPN acquisition contributed approximately 4 percentage points to year-over-year standalone hotel net revenue growth for the six months ended June 30, 2015.

Air.  Net revenue from air bookings decreased $9.9 million or 14%, and decreased $16.9 million or 12%, for the three and six months ended June 30, 2015, respectively, as compared with the three and six months ended June 30, 2014. Excluding the impact of foreign exchange fluctuations, air net revenue decreased $7.5 million and decreased $11.7 million for the three and six months ended June 30, 2015, respectively, from the comparable prior year periods. Domestic air net revenue decreased for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014, due to lower net revenue per transaction and lower volume. Domestic air net revenue decreased for the six months ended June 30, 2015, as compared with the six months ended June 30, 2014, due to lower net revenue per transaction, slightly offset by higher volume. International air net revenue decreased for both the three and six months ended June 30, 2015 from the comparable prior year periods, due to lower net revenue per transaction and lower volume. The TPN acquisition contributed approximately 2 percentage points to year-over-year standalone air net revenue growth for the six months ended June 30, 2015.

Vacation package.  Net revenue from vacation package bookings for the three and six months ended June 30, 2015 decreased $6.2 million, or 14%, and decreased $8.9 million, or 12%, respectively, as compared with the three and six months ended June 30, 2014. Excluding the impact of foreign currency fluctuations, net revenue from vacation packages decreased $4.3 million and decreased $5.9 million for the three and six months ended June 30, 2015, respectively, from the comparable prior year periods. For both the three and six months ended June 30, 2015, domestic vacation package net revenue decreased from the comparable prior year periods due to lower volume and lower net revenue per transaction. For both the three and six months ended June 30, 2015, international vacation package net revenue decreased from the comparable prior year periods due to lower volume and lower net revenue per transaction.

Advertising and media.  Advertising and media net revenue decreased $0.6 million, or 4%, and increased $0.1 million, or remained flat, for the three and six months ended June 30, 2015, respectively, from the comparable prior year periods. Excluding the impact of foreign currency fluctuations, advertising and media net revenue decreased $0.3 million and increased $0.7 million for the three and six months ended June 30, 2015, respectively, from the comparable prior year periods.

Other.  Other net revenue is composed primarily of net revenue from travel insurance, car bookings, cruise bookings and attraction and services. Other net revenue decreased $0.9 million, or 3%, and increased $1.4 million, or 3%, for the three and six months ended June 30, 2015, respectively, as compared with the three and six months ended June 30, 2014. Excluding the impact of foreign currency fluctuations, other net revenue decreased $0.3 million and increased $2.7 million for the three and six months ended June 30, 2015, respectively, compared with the three and six months ended June 30, 2014. The decrease in other net revenue for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014, was due largely to lower attractions and services net revenue, travel insurance and cruise net revenue, partially offset by higher car rental net revenue. The increase in other net revenue for the six months ended June 30, 2015, as compared with the six months ended June 30, 2014, was due to higher car rental net revenue, partially offset by lower travel insurance, lower attractions and services net revenue and lower cruise net revenue.

Costs and Expenses

Cost of Revenue

Our cost of revenue is composed of costs to operate our customer service call centers, credit card and other payment processing fees and other costs, which include customer refunds, fraudulent transactions and other charge-backs and connectivity and other processing costs.

	Three months ended June 30,		Increase/ (Decrease)		Six months ended June 30,		Increase/ (Decrease)
	2015	2014	$	%	2015	2014	$	%
Cost of revenue:	(in thousands)				(in thousands)
Customer service costs	$21,783	$19,549	$2,234	11%	$42,905	$34,440	$8,465	25%
Credit card processing fees	18,303	18,727	(424)	(2)%	37,614	37,592	22	—%
Other	23,811	9,362	14,449	**	55,861	18,351	37,510	**
Total cost of revenue	$63,897	$47,638	$16,259	34%	$136,380	$90,383	$45,997	51%

Cost of revenue increased $16.3 million (a $17.7 million increase excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. This was driven by a $16.4 million increase in fraudulent transaction expense. Additionally, there were higher customer service costs of $2.2 million, offset by lower connectivity and processing costs of $2.3 million.

Cost of revenue increased $46.0 million (a $48.8 million increase excluding the impact of foreign currency fluctuations), for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. This was driven by a $39.9 million increase in fraudulent transaction expense, an $8.5 million increase in customer service costs and a $1.7 million increase in customer refunds, which were partially offset by a $4.2 million decrease in connectivity and processing costs. Excluding fraudulent transaction expense, TPN contributed approximately $4.6 million of the cost of revenue increase.

The higher fraudulent transaction expense reflects a significant increase in fraudulent transactions during the three and six months ended June 30, 2015 compared with the same periods in the prior year. Fraudulent transactions (transactions where unauthorized payment sources are used to purchase travel products and services) and the resulting fraudulent transaction losses, increased within a very short time-frame. We have taken extensive action designed to increase our ability to identify, process, mitigate and prevent fraudulent transactions in the future. The actions include implementing technology to reduce fraudulent transactions at the time of booking, significantly increasing the staff assigned to review potential fraudulent bookings, modifying fraudulent transaction risk assessment criteria and disallowing certain transaction types that have experienced a much higher rate of incidence. Although we believe these actions are having a positive impact and expect these actions to decrease our fraudulent transaction losses in future periods, we expect fraudulent transaction losses for the third and fourth quarters will likely exceed each comparable quarter in 2014. The timing of decreasing fraudulent transaction losses will depend upon the timing of, and our success in, effectively implementing the mitigating actions and the extent to which fraudulent transactions increase generally. Fraudulent transactions are primarily being undertaken by criminals who illegally use credit card information obtained from non-Orbitz Worldwide sources and do not stem from the compromise of Orbitz Worldwide customer information.

Selling, General and Administrative

Our selling, general and administrative expense is composed of wages and benefits, contract labor costs, network communications, systems maintenance and equipment costs and other costs, which include professional fees, foreign currency transaction and hedging expense and other administrative costs.

	Three months ended June 30,		Increase/ (Decrease)		Six months ended June 30,		Increase/ (Decrease)
	2015	2014	$	%	2015	2014	$	%
Selling, general and administrative:	(in thousands)				(in thousands)
Wages and benefits (a)	$40,168	$43,818	$(3,650)	(8)%	$81,832	$83,713	$(1,881)	(2)%
Contract labor (a)	6,346	6,115	231	4%	12,344	10,933	1,411	13%
Network communications, systems maintenance and equipment	6,812	7,446	(634)	(9)%	13,163	13,699	(536)	(4)%
Other	19,236	14,639	4,597	31%	35,872	29,915	5,957	20%
Total selling, general, and administrative	$72,562	$72,018	$544	1%	$143,211	$138,260	$4,951	4%

(a)	The amounts presented above for wages and benefits and contract labor are net of amounts capitalized related to software development.

Selling, general and administrative expense increased $0.5 million (a $3.5 million increase excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. This increase was driven by $3.1 million in merger related costs in 2015 and an increase in litigation related expenses of $1.2 million. The increases were largely offset by a $3.6 million decrease in wages and benefits. The decrease in wages and benefits was driven by lower incentive-based compensation and lower employee benefit costs, partially offset by higher wages due primarily to higher staffing.

Selling, general and administrative expense increased $5.0 million (a $10.5 million increase excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. This increase was driven by merger related costs of $8.1 million in 2015, higher consulting and offshore contract services of $1.4 million and higher litigation related expenses of $0.9 million. These were partially offset by lower wages and benefits of $1.9 million and a technology cost reimbursement of $1.0 million in 2015. In addition, we had lower facilities and network communication costs. The decrease in wages and benefits was driven by lower incentive-based compensation and lower employee benefit costs, partially offset by higher wages due primarily to higher staffing.

Marketing

Our marketing expense is primarily composed of online marketing costs, such as search engine marketing and travel research; offline marketing costs, such as television, radio and print advertising; and commissions to affiliates, including distribution partners. Our online marketing spending is significantly greater than our offline marketing spending.

Marketing expense decreased $7.1 million, or 8% (a $2.9 million decrease excluding the impact of foreign currency fluctuations) for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. The decrease was due primarily to lower online marketing spending in the quarter.

Marketing expense decreased $8.1 million, or 5%, (a $0.1 million decrease excluding the impact of foreign currency fluctuations) for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. The decrease in marketing expense was due primarily to lower online marketing spending, partially offset by higher offline marketing spending.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.3 million for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. The impact of changes in foreign currency translation rates was not significant.

Depreciation and amortization expense decreased $0.4 million (a $0.3 million decrease excluding the impact of foreign currency fluctuations), for the six months ended June 30, 2015 compared with the six months ended June 30, 2014.

Net Interest Expense

Net interest expense decreased $1.1 million for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. The decrease in net interest expense was largely due to lower interest expense on the term loan, lower costs related to interest rate swaps and a decrease in non-cash interest expense related to the tax sharing liability. For the three months ended June 30, 2015, the weighted average interest rate of the term loan was 15 basis points lower than the same period in 2014 and the average principal balance of the debt outstanding was lower by $18.8 million, compared with the same period in 2014.

Net interest expense decreased $2.3 million for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. The decrease in net interest expense was largely due to lower interest expense on the term loan and a decrease in non-cash interest expense related to the tax sharing liability. For the six months ended June 30, 2015, the weighted average interest rate of the term loan was 56 basis points lower than the same period in 2014 and the average principal balance of the debt outstanding was approximately $8.8 million lower, compared with the same period in 2014.

See Note 3 - Term Loan and Revolving Credit Facility of the Notes to the Condensed Consolidated Financial Statements.

Other Expense

Other expense was $2.2 million lower for the three and six months ended June 30, 2015 compared with the same periods in 2014. The decrease in other expense was due to a $2.2 million charge during the three months ended June 30, 2014 reflecting refinancing costs related to the credit agreement, as amended, and the write-off of deferred financing fees.

Provision/(Benefit) for Income Taxes

We recorded tax provisions of $3.4 million and $5.8 million for the three months ended June 30, 2015 and June 30, 2014, respectively. The decrease in tax expense in the three months ended June 30, 2015 compared with the same period in 2014 was primarily due to lower U.S. based income for which the federal tax is deferred and lower income in certain European subsidiaries.

We recorded tax provisions of $2.8 million and $13.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The tax provision for both the six month periods ended June 30, 2015 and June 30, 2014 was primarily due to U.S. based income for which federal tax is deferred.

As of June 30, 2015, the valuation allowance for our deferred tax assets was $107.7 million, which related primarily to foreign jurisdictions. We have maintained full valuation allowances in the foreign jurisdictions that had previously established a valuation allowance. We will continue to assess the level of the valuation allowance required and if sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our principal sources of liquidity are our cash flows from operations, our cash and cash equivalents and availability under the Credit Agreement, which includes an $80.0 million revolving credit facility (the “Revolver”) through which we are allowed to issue up to $55.0 million in letters of credit (See Note 3 - Term Loan and Revolving Credit Facility of the Notes to

the Condensed Consolidated Financial Statements). At June 30, 2015, our cash and cash equivalents amounted to $304.8 million. At June 30, 2015, there were no outstanding borrowings or letters of credit issued under the Revolver. Letters of credit that are issued under the Revolver would reduce the amount available for borrowings. Total available liquidity from cash and cash equivalents and the Revolver was $384.8 million at June 30, 2015.

We require letters of credit and similar instruments to support certain supplier and commercial agreements, lease obligations and to comply with non-U.S. regulatory and governmental regulations. At June 30, 2015 and December 31, 2014, we had $96.1 million and $101.3 million, respectively, of outstanding letters of credit and similar instruments. In addition, we may continue to be required to provide financial security or pay deposits to municipalities in order to challenge assessments in court for hotel tax proceedings, which could negatively affect our cash flow and liquidity. For further details, see Note 5 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

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

As of June 30, 2015, we had a working capital deficit of $266.6 million compared with a deficit of $258.0 million as of December 31, 2014. The increased deficit in net working capital in the six months ended June 30, 2015, as compared with December 31, 2014, resulted from the net loss for the period and payments related to the net tax sharing liability, which were partially offset by a security deposit reclassified from long-term assets to short-term assets of $22.0 million and lower restricted cash.

We generated positive cash flow from operations for each of the years ended December 31, 2010 through December 31, 2014 and for the six months ended June 30, 2015 despite experiencing net losses in several of these periods, and we expect annual cash flow from operations to remain positive for the foreseeable future. We generally use this cash flow to fund our operations, make principal and interest payments on our debt, finance capital expenditures, cash collateralize letters of credit and meet our other cash operating needs. For the year ending December 31, 2015, we expect our capital expenditures to be between $57 million and $63 million, a portion of which is discretionary in nature. We do not intend to declare or pay any cash dividends on our common stock.

With respect to both our short- and long-term liquidity needs, we currently believe that cash flow generated from operations, cash on hand and borrowing availability under the Revolver will provide sufficient liquidity to fund our operating activities, capital expenditures and other obligations. See Note 3 - Term Loan and Revolving Credit Facility of the Notes to the Condensed Consolidated Financial Statements.

Cash Flows

Our net cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2015	2014
	(in thousands)
Beginning cash and cash equivalents	$188,482	$117,385
Cash provided by/(used in):
Operating activities	174,696	206,124
Investing activities	(24,196)	(48,916)
Financing activities	(33,384)	(11,214)
Effect of changes in exchange rates on cash and cash equivalents	(800)	1,288
Net increase in cash and cash equivalents	116,316	147,282
Ending cash and cash equivalents	$304,798	$264,667

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

We generated cash flow from operations of $174.7 million for the six months ended June 30, 2015 compared with $206.1 million for the six months ended June 30, 2014. Cash flow from operations for the six months ended June 30, 2015, as compared with the same period in 2014, was affected by lower net earnings of $26.1 million, an increase in accounts receivable of $33.7 million, partially offset by an increase in accrued merchant payable of $36.4 million, an increase in accounts payable, accrued expenses and other current liabilities of $8.3 million, as a well as the effect of foreign exchange contract fair values and rates on other assets and liabilities.

Investing Activities

Cash flow used in investing activities decreased $24.7 million to $24.2 million for the six months ended June 30, 2015 from $48.9 million for the six months ended June 30, 2014. This change from the prior year was due primarily to a decline in restricted cash resulting primarily from lower collateral requirements in certain European countries of $22.9 million in the six months ended June 30, 2015, as compared with the prior year period, somewhat offset by higher capital spending of $8.1 million.

Financing Activities

Cash flow used in financing activities increased $22.2 million to $33.4 million for the six months ended June 30, 2015 from $11.2 million for the six months ended June 30, 2014. This increase was due primarily to net higher repayments related to our term loan of $18.2 million, and higher tax sharing liability payments of $4.3 million.

Financing Arrangements

Our $530.0 million senior secured credit facility (the “Credit Agreement”) consists of a $450.0 million term loan (the “Term Loan”) maturing April 15, 2021 and a five year $80.0 million revolving credit facility maturing April 15, 2019 (the “Revolver”).

The Term Loan and the Revolver bear interest at a variable rate, at our option, of the Eurocurrency Rate or the Base Rate, plus a margin. The Credit Agreement requires us not to exceed a maximum first lien leverage ratio of 5.00 to 1, as defined in the Credit Agreement. As of June 30, 2015, we were in compliance with the financial covenant and other conditions of the Credit Agreement and expect to be in compliance for the foreseeable future.

The Term Loan is payable in quarterly installments of $1.125 million (subject to reduction due to excess cash flow payments discussed below), with the remaining outstanding balance due at the applicable maturity date with respect to such

Term Loan. In addition, we are required, subject to certain exceptions, to make payments on the Term Loan: (a) annually in the first quarter of each fiscal year in an amount of 50% (which percentage will be reduced to 25% and 0% subject to achieving a certain leverage ratio) of the prior year’s excess cash flow, as defined in the Credit Agreement; (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights; and (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement. Due to the excess cash flow payment we have made, we are not required to make any quarterly installment payments on the Term Loan until 2019.

Based on our current financial projections for the year ended December 31, 2015, we estimate that we will be required to make a $24.1 million prepayment related to excess cash flow in the first quarter of 2016. The amount of the prepayment required is subject to change based on actual financial results, which could differ materially from our financial projections as of June 30, 2015. Prepayments from excess cash flow are applied to the scheduled Term Loan payments in order of maturity. The potential amount of prepayment from excess cash flow that will be required beyond the first quarter of 2016 is not reasonably estimable as of June 30, 2015.

We believe we have access to sufficient letter of credit availability to meet our short- and long-term requirements through a combination of term loan proceeds designated to be used to cash collateralize letters of credit or similar instruments, our Revolver, through which our revolving lenders have agreed to issue up to $55.0 million in letters of credit, and cash and cash equivalents as reflected on our balance sheet which we can use to support letters of credit and similar instruments.

Financial Obligations

Commitments and Contingencies

We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other shareholder, commercial, employment and tax matters. We believe that we have meritorious defenses, and we are vigorously defending against these claims, proceedings and inquiries (see Note 5 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements).

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

Contractual Obligations

Our contractual obligations as of June 30, 2015 did not materially change from the amounts set forth in our 2014 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements and related notes in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the amounts reported therein. An accounting policy is considered to be critical if it meets the following two criteria:

•	The policy requires an accounting estimate to be based on assumptions about matters that are highly uncertain at the time the estimate is made; and

•
Different estimates that reasonably could have been used or changes in the estimates that are reasonably likely to occur from period to period would have a material impact on our consolidated financial statements.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, long-lived asset and goodwill impairment, occupancy taxes, income taxes, tax sharing liability and internal use software have the greatest potential impact on our Condensed Consolidated Financial Statements (refer to the Company’s 2014 Annual Report on Form 10-K filed on March 9, 2015 with the SEC). These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. On a regular basis, we evaluate our assumptions, judgments and estimates.

During the six months ended June 30, 2015, the Company experienced a significant increase in fraudulent transaction expense. While we have taken extensive actions to reduce such transactions, there is no guarantee that we will be successful in further reducing fraudulent transactions in the future or that the losses from such transactions will be reduced to a rate experienced prior to 2015.

We utilize recent loss experience, including charge-back and debit memo information along with average delays and processing times to estimate our reserve for fraudulent transaction expense. It is possible that changes in the frequency of losses or lag times or changes in the effectiveness of our counter-measures could cause actual losses from fraudulent transactions to differ materially from our estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a full discussion of our market risk as of December 31, 2014, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Annual Report on Form 10-K.

Sensitivity Analysis

We assess our market risk based on changes in foreign currency exchange rates and interest rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in foreign currency rates and interest rates. We used June 30, 2015 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We determined, through this analysis, that the potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.7 million at June 30, 2015 compared with $4.9 million at December 31, 2014. There are inherent limitations in the sensitivity analysis, primarily due to assumptions that foreign exchange rate movements are linear and instantaneous.

The effect of a hypothetical 10% adverse change in market rates of interest would have no impact to interest expense at June 30, 2015. Although our Term Loan bears interest at a variable rate plus a margin, the current variable rate based on LIBOR is below the minimum rate that would be required to alter the rate under the Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The acquisition of TPN and related integration efforts will likely have an impact on our internal control over financial reporting. As of June 30, 2015, many aspects of our internal control over financial reporting have been implemented with respect to TPN integration efforts.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended June 30, 2015, except as described below, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject. In addition, there were no material developments in the legal proceedings previously reported in our 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as described below.

Litigation Relating To Hotel Taxes

Oregon Department of Revenue: On May 26, 2015, the Oregon Tax Court granted the Plaintiffs’ Notice of Voluntary Dismissal and dismissed the action with prejudice.

Cities of Columbia, et al., South Carolina: On April 6, 2015, the Court of Common Pleas for the Ninth Judicial Circuit, South Carolina, entered a final order approving the parties’ class action settlement. On June 8, 2015, the Court entered an order dismissing defendants with prejudice from the action.

Leon County, Florida: On June 11, 2015, the Florida Supreme Court affirmed summary judgment in favor of the OTCs, finding that the OTCs are not subject to the Petitioners’ hotel occupancy tax ordinances. On June 26, 2015, the Petitioners filed a motion for rehearing with the Florida Supreme Court. The motion remains pending.

City of Fargo, North Dakota.: On July 9, 2015, the Cass County Circuit Court granted summary judgment in favor of the OTCs.

City of Atlanta, Georgia: On July 9, 2015, the Georgia Court of Appeals affirmed summary judgment in favor of the OTCs on plaintiff’s conversion and breach of trust claims.

Mecklenburg County, North Carolina: On June 26, 2015, the OTCs reached a settlement with Mecklenburg County, North Carolina to resolve all potential tax liability for reservations facilitated by the OTCs commencing prior to January 1, 2015.

Hawaii Department of Taxation: On July 20, 2015, the Hawaii Tax Court of Appeals held that Hawaii is required to refund $21.1 million to Orbitz and postponed consideration of whether Orbitz is entitled to a refund of an additional $1.3 million.

District of Columbia: On July 23, 2015, the District of Columbia Court of Appeals affirmed the judgment of the trial court, finding that the OTCs are liable for sales tax on their markup and fees, but that they are not liable for sales tax on the tax recovery charge.

Shareholder Litigation

In re Orbitz Worldwide, Inc. Consolidated Stockholder Litigation: On May 20, 2015, Orbitz, Orbitz’s directors, and the Consolidated Action plaintiffs entered into an agreement in principle to settle such putative class action lawsuit.

Teamsters Union 25 Health Services & Insurance Plan v. Martin J. Brand et al.: On July 13, 2015, the Court of Chancery for the State of Delaware dismissed the Plaintiff’s Second Amended Complaint with prejudice.

Patent Litigation

uLogin LLC v. Orbitz Worldwide Inc. and Orbitz LLC: On July 23, 2015, Orbitz reached an agreement in principle to settle this case.

Metasearch Systems, LLC v. Orbitz Worldwide, Inc.: On July 24, 2015, the United States District Court for the District of Delaware dismissed this case with prejudice, thereby officially ending the case.

Other Litigation

Trilegiant Corporation v. Orbitz LLC v. Trip Network, Inc.: On July 29, 2015, Orbitz entered into an agreement to settle the breach of contract suit filed against it by Trilegiant Corporation.

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

ORBITZ WORLDWIDE, INC
(Registrant)

Date:	August 6, 2015	/s/ Barney Harford
Barney Harford
Chief Executive Officer
(Duly Authorized Officer)

Date:	August 6, 2015	/s/ Michael Randolfi
Michael Randolfi
Chief Financial Officer
(Principal Financial Officer)